Form 10-Q
period 2004-09-30
MONITRONICS INTERNATIONAL INC
filed 2004-12-17
CIK 1265107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 333-110025

Monitronics International, Inc.

(Exact name of registrant as specified in its charter)

Texas	74-2719343
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

12801 Stemmons Freeway, Suite 821

Dallas, Texas 75234

(Address of principal executive offices)

(Zip Code)

(972) 243-7443

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at November 30, 2004
Class A Common Stock, par value $.01 per share	30,723,691
Class B Common Stock, par value $.01 per share	366,626

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MONITRONICS INTERNATIONAL, INC.

BALANCE SHEETS

(In thousands, except share data)

	September 30, 2004	June 30, 2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,634	$1,645
Accounts receivable, net	6,515	5,924
Federal income tax receivable	11,668	11,739
Deferred income taxes	528	382
Prepaid expenses and other current assets	1,368	1,106

Total current assets	21,713	20,796

Property and equipment, net	4,476	4,111
Deferred income taxes	13,311	12,953
Subscriber accounts, net of accumulated amortization of $305,289 as of September 30, 2004 and $286,846 as of June 30, 2004	449,836	434,467
Deferred financing costs, net	13,986	14,718
Goodwill	14,795	14,795

Total assets	$518,117	$501,840

Liabilities and Shareholders’ Net Capital (Deficiency)
Current liabilities:
Accounts payable	$1,345	$1,671
Accrued expenses	1,702	1,943
Purchase holdbacks	10,752	10,386
Deferred revenue	5,356	5,245
Interest payable	2,844	7,234
Taxes payable	329	45
Current portion of long-term debt	1,905	1,750

Total current liabilities	24,233	28,274
Long-term debt, less current portion	406,859	379,207
Redeemable preferred stock, net	13,342	176,146
Commitments and contingencies
Shareholders’ net capital deficiency:
Class A common stock, $.01 par value:
Authorized shares – 80,000,000
Issued and outstanding shares – 30,723,691 shares as of September 30, 2004 and 3,043,920 shares as of June 30, 2004	307	30
Class B common stock, $.01 par value:
Authorized shares – 700,000
Issued and outstanding shares – 366,626 as of September 30, 2004	4	—
Additional paid-in capital	156,905	5
Treasury stock, at cost, 785,645 shares as of September 30, 2004 and 785,465 shares as of June 30, 2004	(8,568)	(8,568)
Accumulated deficit	(74,965)	(73,254)

Total shareholders’ net capital (deficiency)	73,683	(81,787)

Total liabilities and shareholders’ net capital (deficiency)	$518,117	$501,840

See accompanying notes.

MONITRONICS INTERNATIONAL, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,
	2004	2003
		(Restated)
	(In thousands)
Revenue	$40,546	$35,914
Cost of services	4,806	3,939

Gross profit	35,740	31,975

Operating expenses:
Sales, general, and administrative	7,560	6,385
Depreciation	507	558
Amortization	18,841	16,366

	26,908	23,309

Operating income	8,832	8,666

Other expense:
Interest expense	9,832	7,284
Other expense	—	8,828

	9,832	16,112

Loss before income taxes	(1,000)	(7,446)
Benefit from income taxes	(185)	(2,635)

Net loss	(815)	(4,811)

Preferred dividends accrued	(878)	(5,028)
Accretion of redeemable convertible preferred stock redemption value	(18)	(54)

Net loss attributed to common stock shareholders	$(1,711)	$(9,893)

See accompanying notes.

MONITRONICS INTERNATIONAL, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended September 30,
	2004	2003
		(Restated)
	(In thousands)
Operating Activities
Net loss	$(815)	$(4,811)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	19,348	16,924
Amortization of deferred financing costs	655	420
Write off of deferred financing costs	—	5,934
Deferred income taxes	(504)	(2,784)
Provision for bad debt	765	950
Non-cash interest accretion	24	94
Non-cash expense related to put option	470	—
Changes in current assets and liabilities:
Accounts receivable	(1,356)	(2,333)
Prepaid expenses and other current assets	(262)	(278)
Accounts payable	(326)	433
Accrued expenses	(241)	(453)
Accrued interest	(4,389)	1,974
Deferred revenue	111	1,017
Income taxes payable and receivable	355	(1,675)

Net cash provided by operating activities	13,835	15,412

Investing Activities
Purchases of property and equipment	(872)	(270)
Purchases of subscriber accounts (net of holdbacks)	(33,844)	(40,166)

Net cash used in investing activities	(34,716)	(40,436)

Financing Activities
Payment of deferred financing and issuance costs	(832)	(15,817)
Payment of subordinated debt	—	(32,491)
Payment of unaccreted redemption cost	—	(24)
Proceeds from credit facility	36,050	220,300
Payments of credit facility	(8,738)	(306,235)
Payments of preferred stock redemptive costs (1)	(5,610)	—
Proceeds from issuance of senior subordinated debt	—	159,070

Net cash provided by financing activities	20,870	24,803

Decrease in cash and cash equivalents	(11)	(221)
Cash and cash equivalents at beginning of period	1,645	334

Cash and cash equivalents at end of period	$1,634	$113

(1) Payment to Windward entities (see Note 5 (Recapitalization) to the financial statements)

Significant cash transactions during the period for:
Income taxes paid	$—	$1,270

Interest paid	$13,292	$4,564

Non-cash investing and financing activities:
Recapitalization (see Note 5 (Recapitalization) to the financial statements):
Issuance of common stock	$158,090	$—

Issuance of New Series A preferred stock	$13,342	$—

Retirement of Series A, B, C, C-1 and D-1 preferred stock	$(171,432)	$—

Accrued preferred stock dividends	$878	$5,028

See accompanying notes

MONITRONICS INTERNATIONAL, INC.

STATEMENT OF SHAREHOLDERS’ NET CAPITAL (DEFICIENCY)

(In thousands, except for shares)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Treasury Stock, at Cost		Accumulated Deficit	Total Shareholders’ Net Capital (Deficiency)

	Shares	Amount	Shares	Amount		Shares	Amount
Balance at June 30, 2004	3,043,920	$30	—	$—	$5	785,465	$(8,568)	$(73,254)	$(81,787)

Accretion of preferred stock redemption value	—	—	—	—	—	—	—	(18)	(18)
Accrual of preferred stock dividends	—	—	—	—	—	—	—	(878)	(878)
Purchase of treasury stock at cost	—	—	—	—	—	180	—	—	—
Issuance of Class A common stock	28,429,907	284			156,905	—	—	—	157,189
Cancellation of Class A common stock	(750,136)	(7)	—	—	7	—	—	—	—
Issuance of Class B common stock (Conversion of warrants)	—	—	366,626	4	—	—	—	—	4
Cancellation of warrants	—	—	—	—	(12)	—	—	—	(12)
Net loss	—	—	—	—	—	—	—	(815)	(815)

Balance at September 30, 2004	30,723,691	$307	366,626	$4	$156,905	785,645	$(8,568)	$(74,965)	$73,683

See accompanying notes

Monitronics International, Inc.

Notes to Financial Statements

(Unaudited)

1. Description of Business and Summary of Significant Accounting Policies

Description of Business

Monitronics International, Inc. (the “Company”) provides security alarm monitoring and related services to residential and business subscribers throughout the United States. The Company monitors signals arising from burglaries, fires, and other events through security systems installed by its dealers at subscribers’ premises.

The accompanying interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, the accompanying interim unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations for the interim periods.

Restatement of Prior Year Financial Statements

In the third quarter of fiscal year 2004, the Company changed its method of amortizing subscriber accounts from a 10-year straight-line method to a 10-year 135% declining balance method. The Company believes the 10-year 135% declining balance method provides a better matching to individual subscriber revenues. In conjunction with this change in amortization method, the Company has restated prior period financial statements.

The effect of the restatement on previously reported amortization and net income for the three months ended September 30, 2003 is as follows:

Selected Statement of Operations Changes

	Three Months Ended September 30, 2003
	Previously Reported	Adjustment	Adjusted Balance
	(in thousands)
Amortization	$15,689	$677	$16,366
Net loss	$(4,384)	$(427)	$(4,811)

Stock Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations, and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Under APB 25, compensation cost is recognized over the vesting period based on the difference, if any, on the date of grant between the fair market value of the Company’s common stock and the exercise price of the stock option granted. Generally, the Company grants options with an exercise price at least equal to or above the fair market value of the Company’s common stock on the date of the grant and, as a result, generally does not record compensation cost.

Monitronics International, Inc.

Notes to Financial Statements (continued)

(Unaudited)

The following table illustrates the effect of net loss if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands):

	Three Months Ended September 30,
	2004	2003
Net loss as reported	$(815)	$(4,811)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net value of related tax effects	—	(3)

Pro forma net loss	$(815)	$(4,814)

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in an entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after December 31, 2003. After conducting an evaluation of the effect of the adoption of FIN 46, the Company concluded that there were no variable interest entities to be consolidated. Therefore, the adoption of FIN 46 did not have an impact on the Company’s consolidated financial position or on its results of operations as of September 30, 2004.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150— “Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). This statement established standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first fiscal period beginning after December 15, 2003 and must be applied prospectively by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. The initial adoption of SFAS 150 had no material impact on the financial statements. However, a subsequent amendment related to an investor put option resulted in the Company recording a $0.5 million liability and related expense described in Note 3 (Related Party Transactions) to these financial statements.

2.	Long-Term Debt

Long-term debt consists of the following (in thousands):

	September 30, 2004	June 30, 2004
Revolving credit line and term loan payable	$228,200	$200,887
Senior subordinated notes payable	160,000	160,000
Subordinated notes payable	20,936	20,936
Investor put option	470	—

	409,606	381,823

Less: discount	842	866
Less: current portion	1,905	1,750

	$406,859	$379,207

Monitronics International, Inc.

Notes to Financial Statements (continued)

(Unaudited)

At September 30, 2004, the Company had a $320.0 million credit facility with various financial institutions, consisting of a $145 million revolving credit line and a $175 million term loan. As of September 30, 2004, the Company had $55.0 million in borrowings outstanding under the $145 million revolving credit facility and had $173.2 million in borrowings outstanding under the term loan. Further, the Company had $90.0 million in availability under the revolving credit line of which $27.7 million was immediately available as calculated under the Company’s bank covenants, and is charged a commitment fee of 0.75% on the average daily unused portion. The revolving credit line bears interest at a rate of either prime plus 3.0% or LIBOR plus 4.0%. The term loan bears interest at a rate of either prime plus 3.5% or LIBOR plus 4.5%. At September 30, 2004, borrowings under the credit facility bear interest at a weighted average interest rate of 6.2%. Interest incurred on borrowings is payable monthly in arrears.

On August 18, 2003, the Company entered into an agreement with the Hull Family Limited Partnership (the “Partnership”), as amended on September 23, 2004, that allowed the Partnership to put $500,000 in value of Class A common stock to the Company in each of the next five fiscal years ending June 30, 2009. The fair value of the investor put option was $0.5 million at September 30, 2004. See Note 3 (Related Party Transactions) to the financial statements.

On August 25, 2003, the Company issued $160.0 million of senior subordinated notes (the “Senior Subordinated Notes”) at 11.75% at a discount of $0.94 million with a maturity date of September 1, 2010. Interest payments are to be made semi-annually in cash in arrears on March 1 and September 1 of each year beginning on March 1, 2004. In accordance with the registration rights agreement associated with these notes, Monitronics began accruing special interest on the Senior Subordinated Notes as of March 22, 2004 because the exchange offer registration statement had not been declared effective as of that date. Such special interest accrued up to but not including November 9, 2004, the date that the registration statement was declared effective. Special interest accrued at a rate of 0.25% per annum from March 22, 2004 through June 19, 2004, at a rate of 0.50% per annum from June 20, 2004 through September 17, 2004, and at a rate of 0.75% from September 18, 2004 through November 8, 2004. On August 25, 2003, the Company also entered into a its existing credit facility agreement comprised of a $175.0 million term loan that matures in fiscal year 2010 and a $145.0 million revolving credit facility that matures in fiscal year 2009. Payments under the term loan are payable in quarterly installments from December 31, 2003 through June 30, 2009. The quarterly payment is calculated based upon the amount of the original facility multiplied by 0.25% for the quarters ended December 31, 2003 through September 30, 2006, 1.25% for the quarters ended December 31, 2006 through September 30, 2007 and 3.00% for the quarters ended December 31, 2007 through June 30, 2009 with the remaining balance due at maturity. The revolving credit facility, which matures in fiscal year 2009, is subject to possible earlier quarterly payments beginning December 31, 2006 resulting from required lender commitment reductions at a rate of 5% per quarter beginning on such date. Proceeds from the issuance of the Senior Subordinated Notes and borrowings under the credit facility were used primarily to repay the Company’s prior credit facility and its $12 million senior subordinated notes payable, to repurchase $20.5 million principal amount of its subordinated notes at a repurchase price of approximately $23.2 million and to pay debt issuance costs. As a result of the above transactions, the Company incurred a loss on redemption of its debt of $2.9 million and expensed $5.9 million of its previously capitalized deferred financing costs. These amounts are included in the caption “Other Expense” on the statement of operations for the three months ended September 30, 2003. The terms of the remaining $20.7 million principal amount of the subordinated notes were amended, and the maturity date was extended to March 1, 2010. Interest on the subordinated notes originally accrued at 13.5% per annum with interest payable semi-annually at a rate of 12% per annum with the remaining 1.5% interest per annum added to the outstanding principal amount of the subordinated notes. The 1.5% interest rate increased to 2.5% per annum on December 15, 2003 when the subordinated notes were not repurchased by that date, and the increased rate was applied retroactively to August 25, 2003.

The credit facility and subordinated notes have certain financial tests which must be met on a quarterly basis, including maximum total senior debt and total debt to quarterly annualized net operating income, minimum interest coverage ratio, minimum fixed charge coverage ratio and an annual capital expenditure limit. Indebtedness under the credit facility is secured by all of the assets of the Company. As of September 30, 2004, the Company was in compliance with all required financial tests.

Monitronics International, Inc.

Notes to Financial Statements (continued)

(Unaudited)

Scheduled maturities (as defined) of long-term debt at September 30, 2004, utilizing the required payment schedule of the Senior Subordinated Notes, subordinated notes, credit facility and the fair value put option are as follows (in thousands):

2005	1,467
2006	1,829
2007	7,079
2008	18,016
2009	76,029
Thereafter	305,186

$409,606

3.	Related Party Transactions

Concurrent with the Senior Subordinated Notes offering, the Company entered into an agreement with James R. Hull, the Company’s president and chief executive officer, pursuant to which the Company paid Mr. Hull a $2 million transaction fee in cash at the closing of the refinancing on August 25, 2003. This fee was capitalized as deferred financing costs. On November 7, 2003, the Hull Family Limited Partnership (the “Partnership”) exercised its right to require the Company to purchase 400,000 shares of its Class A common stock at a purchase price of $1 million in cash. Based on the fair value of the Company’s stock, no expense was recorded related to the repurchase of the Partnership’s shares. The agreement also gives the Partnership a written investor put option to sell up to $500,000 in value of its Class A common stock to the Company in each of the subsequent five fiscal years at purchase prices per share based on a multiple of the Company’s cash flow. Based on the fair value of the Company’s stock at the time of the agreement, the Company recorded no liability in connection with this agreement. The written investor put option was amended on September 23, 2004, resulting in the Company recording a liability and related sales, general and administrative (“SG&A”) expense of $0.5 million based on the fair value of the written investor put option at September 30, 2004. The Company will prospectively adjust its liability and related SG&A expense as the fair value of the put option changes.

The Company paid an advisory fee of $2.7 million to ABRY Partners, LLC, an affiliate of ABRY Capital Partners, L.P., in connection with the August 2003 refinancing. This fee was capitalized as deferred financing costs. An affiliate of ABRY Capital Partners, L.P. purchased a portion of the Senior Subordinated Notes offered in the refinancing transaction.

4.	Stock Warrants, Restricted Stock and Stock Options

During the three months ended September 30, 2004, the Company repurchased 180 unvested restricted shares.

5.	Recapitalization

The Company has historically financed a portion of its operations through issuances of preferred stock. As a result of these equity issuances, the Company’s capital structure included outstanding shares of Series A, Series B, Series C, Series C-1 and Series D-1 preferred stock and warrants to purchase the Company’s Class A common stock held by four investor groups. Beginning in May 2003, the Company’s preferred shareholders began discussions amongst themselves to implement a restructuring of the Company’s equity that would reallocate their share ownership and voting interests based on the accrued liquidation preference of their investments. Each of Austin Ventures III-A, L.P., Austin Ventures III-B, L.P., Austin Ventures V, L.P. and Austin Ventures V Affiliates Fund, L.P. (collectively, the “Austin Ventures entities”), who were the Company’s initial equity investors, also sought to exchange their voting control position and the right to designate a majority of the members of the Company’s board of directors for priority liquidation rights structured to provide them with an opportunity for the return of their investment beginning June 30, 2008. In addition, each of Windward Capital Partners II, L.P. and Windward Capital LP II, LLC (collectively, the “Windward entities”) desired to liquidate their investment through the sale of their shares of Series C and Series C-1 preferred stock to a third party or a redemption of these shares, both of which alternatives required the consent of the Company’s other preferred shareholders under the terms of existing shareholder agreements.

Monitronics International, Inc.

Notes to Financial Statements (continued)

(Unaudited)

On July 14, 2004, the Company completed a series of transactions which it refers to as the “recapitalization.” In the recapitalization, the Company redeemed approximately $5.6 million of the Series C and C-1 preferred stock held by the Windward entities and then issued shares of a new Series A preferred or Class A common stock to its preferred shareholders in exchange for all of their preferred stock, Class A common stock and warrants to purchase Class A common stock. The preferred shareholders determined the number of shares to be received in the exchange based on the liquidation preference of, and accrued but unpaid dividends on, the existing preferred shares as of July 14, 2004 for the shares held by the Windward entities and as of June 30, 2003 for the remaining preferred shares. The Company’s preferred shareholders agreed to value the Class A common stock and new Series A preferred stock received in the exchange at $6.00 per share. The valuation was based on a negotiation amongst the Company’s preferred shareholders and the agreement of New York Life Capital Partners II, L.P. and PPM America Private Equity Fund L.P. to subsequently purchase the shares of Class A common stock received by the Windward entities in the exchange for $6.00 per share. No independent third party valuations or appraisal opinions were obtained by the preferred shareholders or board of directors during the negotiation process. The Company’s lenders and preferred shareholders consented to the recapitalization as required under the terms of the Company’s applicable agreements.

The Company’s preferred shareholders also negotiated the terms of the new Series A preferred stock issued to the Austin Ventures entities. The Company’s board of directors and the holders of at least two-thirds of the outstanding shares of Class A common stock, Series A preferred stock, Series B preferred stock, Series C preferred stock, Series C-1 preferred stock and Series D-1 preferred stock, each voting as a separate class as required by the Company’s articles of incorporation, approved the amendment and restatement of the Company’s articles of incorporation to create the new Series A preferred stock. The new Series A preferred stock initally does not accrue dividends, votes with the Class A common stock as a single class and is convertible into an equal number of shares of Class A common stock at the holder’s option. Prior to a dividend election, as described below, the new Series A preferred stock automatically converts into Class A common stock upon an initial public offering, a sale or liquidation of the Company, the expiration of the last date on which the holders may make a dividend election or at the option of the holders. The holders of the new Series A preferred stock may elect for shares to begin accruing dividends only during the 30-day periods following the determination of annualized EBITDA for the Company’s quarterly periods ending June 30, 2005, December 31, 2006 and June 30, 2008 or in the event of covenant or leverage defaults.

If the holders of the new Series A preferred stock make a dividend election, dividends will initially accrue on such shares at 8% per annum and will increase at a rate of 2% per annum on each anniversary of the dividend election up to 16% per annum. The dividend rate may increase up to 24% per annum following covenant or leverage defaults. Following a dividend election, the new Series A preferred stock will become non-voting and will no longer be convertible into Class A common stock. However, the new Series A preferred stock will become subject to mandatory redemption following a dividend election. If the Company fails to redeem the shares on the later of June 30, 2008 or 30 days after such date if the dividend election is made for the quarterly period ending June 30, 2008, the holders of the new Series A preferred stock may initiate the sale or liquidation of the Company. The aggregate liquidation preference of the new Series A preferred stock is the amount that would be paid to holders of Class A common stock (assuming conversion of the new Series A preferred stock) out of liquidation proceeds equal to an initial multiple of 5.5 times annualized EBITDA less outstanding debt and accrued dividends on the new Series A preferred stock. The EBITDA multiple will be adjusted following any covenant or leverage defaults. The Company may also redeem these shares at its option at any time after a dividend election

The Company financed the total $6.6 million cost of the recapitalization, including the $5.6 million redemption payment and approximately $1.0 million of fees and costs, with borrowings under its credit facility. The preferred stock and accrued but unpaid dividends redeemed by the Company was retired. The new Series A preferred stock was recorded as preferred stock at its issuance cost at the date of the recapitalization. The Company issued 28,429,907 shares of Class A common stock and recorded the Class A common at the liquidation preference of the exchanged preferred stock plus the accrued and unpaid dividends as of July 14, 2004 for the shares held by the Windward entities and as of June 30, 2003 for the remaining preferred shares. Conversely, the Company canceled a total of 750,136 shares of Class A common stock in connection with the recapitalization transaction which included 33,344 shares owned by Austin Ventures III-A, L.P., 28,167 shares owned by Austin Ventures III-B, L.P. and 688,625 shares owned by Capital Resource Lenders II, L.P.

Monitronics International, Inc.

Notes to Financial Statements (continued)

(Unaudited)

6.	Commitments and Contingencies

The Company is subject to various legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not have a material impact on the financial position or results of operations of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a leading national provider of security alarm monitoring services. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements, and the related notes to those financial statements, included in Item 1 of this Quarterly Report on Form 10-Q.

Forward-Looking Statements

Certain statements contained or incorporated by reference in this Quarterly Report on Form 10-Q, including without limitation statements containing the words “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “plan,” “foresee,” “believe” or “continue” or the negatives of these terms or variations of them or similar terminology, are forward-looking statements within the meaning of the federal securities laws. Such forward-looking statements involve known and unknown risks, uncertainties and other matters which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors, risks and uncertainties that could cause actual outcomes and results to be materially different from those projected include, among others, the following:

•	our high degree of leverage;

•	our anticipated growth strategies;

•	anticipated trends and conditions in our business, including trends in the market;

•	our ability to acquire and integrate additional accounts;

•	our expected rate of subscriber attrition;

•	our ability to continue to control costs and maintain quality;

•	our ability to compete;

•	the impact of “false alarm” ordinances on our results of operations;

•	the expectation that we will realize the benefit of our deferred tax assets; and

•	our ability to obtain additional funds to grow our business.

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. They can be affected by inaccurate assumptions we might make or by known or unknown risks, uncertainties and assumptions, including the risks, uncertainties and assumptions described below under the heading “Risk Factors.” In light of these risks, uncertainties and assumptions, the forward-looking statements may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. When you consider these forward-looking statements, you should keep in mind these risk factors and other cautionary statements.

Our forward-looking statements speak only as of the date made. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless the securities laws require us to do so.

Overview

Nearly all of our revenues are derived from monthly recurring revenues under security alarm monitoring contracts purchased from independent dealers in our exclusive nationwide network. Our alarm monitoring contracts generally have a non-cancelable initial term of three years, generally allow for periodic price increases and provide for automatic annual renewals during which the subscriber may cancel the contract upon 30 days’ proper written notice. Revenues are recognized as the related monitoring services are provided. Other revenues are derived primarily from the provision of third-party contract monitoring services and from field technical repair services.

Cost of services primarily consists of direct labor associated with monitoring and servicing subscriber accounts and expenses related to field technical repair services. Sales, general and administrative expenses primarily include the cost of personnel conducting sales and administrative activities and other costs related to sales, administration and operations. All direct external costs associated with the purchase of subscriber accounts are capitalized and amortized over ten years using a 135% declining balance method. Internal costs, including all personnel and related support costs incurred solely in connection with subscriber account acquisitions and transitions, are expensed as incurred.

Restatement of First Quarter Fiscal 2003 Financial Statements

In the third quarter of fiscal year 2004, we changed our method of amortizing subscriber accounts from a 10-year straight-line method to a 10-year 135% declining balance method. We believe the 10-year 135% declining balance method provides a better matching to individual subscriber revenues. In conjunction with this change in amortization method, we have restated prior period financial statements.

The effect of the restatement on previously reported amortization and net income for the three months ended September 30, 2003 is as follows:

Selected Statement of Operations Changes

	Three Months Ended September 30, 2003
	Previously Reported	Adjustment	Adjusted Balance
	(in thousands)
Amortization	$15,689	$677	$16,366

Net loss	$(4,384)	$(427)	$(4,811)

Attrition

We purchase subscriber contracts from our exclusive network of independent dealers. These contracts with our subscribers are typically three-year non-cancelable contracts with an automatic annual renewal provision during which the subscriber may cancel the contract upon 30 days’ proper written notice. A portion of our subscriber base can be expected to cancel its service every year. Subscribers may choose not to renew or terminate their contract for a variety of reasons, including relocation, cost, switching to our competitors’ service and service issues. A majority of canceled accounts result from subscriber relocation or the inability to contact the subscriber.

Account cancellation, otherwise referred to as subscriber attrition, has a direct impact on the number of subscribers we serve and hence our financial results, including revenues, operating income and cash flow. We define our attrition rate as the number of canceled accounts in a given period divided by the average of the beginning and ending balance of subscribers for that period. We consider an account canceled when a subscriber terminates in accordance with the terms of the contract or if payment from the subscriber is deemed uncollectible. If a subscriber relocates but continues his service, this is not a cancellation. If the subscriber relocates and discontinues his service and a new subscriber takes over the service continuing the revenue stream, this is a cancellation and a new owner takeover. We adjust the number of canceled accounts by excluding those that are contractually guaranteed by our dealers. Our typical dealer contract provides that if a subscriber cancels in the first year of its contract, the dealer must replace the lost monthly revenue attributable to the canceled contract and either replace the canceled account with a new one or refund our purchase price. To help ensure the dealer’s obligation to us, we typically hold back approximately 10% of the purchase price for every account we purchase. In some cases, the amount of the purchase holdback may be less than actual attrition experience. In recent years, a substantial portion of the accounts that canceled within this initial 12-month period were replaced by the dealers at no additional cost to us.

The table below presents subscriber data for the twelve months ended September 30, 2004 and 2003.

	Twelve Months Ended September 30,
	2004	2003
Beginning balance of accounts	413,449	344,188
Accounts purchased	90,162	112,142
Accounts canceled (1)	(49,662)	(40,739)
Accounts guaranteed to be refunded from holdback	(2,487)	(2,142)
Ending balance of accounts	451,462	413,449
Attrition rate	11.5%	10.8%

(1)	Net of canceled accounts that are contractually guaranteed by the dealer and new owner takeovers

Our trailing twelve-month attrition rose to 11.5% for the period ended September 30, 2004 from 10.8% for the period ended September 30, 2003. This increase primarily reflects a slight change in policy made by us in June, 2004 whereby subscribers in their annual renewal period may cancel with proper 30-days written notice. This change in policy was made as a result of our comparing the small amount of revenue lost to the level of customer dissatisfaction created when a one-year renewal is enforced. The primary three-year term of the contract remains non-cancelable. The impact of this policy change may last 6 months and result in a modest increase in the trailing twelve-month attrition rate.

We also analyze our attrition by classifying our accounts into annual pools based on the year of purchase. We then track the number of accounts that cancel as a percentage of the initial number of accounts purchased for each pool for each year subsequent to its purchase. Based on the average cancellation rate across our pools, we achieve nearly 0% attrition in the first year net of canceled accounts that are contractually guaranteed by the dealers. In the next three years, the number of subscribers that cancel as a percentage of the initial number of subscribers in that pool gradually increases and historically has peaked between the third and fourth years. The peak between the third and fourth years is primarily a result of the buildup of subscribers that moved or no longer had need for the service prior to the third year but did not cancel their service until the end of their three-year contract. After the fourth year, the number of subscribers that cancel as a percentage of the initial number of subscribers in that pool declines every year. As a result, we believe our attrition rate decreases as the age of our accounts increase. Our pool analysis also indicates that, on average, over 30% of each pool remains by the end of the tenth year.

Results of Operations

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Revenues. Total revenues increased $4.6 million, or 13%, to $40.5 million in the three months ended September 30, 2004 from $35.9 million in the three months ended September 30, 2003. This increase was primarily attributable to an increase in the number of subscriber accounts to 451,462 as of September 30, 2004 from 413,449 as of September 30, 2003 and a small net increase in average revenue per customer.

Cost of services. Cost of services increased $0.9 million, or 22%, to $4.8 million in the three months ended September 30, 2004 from $3.9 million in three months ended September 30, 2003. As a percentage of revenues, cost of services increased to 12% for the three months ended September 30, 2004 versus 11% for the three months ended September 30, 2003 principally due to higher field technical service expense as a result of proportionately higher service calls.

Sales, general and administrative (“SG&A”). SG&A increased $1.2 million, or 18%, to $7.6 million in the three months ended September 30, 2004 from $6.4 million in the three months ended September 30, 2003. As a percentage of revenues, SG&A increased to 19% in the three months ended September 30, 2004 from 18% in the three months ended September 30, 2003. This was primarily due to the increase in the fair value of the Hull Family Limited Partnership’s written investor put option to $0.5 million.

Amortization. Amortization of intangibles increased $2.5 million, or 15%, to $18.9 million in the three months ended September 30, 2004 from $16.4 million in the three months ended September 30, 2003. The increase was attributable to growth in our purchased subscriber accounts through our authorized dealer program.

Interest expense. Interest expense increased $2.5 million, or 35%, to $9.8 million in the three months ended September 30, 2004 from $7.3 million in the three months ended September 30, 2003. The increase was primarily due to higher overall average interest rates resulting from the issuance of $160.0 million of our 11.75% senior subordinated notes on August 25, 2003 and the restructuring of our credit facility on August 25, 2003. Our average interest rate increased from 8.1% in the three months ended September 30, 2003 to 10.1% in the three months ended September 30, 2004. Interest expense also increased as a result of the increase in our average long-term debt outstanding throughout the quarter incurred to fund our purchase of subscriber accounts. As we continue to acquire subscriber accounts with proceeds from our revolving line of credit, our average overall interest rate will decline based on current interest rates under that line of credit.

Loss on debt refinancing. For the three months ended September 30, 2003, we incurred a loss on debt refinancing of $8.8 million related to our refinancing completed August 23, 2003. This loss included a $5.9 million write-off of deferred financing costs related to our prior credit facility and $2.9 million of prepayment penalties associated with the retirement of a portion of our 14.5% subordinated notes due March 1, 2010.

Net loss. Net loss decreased $4.0 million to a loss of $0.8 million in the three months ended September 30, 2004 from a loss of $4.8 million in the three months ended September 30, 2003. The smaller loss was primarily due to last year’s results including $8.8 million in expenses incurred in connection with our August 2003 refinancing. In connection with our refinancing, we wrote off $5.9 million of deferred financing costs and incurred prepayment penalties of $2.9 million (see “Loss on debt refinancing” above).

Liquidity and Capital Resources

General. Our operating strategy requires the availability of significant funds to finance growth through subscriber account purchases. Additional cash requirements include debt service and capital expenditures. We have financed our growth from a combination of long-term borrowings, issuance of preferred stock and cash flows provided by operations.

Major components of our working capital include accounts receivable, deferred revenue, purchase holdbacks and accrued interest payable. We expect to experience negative working capital in the future primarily due to accrued interest payable and purchase holdbacks. Purchase holdbacks are dependent on the number of subscriber accounts we purchase and the percentage of the purchase price we withhold to ensure a dealer’s obligation during the guarantee period. Accrued interest payable is dependent on the level of our debt and the timing of interest payments.

As of September 30, 2004 and June 30, 2004, we had working capital deficits of $2.5 million and $7.5 million, respectively. The $5.0 million decrease in our working capital deficit was primarily due to a $4.4 million reduction in interest payable. Interest payable was $2.8 million as of September 30, 2004 compared to $7.2 million as of June 30, 2004. The decrease in interest payable was primarily due to the semi-annual payment, on September 1, 2004, of accrued interest related to the the issuance of $160 million of senior subordinated notes on August 25, 2003.

Net cash provided by operating activities for the three months ended September 30, 2004 was $13.8 million, as compared to $15.4 million for the three months ended September 30, 2003. The decrease in cash provided by operating activities for the three months ended September 30, 2004 primarily resulted from the semi-annual interest payment on September 1, 2004, for the $160 million of senior subordinated notes issued on August 25, 2003, partially offset by the growth in our subscriber base and the resulting increases in revenues.

Net cash used in investing activities for the three months ended September 30, 2004 was $34.7 million, compared to $40.4 million for the three months ended September 30, 2003 primarily because of purchasing fewer accounts and to a lesser degree reducing our average purchase price per account. For the three months ended September 30, 2004, capital expenditures were $0.9 million versus $0.3 million for the three months ended September 30, 2003. Capital expenditures were primarily for our equipment for our central monitoring station, telephone systems, computer systems and leasehold improvements for our offices. Capital expenditures are expected to vary based on the growth of our subscriber account base and improvements to our technology, operating and financial systems. Purchases of subscriber accounts consist of all direct external payments associated with the purchase of subscriber accounts. The portion of the purchase holdback paid to dealers at the end of the guarantee period is included in this amount when paid.

Our net cash provided by financing activities for the three months ended September 30, 2004 was $20.9 million, as compared to $24.8 million for the three months ended September 30, 2003.

As of September 30, 2004, we had $228.2 million outstanding under our credit facility, bearing interest at a weighted average rate for the three months ended September 30, 2004 of approximately 6.2% per annum, and we had approximately $90.0 million in borrowing availability under our revolving credit line, of which $27.7 million was immediately available as calculated under the Company’s bank covenants. In addition, we had $180.9 million in principal amount outstanding of senior subordinated and subordinated notes as of September 30, 2004.

On July 14, 2004, we completed a recapitalization in which we redeemed approximately $5.6 million of the Series C and Series C-1 preferred stock held by the Windward entities and then issued shares of a new Series A preferred stock or Class A common stock to our preferred shareholders in exchange for all their shares of preferred stock, Class A common stock and warrants to purchase Class A common stock. The Windward entities subsequently sold the shares of Class A common stock they received in the exchange to two new investors at $6.00 per share. We financed the total $6.6 million cost of the recapitalization, including the $5.6 million redemption payment and approximately $1.0 million of fees and expenses, with borrowings under our senior credit facility.

Prior to the recapitalization, we were obligated to accrue cumulative dividends on each series of our previously outstanding preferred stock at varying rates, but we were prohibited from paying these dividends under the terms of our credit facility and the indenture governing the notes if an event of default existed or would result from such payment. The recapitalization allowed us to restructure our accrued dividends by converting the accrued dividends into common and preferred stock. Our new Series A preferred stock issued in the recapitalization is not currently accruing dividends, and payment of any dividends after a dividend election will continue to be prohibited under the terms of our credit facility and the indenture if an event of default exists or would result from such payment. Accordingly, we do not expect to pay any dividends over the next one to three years.

On August 25, 2003, we issued $160.0 million of senior subordinated notes at 11.75% with a maturity date of September 1, 2010. Interest payments are to be made semi-annually in cash in arrears on March 1 and September 1 of each year beginning on March 1, 2004. In accordance with the registration rights agreement associated with these notes, we began accruing special interest on the senior subordinated notes as of March 22, 2004 because the exchange offer registration statement had not been declared effective as of that date. Such special interest accrued up to but not including November 9, 2004, the date that the registration statement was declared effective. Special interest accrued at a rate of 0.25% per annum from March 22, 2004 through June 19, 2004, at a rate of 0.50% per annum from June 20, 2004 through September 17, 2004, and at a rate of 0.75% from September 18, 2004 through November 8, 2004.

Further on August 25, 2003, we entered into a new credit facility agreement with Fleet National Bank (“Fleet”) as administrative agent, Bank of America, N.A. as syndication agent, and a syndicate of lenders, including Fleet and Bank of America, N.A., as amended on July 14, 2004. Our credit facility is comprised of a $175.0 million term loan that matures in fiscal 2010 and a $145.0 million revolving credit facility that matures in fiscal 2009. Payments under the term loan are payable in quarterly installments from December 31, 2003 through June 30, 2009. The quarterly payment is calculated based upon the amount of the original facility multiplied by 0.25% for the quarters ended December 31, 2003 through September 30, 2006, 1.25% for the quarters ended December 31, 2006 through September 30, 2007 and 3.00% for the quarters ended December 31, 2007 through June 30, 2009 with the remaining balance due at maturity. We used the borrowings under this credit facility together with the proceeds of the senior subordinated notes offering primarily to repay our prior credit facility, to repay all of our $12 million 12% senior subordinated notes due June 30, 2007, and to repurchase $20.5 million principal amount of our 14.5% subordinated notes due March 1, 2010 at a repurchase price of approximately $23.2 million. As a result of the repayments, we expensed our previously capitalized deferred financing costs totaling $5.9 million and recognized a pre-tax loss of $2.9 million in the repurchase of the subordinated notes. In connection with our August 2003 refinancing, we amended the terms of our subordinated notes to extend the maturity date of the remaining $20.5 million principal amount from January 18, 2009 to March 1, 2010. Prior to the amendment, interest accrued on the subordinated notes at 13.5% per annum with interest payable semi-annually in cash at a rate of 12% per annum with the remaining 1.5% interest per annum added to the outstanding principal amount of the subordinated notes. The 1.5% per annum interest rate increased to 2.5% per annum on December 15, 2003 and the increased rate applies retroactively to August 25, 2003.

We will require substantial cash flow to fully implement our business strategy and meet our principal and interest obligations with respect to the senior subordinated notes and our other indebtedness. We anticipate that cash flow generated from operations and borrowings under our current credit facility will provide sufficient liquidity to fund these requirements for the foreseeable future. Following the August 2003 refinancing, we continue to have significant borrowing capacity under our current credit facility. This increased capacity coupled with anticipated cash flow from operations is expected to meet and satisfy our short-term obligations.

We further preserve our borrowing capacity by following a cash management practice of maintaining as low as possible ongoing cash balance. However, our ability to meet our debt service and other obligations depends on our future performance, which in turn is subject to general economic conditions and other factors, certain of which are beyond our control. If we are unable to generate sufficient cash flow from operations or otherwise to comply with the terms of the indenture governing the senior subordinated notes or our other debt instruments, we may be required to refinance all or a portion of our existing debt or obtain additional financing. Further, the agreements or indentures governing our new credit facility, our senior subordinated notes and subordinated notes contain financial tests relating to capital expenditure limits, maximum total debt to annualized quarterly EBITDA, maximum total senior debt to annualized quarterly EBITDA, interest coverage and fixed charge coverage that may impact our ability to refinance all or a portion of our existing debt or obtain additional financing. As of September 30, 2004, we were in compliance with all required financial tests.

Critical Accounting Policies

Our discussion and analysis of results of operations and financial condition are based upon our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of financial statements in accordance with GAAP requires management to use judgment in making estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and disclosure of contingent assets and liabilities. We base our estimates and assumptions on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates and assumptions are evaluated on an ongoing basis. Due to the nature of certain assets and liabilities, there are uncertainties associated with some of the judgments, assumptions and estimates which are required to be made. Reported results could have been materially different under a different set of assumptions and estimates for certain accounting principle applications.

Income Taxes and Deferred Tax Assets. As part of preparing our financial statements, significant management judgment is required in determining our provision for income taxes and our deferred tax assets and liabilities. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, especially the amortization of subscriber accounts, which are amortized using a 10-year 135% declining balance method for financial reporting purposes and are amortized using a 10-year straight-line method for tax purposes. These differences have resulted in deferred tax assets totaling $13.8 million at September 30, 2004.

Since there is no absolute assurance that these assets will be ultimately realized, management periodically reviews our deferred tax position to determine if it is more likely than not that such assets will be realized. Such periodic reviews include, among other things, the expected timing when certain assets will be realized and our expected future earnings. If, after conducting such a review, management determines that the realization of the tax asset does not meet the “more-likely-than-not” criteria, an offsetting valuation allowance is recorded, thereby reducing net earnings and the deferred tax asset in that period. No valuation allowance has been established because of the expectation that it is more likely than not that these deferred tax assets will be realized.

Goodwill. As of September 30, 2004 we had goodwill of $14.8 million, which represents 2.9% of our total assets. We test goodwill annually for impairment and record an impairment charge if the carrying amount exceeds the fair value. We use a discounted cash flow approach as well as other methods to determine the fair value used in our test for impairment of goodwill. The results of this methodology depend upon a number of estimates and assumptions relating to cash flows, discount rates and other matters. Accordingly, such testing is subject to certain uncertainties, which could cause the fair value of goodwill to fluctuate from period to period.

Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in an entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after December 31, 2003. We adopted FIN 46 effective with the quarter ended March 31, 2004. The adoption of FIN 46 did not have an impact on our financial position or on our results of operations as of September 30, 2004.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 Accounting For Certain Financial instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). SFAS 150 established standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first fiscal period beginning after December 15, 2003 and must be applied prospectively by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS 150 and still existing at the beginning of the interim period of adoption which is July 1, 2004. The initial adoption of SFAS 150 had no material impact on the financial statements. However, a subsequent amendment related to an investor put option resulted in us recording a $0.5 million liability and related expense described in Note 3 (Related Party Transactions) to our financial statements included in Part I – Item 1 of this Form 10-Q.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements, as defined in Regulation S-K Item 303(a)(4)(ii)(A)-(D), that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Risk Factors

An investment in our Company is subject to risks inherent in our business and strategic operating plan. You should carefully consider the following factors, as well as the more detailed descriptions referred to in this report.

Attrition of subscriber accounts could materially adversely affect our operations.

We experience attrition of subscriber accounts as a result of several factors, including:

•	relocation of subscribers;

•	adverse financial and economic conditions; and

•	competition from other alarm monitoring companies.

In addition, we may lose subscriber accounts if we do not service those accounts adequately or do not successfully assimilate new subscriber accounts into our operations. A significant increase in attrition of subscriber accounts could have a material adverse effect on us.

We may be unable to manage our growth effectively.

A principal element of our business strategy is to grow through the acquisition of subscriber accounts purchased through our authorized dealer program. This expansion has placed and will continue to place substantial demands on our management and operational resources, including our information systems. Our future operating results will depend in large part on our ability to grow and manage this growth effectively. We experience loss of dealers from our dealer program due to various factors, such as dealers becoming inactive or discontinuing their electronic security business, non-renewal of our dealer contracts and competition from other alarm monitoring companies. If we experience a significant loss of dealers from our dealer program or if we are unable to replace or recruit dealers in accordance with our business plans, our future operating results may be adversely affected.

We face risks in acquiring and integrating subscriber accounts.

Acquisitions of subscriber accounts involve a number of special risks, including the possibility of unanticipated problems that were not discovered prior to the acquisition and account attrition. We face competition from other alarm monitoring companies, including companies that have more capital than we have and that may offer higher prices and more favorable terms to dealers for subscriber accounts purchased, or lower prices for monitoring services provided. This competition could reduce the acquisition opportunities available to us, thus slowing our rate of growth, and/or increase the price we pay for such account acquisitions, thus reducing our return on investment. We cannot assure you that we will be able to purchase subscriber accounts on favorable terms in the future.

The purchase price we pay for a subscriber account is affected by the monthly recurring revenue generatedby that account as well as several other factors, including our prior experience with accounts purchased from the dealer, the geographic location of the account, the number of accounts purchased and the type of security equipment used by the subscriber. In purchasing accounts, we have relied on management’s knowledge of the industry, due diligence procedures and representations and warranties of the dealers. We cannot assure you that in all instances the representations and warranties made by the dealers are true and complete or, if the representations and warranties are inaccurate, that we will be able to recover damages from the dealers in an amount sufficient to fully compensate us for any resulting losses. We expect that future account acquisitions will present the same risks to us as our prior account acquisitions.

We depend on our relationships with alarm system manufacturers and suppliers. If we are not able to maintain or renew these strategic alliances, or enter into new alliances, we may be unable to fully implement our growth strategy.

We currently have agreements with certain alarm system manufacturers and suppliers of hardware to offer purchase discounts to our dealers. These relationships:

•	provide important introductions to prospective dealers, which helps us in our dealer recruiting process;

•	provide an additional source of prospective subscriber accounts; and

•	enhance our existing dealer relationships.

We may not be able to maintain or renew our existing strategic alliances on terms and conditions favorable to us or enter into alliances with additional manufacturers and suppliers. If we are unable to maintain or renew our existing strategic alliances or enter into new alliances, we may be unable to fully implement our growth strategy.

We may be unable to obtain additional funds to grow our business.

Historically, we have used a combination of proceeds from issuances of preferred stock, borrowings under our old credit facility, issuances of senior subordinated and subordinated notes and cash flow from operations to fund our investing activities. We intend to continue to pursue growth through the acquisition of subscriber accounts through our authorized dealer program. To continue our growth strategy, we will be required to make additional drawdowns under our credit facility or seek additional financing through new loans or from the possible sale of additional securities in the future, which may lead to higher leverage. Any inability we have to obtain funding through external financing is likely to adversely affect our ability to continue or accelerate our subscriber account acquisition activities. We cannot assure you that we will be able to obtain external funding on attractive terms or at all.

“False alarm” ordinances could adversely affect our operations.

Significant concern has arisen in certain municipalities about the high incidence of false alarms. This concern could cause a decrease in the likelihood or timeliness of police response to alarm activations and thereby decrease the propensity of consumers to purchase or maintain alarm monitoring services.

An increasing number of local governmental authorities have considered or adopted various measures aimed at reducing the number of false alarms. Such measures could include:

•	subjecting alarm monitoring companies to fines or penalties for transmitting false alarms;

•	imposing fines on alarm subscribers for false alarms;

•	imposing limitations on the number of times the police will respond to alarms at a particular location after a specified number of false alarms; and

•	requiring further verification of an alarm signal, such as a visual verification, before the police will respond.

Enactment of these measures could adversely affect our future business and operations. For example, seven cities or metropolitan areas have implemented verified response ordinances for residential and commercial burglar alarms. A verified response policy means that police officers generally do not respond to an alarm until someone else (e.g., the resident, a neighbor or a security guard) first verifies that it is valid. Some alarm monitoring companies operating in these areas hire security guards or use third-party guard firms to verify an alarm. If we need to hire security guards or use third-party guard firms, it could have a material adverse effect on our margins. Although we have less than 10,000 subscribers in these areas, a more widespread adoption of such a policy or similar policies in other cities or municipalities could adversely affect our business.

Future government regulations could adversely affect our operations.

Our operations are subject to a variety of laws, regulations and licensing requirements of federal, state and local authorities. In certain jurisdictions, we are required to obtain licenses or permits, to comply with standards governing monitoring station employee selection and training and to meet certain standards in the conduct of our business. The loss of these licenses in jurisdictions where we have significant business, or the imposition of conditions to the granting or retention of these licenses, could have a material adverse effect on us.

Risks of liability from our operations are significant.

The nature of the services we provide potentially exposes us to greater risks of liability for employee acts or omissions or system failure than may be inherent in other businesses. Substantially all of our alarm monitoring contracts contain provisions limiting our liability to subscribers and dealers in an attempt to reduce this risk. However, in the event of litigation with respect to these matters, we cannot assure you that these limitations will be enforced, and the costs of such litigation could have a material adverse effect on us. Certain of our insurance policies and the laws of some states may limit or prohibit insurance coverage for punitive or certain other types of damages or liability arising from gross negligence.

The high level of competition in our industry could adversely affect our business.

The security alarm monitoring industry is highly competitive and highly fragmented. We compete with several companies that have account acquisition and loan programs for independent dealers and some of those competitors are larger than we are and have more capital than we do. Some of the major firms we compete against include ADT Operations Inc., a subsidiary of Tyco International Ltd.; Protection One, Inc.; Brinks Home Security Inc., a subsidiary of The Brinks Company; and Honeywell Security Monitoring. Increased competition from other alarm monitoring companies could require us to increase the purchase price we pay for subscriber accounts, decrease the monitoring fees we charge our subscribers and take other measures that could reduce our margins. These increases, decreases and other measures could have a material adverse effect on us.

Our significant shareholders have the ability to direct our business and affairs.

Following our July 2004 recapitalization, ABRY Partners IV, L.P. and ABRY Investment Partnership L.P. (collectively “ABRY”) and its affiliates beneficially own approximately 45.0% of our fully-diluted equity, and they have the right to designate a majority of our board of directors. As a result, ABRY currently has the ability to significantly influence the outcome of matters submitted to our shareholders and directors, including the election of directors, the approval of any merger, consolidation or sale of all or substantially all of our assets and the incurrence of additional indebtedness. Certain decisions concerning our operations or financial structure may present conflicts of interest among our investors and debt holders.

A loss of one of our executive officers could adversely affect us.

The success of our business is largely dependent upon the active participation of our executive officers, including James R. Hull, our founder and chief executive officer, Michael R. Meyers, our chief financial officer, and Robert N. Sherman, our vice president-operations, who possess significant expertise and knowledge of our business and markets, including the implementation of our growth strategy. Any loss or interruption of the services of these individuals could significantly reduce our ability to effectively manage our operations and implement our growth strategy because we cannot assure you that we would be able to find appropriate replacements for these individuals on a timely basis should the need arise.

We could experience system failure as a result of a catastrophic event or natural disaster that could harm our business and reputation.

Our Underwriters Laboratories (“UL”) listed central monitoring facility is housed in one building. Although our central monitoring facility has back-up computer and power systems, if there is a catastrophic event or natural disaster affecting this building comprising the central monitoring facility, the service that we provide our subscribers would be interrupted until such time as we were able to migrate our operations to another facility.

Our substantial indebtedness could adversely affect our financial health.

We have now and will continue to have a significant amount of indebtedness. At September 30, 2004, our total indebtedness was $409.6 million, of which $228.2 million was senior secured debt.

Our substantial indebtedness could have important consequences to you. For example, it could:

•	make it more difficult for us to satisfy our debt obligations;

•	increase our vulnerability to general adverse economic and industry conditions;

•	limit our ability to fund future subscriber account purchases, working capital, capital expenditures and other general corporate requirements;

•	require a substantial portion of our cash flow from operations for debt payments;

•	limit our flexibility to plan for, or react to, changes in our business and the industry in which we operate;

•	place us at a competitive disadvantage compared to our competitors that have less debt; and

•	limit our ability to borrow additional funds.

Any of the above listed factors could materially adversely affect us.

Despite our current levels of indebtedness, we still may be able to incur substantially more debt. This could further increase the risks described above.

We may be able to incur substantial additional indebtedness in the future. Our organizational documents do not contain any limitations on the amount or percentage of indebtedness that we may incur. The terms of the indenture relating to our senior subordinated notes permit us to incur additional indebtedness. At September 30, 2004, our credit facility included a $145 million revolving credit facility, of which $90.0 million was undrawn at September 30, 2004 and available for future borrowing subject to the satisfaction of applicable covenants. At September 30, 2004, $27.7 million was immediately available as calculated under our bank covenants. If new debt is added to our current debt levels, the related risks that we now face could intensify.

We have significant intangible assets, which may not be adequate to satisfy our obligations in the event of a liquidation.

If we default on our debt or are liquidated, we cannot assure you that the value of our assets will be sufficient to satisfy our obligations. We have a significant amount of intangible assets. At September 30, 2004, 95% of our assets were intangible assets, comprising primarily subscriber accounts, as well as goodwill and deferred tax assets. The value of our subscriber accounts will depend significantly on the success of our business.

Our credit facility, the indenture and our existing indebtedness impose many restrictions on us.

The agreements governing our indebtedness restrict our ability to, among other things:

•	incur additional indebtedness;

•	pay dividends and make distributions;

•	issue common and preferred stock of any future subsidiaries;

•	make certain investments;

•	repurchase stock;

•	create liens;

•	enter into transactions with affiliates;

•	enter into sale and leaseback transactions;

•	merge or consolidate; and

•	transfer and sell assets.

In addition, we must comply with certain financial covenants under our credit facility and our existing indebtedness, including those that relate to capital expenditure limits, maximum total debt to EBITDA, maximum total senior liabilities to EBITDA, senior debt interest coverage and fixed charge coverage. If we cannot comply with such financial covenants, we may not be able to borrow under the credit facility. In addition, failure to comply with the restrictions contained in the credit facility or our existing indebtedness could lead to an event of default, which could result in an acceleration of indebtedness.

Our new Series A preferred stock provides for increasing dividends of up to 24% per annum and permits the holders of the new Series A preferred stock to initiate the sale or liquidation of our company if we fail to redeem the shares on or prior to June 30, 2009.

If the holders of the new Series A preferred stock elect for such shares to begin accruing dividends, dividends will initially accrue at an annual rate of 8% and will increase at a rate of 2% per annum on each anniversary of the dividend election up to a rate of 16% per annum. The holders of the new Series A preferred stock may make a dividend election only during the 30-day periods subsequent to the determination of annualized EBITDA for the quarterly periods ending June 30, 2005, December 31, 2006 and June 30, 2008 or in the event of covenant defaults, including a leverage default. If we issue senior securities or incur certain indebtedness that causes our leverage ratio to exceed an initial multiple of 5.1 times annualized EBITDA or if our leverage ratio otherwise exceeds an initial multiple of 4.8 times annualized EBITDA (which multiples are subject to increases to reflect subsequent debt or equity issuances), the dividend rate will increase up to a maximum annual rate of 24% until our noncompliance is cured. If a dividend election is made and we fail to redeem the Series A preferred stock on the later of June 30, 2008 and the delivery of a dividend election for the quarterly period ending June 30, 2008, the maximum dividend rate will increase from 16% to 24% per annum. If we are unable to redeem the new Series A preferred stock on or prior to June 30, 2009 following a dividend election, including due to the prohibitions or restrictions contained in our existing credit facility, the indenture governing the notes or our articles of incorporation, the holders of the Series A preferred stock may initiate our sale or liquidation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have interest rate risk, in that borrowings under our credit facility are based on variable market interest rates. As of September 30, 2004, we had $228.2 million of variable rate debt outstanding under our credit facility. Presently, the revolving credit line bears interest at a rate of prime plus 3.0% or LIBOR plus 4.0%, with the term loan at a rate of prime plus 3.5% or LIBOR plus 4.5%. To control our exposure to interest rates under our facility, we utilize interest rate caps as required by our credit facility. As of September 30, 2004, these interest rate caps provided that the interest rate on approximately $120 million of borrowings under our credit facility cannot exceed an interest rate of 10%. A hypothetical 10% increase in our credit facility’s weighted average interest rate of 6.2% per annum for the three months ended September 30, 2004 would correspondingly decrease our earnings and operating cash flows by approximately $0.3 million.

Our privately issued $20.9 million subordinated notes due March 1, 2010 have a fixed interest rate of 14.5%, but have exposure to changes in the debt’s fair value. In connection with our August 2003 refinancing, we amended the terms of these subordinated notes to extend the maturity date from January 18, 2009 to March 1, 2010 and to increase the interest rate from 13.5% per annum to 14.5% per annum. In addition, we issued $160.0 million aggregate principal amount of our senior subordinated notes due September 10, 2010 with a fixed interest rate of 11.75%, which has exposure to changes in the debt’s fair value.

Item 4. Controls and Procedures

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) under supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission filings. No significant changes were made to our internal controls over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect these controls during our most recent fiscal quarter. The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.

PART II . OTHER INFORMATION

Item 1. Legal Proceedings

The Company is subject to various legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not have a material impact on the financial position or results of operations of the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

For information regarding the issuance of shares of the Company’s capital stock issued on July 14, 2004, please see Note 5 (Recapitalization) to the Company’s financial statements included in Part I – Item 1 of this Form 10-Q.

The Company relied on the exemption from registration contained in Section 3(a)(9) of the Securities Act of 1933, as amended, to issue the shares of capital stock in the recapitalization. The transaction involved the exchange of securities with existing security holders in which no commission or other remuneration was paid or given directly or indirectly for soliciting the exchange, and the Company did not engage any firm to solicit acceptances of the offer.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

In connection with the Company’s recapitalization on July 14, 2004, the Company’s shareholders approved the amendment and restatement of the Company’s articles of incorporation by action taken by written consent in lieu of a meeting of the shareholders. As required by the articles of incorporation, the amendment and restatement required the approval of the holders of at least two-thirds of the outstanding shares of our Class A common stock, Series A preferred stock, Series B preferred stock, Series C preferred stock, Series C-1 preferred stock and Series D-1 preferred stock, each voting as a separate class. The amendment and restatement of our articles of incorporation was approved by the holders of 4,000,000 shares (or 100%) of the Series A preferred stock, 5,000,000 shares (or 100%) of the Series B preferred stock, 1,409,375 shares (or 100%) of the Series C preferred stock, 251,420 shares (or 100%) of the Series C-1 preferred stock, 70,000 shares (or 100%) of the Series D-1 preferred stock and 1,843,085 shares (or 81.2%) of the Class A common stock.

Item 5. Other Information

None.

Item 6. Exhibits

2.1	Recapitalization Agreement, dated July 14, 2004, among Monitronics International, Inc., Austin Ventures III-A, L.P., Austin Ventures III-B, L.P., Austin Ventures V, L.P., Austin Ventures V Affiliates Fund, Capital Resource Lenders II, L.P., ABRY Partners IV, L.P., ABRY Investment Partnership, L.P., Windward Capital Partners II, L.P., Windward Capital LP II, LLC, New York Life Capital Partners II, L.P., PPM America Private Equity Fund LP and The Northwestern Mutual Life Insurance Company. (1)

3.1	Restated Articles of Incorporation of Monitronics International, Inc. (2)

3.2	Bylaws of Monitronics International, Inc. (3)

4.1	Form of Global Note for the 11 3/4% Senior Subordinated Notes due 2010 of Monitronics International, Inc. (contained as an exhibit to Exhibit 4.2 hereto).

4.2	Indenture, dated as of August 25, 2003, by and between Monitronics International, Inc. and The Bank of New York Trust Company of Florida, N.A. with respect to the 11 3/4% Senior Subordinated Notes due 2010 (previously filed as Exhibit 4.2 to the registrant’s Registration Statement on Form S-4 (File No. 333-110025) and incorporated herein by reference).

31.1*	Certification of the Chief Executive Officer of Monitronics International, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of Monitronics International, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer of Monitronics International, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer of Monitronics Internationl, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as Exhibit 2.1 to Amendment No. 3 to the registrant’s Registration Statement on Form S-4 (File No. 333-110025) and incorporated herein by reference.
(2)	Previously filed as Exhibit 3.1 to Amendment No. 3 to the registrant’s Registration Statement on Form S-4 (File No. 333-110025) and incorporated herein by reference.
(3)	Previously filed as Exhibit 3.2 to the registrant’s Registration Statement on Form S-4 (File No. 333-110025) and incorporated herein by reference.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONITRONICS INTERNATIONAL, INC.

	By:	/S/ JAMES R. HULL
James R. Hull
Chief Executive Officer and President

	By:	/S/ MICHAEL R. MEYERS
Michael R. Meyers
Chief Financial Officer and Vice President

Date: December 16, 2004