Form 10-Q
period 2004-12-31
MONITRONICS INTERNATIONAL INC
filed 2005-02-08
CIK 1265107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at January 31, 2005
Class A Common Stock, par value $.01 per share	31,090,317
Class B Common Stock, par value $.01 per share	None

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MONITRONICS INTERNATIONAL, INC.

BALANCE SHEETS

(In thousands, except share data)

	December 31, 2004	June 30, 2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$223	$1,645
Accounts receivable, net	6,667	5,924
Federal income tax receivable	10,530	11,739
Deferred income taxes	444	382
Prepaid expenses and other current assets	1,318	1,106

Total current assets	19,182	20,796
Property and equipment, net	4,627	4,111
Deferred income taxes	13,922	12,953
Subscriber accounts, net of accumulated amortization of $324,036 as of December 31, 2004 and $286,846 as of June 30, 2004	448,767	434,467
Deferred financing costs, net	13,445	14,718
Goodwill	14,795	14,795

Total assets	$514,738	$501,840

Liabilities and Shareholders’ Net Capital (Deficiency)
Current liabilities:
Accounts payable	$2,684	$1,671
Accrued expenses	1,170	1,943
Purchase holdbacks	8,390	10,386
Deferred revenue	5,088	5,245
Interest payable	7,113	7,234
Taxes payable	417	45
Current portion of long-term debt	1,852	1,750

Total current liabilities	26,714	28,274
Long-term debt, less current portion	402,156	379,207
Redeemable preferred stock, net	13,342	176,146
Commitments and contingencies
Shareholders’ net capital deficiency:
Class A common stock, $.01 par value:
Authorized shares – 80,000,000
Issued and outstanding shares – 30,723,691 shares as of December 31, 2004 and 3,043,920 shares as of June 30, 2004	307	30
Class B common stock, $.01 par value:
Authorized shares – 700,000
Issued and outstanding shares – 366,626 as of December 31, 2004	4	—
Additional paid-in capital	156,677	5
Treasury stock, at cost, 843,194 shares as of December 31, 2004 and 785,465 shares as of June 30, 2004	(8,913)	(8,568)
Accumulated deficit	(75,549)	(73,254)

Total shareholders’ net capital (deficiency)	72,526	(81,787)

Total liabilities and shareholders’ net capital (deficiency)	$514,738	$501,840

See accompanying notes.

MONITRONICS INTERNATIONAL, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31
	2004	2003	2004	2003
		(Restated)		(Restated)
	(In thousands)		(In thousands)
Revenue	$41,445	$37,472	$81,991	$73,386
Cost of services	4,656	4,027	9,462	7,966

Gross profit	36,789	33,445	72,529	65,420
Operating expenses:
Sales, general, and administrative	7,513	6,560	15,073	12,945
Depreciation	532	548	1,039	1,106
Amortization	19,462	17,216	38,303	33,582

	27,507	24,324	54,415	47,633

Operating income	9,282	9,121	18,114	17,787
Other expense:
Interest expense	10,327	9,339	20,159	16,623
Other expense	—	—	—	8,828

	10,327	9,339	20,159	25,451

Loss before income taxes	(1,045)	(218)	(2,045)	(7,664)
Benefit from income taxes	(461)	(101)	(646)	(2,736)

Net loss	$(584)	$(117)	$(1,399)	$(4,928)

Preferred dividends accrued	—	(5,166)	(878)	(10,194)
Accretion of redeemable convertible preferred stock redemption value	—	(54)	(18)	(108)

Net loss attributed to common stock shareholders	$(584)	$(5,337)	$(2,295)	$(15,230)

See accompanying notes.

MONITRONICS INTERNATIONAL, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended December 31,
	2004	2003
		(Restated)
	(In thousands)
Operating Activities
Net loss	$(1,399)	$(4,928)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	39,342	34,688
Amortization of deferred financing costs	1,459	1,073
Write off of deferred financing costs	—	5,934
Deferred income taxes	(1,031)	(3,587)
Provision for bad debt	1,850	1,775
Non-cash interest accretion	317	307
Non-cash expense related to put option	409	—
Changes in current assets and liabilities:
Accounts receivable	(2,593)	(2,458)
Prepaid expenses and other current assets	(212)	(415)
Accounts payable	1,013	(371)
Accrued expenses	(773)	(727)
Accrued interest	(120)	6,355
Deferred revenue	(157)	1,257
Income taxes payable and receivable	1,581	(973)

Net cash provided by operating activities	39,686	37,930
Investing Activities
Purchases of property and equipment	(1,555)	(567)
Purchases of subscriber accounts (net of holdbacks)	(54,599)	(60,751)

Net cash used in investing activities	(56,154)	(61,318)
Financing Activities
Payment of deferred financing and issuance costs	(1,324)	(16,040)
Payment of subordinated debt	—	(32,491)
Payment of unaccreted redemption cost	—	(24)
Purchase of treasury stock	(345)	(1,000)
Proceeds from credit facility	46,050	230,750
Payments of credit facility	(23,725)	(316,473)
Redemption of preferred stock	(5,610)	—
Proceeds from issuance of senior subordinated debt	—	159,057

Net cash provided by financing activities	15,046	23,779

Increase (decrease) in cash and cash equivalents	(1,422)	391
Cash and cash equivalents at beginning of period	1,645	334

Cash and cash equivalents at end of period	$223	$725

Significant cash transactions during the period for:
Interest paid	$6,039	$5,316

Non-cash investing and financing activities:
Recapitalization (see Note 5 (Recapitalization) to the financial statements):
Issuance of common stock	$158,090	$—

Issuance of New Series A preferred stock	$13,342	$—

Retirement of Series A, B, C, C-1 and D-1 preferred stock	$(171,432)	$—

Accrued preferred stock dividends	$878	$10,194

See accompanying notes

MONITRONICS INTERNATIONAL, INC.

STATEMENT OF SHAREHOLDERS’ NET CAPITAL (DEFICIENCY)

(In thousands, except for shares)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Treasury Stock, at Cost		Accumulated Deficit	Total Shareholders’ Net Capital (Deficiency)
	Shares	Amount	Shares	Amount		Shares	Amount
Balance at June 30, 2004	3,043,920	$30	—	$—	$5	785,465	$(8,568)	$(73,254)	$(81,787)
Accretion of preferred stock redemption value	—	—	—	—	—	—	—	(18)	(18)
Accrual of preferred stock dividends	—	—	—	—	—	—	—	(878)	(878)
Issuance of Class A common stock	28,429,907	284	—	—	156,677	—	—	—	156,961
Cancellation of Class A common stock	(750,136)	(7)	—	—	7	—	—	—	—
Issuance of Class B common stock upon Conversion of warrants	—	—	366,626	4	—	—	—	—	4
Cancellation of warrants	—	—	—	—	(12)	—	—	—	(12)
Purchase of treasury stock at cost	—	—	—	—	—	180	—	—	—
Purchase of treasury stock (Hull Family Limited Partnership, Put Option)	—	—	—	—	—	57,549	(345)		(345)
Net Loss	—	—	—	—	—	—	—	(1,399)	(1,399)

Balance at December 31, 2004	30,723,691	$307	366,626	$4	$156,677	843,194	$(8,913)	$(75,549)	$72,526

See accompanying notes

Monitronics International, Inc.

Notes to Financial Statements

(Unaudited)

1.	Description of Business and Summary of Significant Accounting Policies

Description of Business

Monitronics International, Inc. (the “Company”) provides security alarm monitoring and related services to residential and business subscribers throughout the United States. The Company monitors signals arising from burglaries, fires, and other events through security systems installed by its independent dealers at subscribers’ premises.

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

The effect of the restatement on previously reported amortization and net income for the three months and six months ended December 31, 2003 is as follows:

Selected Statement of Operations Changes

	Three Months Ended December 31, 2003			Six Months Ended December 31, 2003
	Previously Reported	Adjustment	Adjusted Balance	Previously Reported	Adjustment	Adjusted Balance
	(in thousands)			(in thousands)
Amortization	$16,515	$701	$17,216	$32,204	$1,378	$33,582
Net loss	$325	$(442)	$(117)	$(4,059)	$(869)	$(4,928)

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

Monitronics International, Inc.

Notes to Financial Statements (continued)

(Unaudited)

The following table illustrates the effect of net loss if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
		(Restated)		(Restated)
Net loss as reported	$(584)	$(117)	$(1,399)	$(4,928)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net value of related tax effects	(37)	(3)	(40)	(6)

Pro forma net loss	$(621)	$(120)	$(1,439)	$(4,934)

Recent Accounting Pronouncements

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150— “Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). This statement established standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first fiscal period beginning after December 15, 2003 and must be applied prospectively by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption which was July 1, 2004. The initial adoption of SFAS 150 had no material impact on the financial statements. However, a subsequent amendment related to an investor put option resulted in the Company recording an initial $0.5 million liability and related expense at September 30, 2004 and an additional $0.1 million in accrued expense was recorded in the second fiscal quarter to adjust the put option to fair value at December 31, 2004 as described in Note 3 (Related Party Transactions) to these financial statements.

2.	Long-Term Debt

Long-term debt consists of the following (in thousands):

	December 31, 2004	June 30, 2004
Revolving credit line and term loan payable	$223,213	$200,887
Senior subordinated notes payable	160,000	160,000
Subordinated notes payable	21,203	20,936
Investor put option	409	—

	404,825	381,823
Less: discount	817	866
Less: current portion	1,852	1,750

	$402,156	$379,207

At December 31, 2004, the Company had a $320.0 million credit facility with various financial institutions, consisting of a $145 million revolving credit line and a $175 million term loan. As of December 31, 2004, the Company had $50.4 million in borrowings outstanding under the $145 million revolving credit facility and had $172.8 million in borrowings outstanding under the term loan. Further, the Company had $94.6 million in availability under the revolving credit line of which $28.7 million was immediately available as calculated under the covenants in the Company’s credit facility, and is charged a commitment fee of 0.75% on the average daily unused portion. The revolving credit line bears interest at a rate of either prime plus 3.0% or LIBOR plus 4.0%. The term loan bears interest at a rate of either prime plus 3.5% or LIBOR plus 4.5%. At December 31, 2004, borrowings

Monitronics International, Inc.

Notes to Financial Statements (continued)

(Unaudited)

under the credit facility bear interest at a weighted average interest rate of 6.4%. Interest incurred on borrowings is payable monthly in arrears.

On August 18, 2003, the Company entered into an agreement with the Hull Family Limited Partnership (the “Partnership”), as amended on September 23, 2004, that allowed the Partnership to put $500,000 in value of Class A common stock to the Company in each fiscal year beginning in fiscal 2005 and ending June 30, 2009. On November 22, 2004, the Partnership exercised the first of five option exercises by selling the Company $500,000 worth of Class A common stock. The fair value of the remaining investor put option was $0.4 million at December 31, 2004. See Note 3 (Related Party Transactions) to these financial statements.

On August 25, 2003, the Company issued $160.0 million of senior subordinated notes (the “Senior Subordinated Notes”) at 11.75% at a discount of $0.94 million with a maturity date of September 1, 2010. Interest payments are to be made semi-annually in cash in arrears on March 1 and September 1 of each year beginning on March 1, 2004. On December 16, 2004, the Company completed an exchange offer in which it exchanged new notes that were registered under the Securities Act of 1933 for the Senior Subordinated Notes. In accordance with the registration rights agreement associated with these notes, Monitronics incurred special interest on the Senior Subordinated Notes in the amount of $470,000 in connection with the exchange offer. On August 25, 2003, the Company also entered into its existing credit facility agreement comprised of a $175.0 million term loan that matures in fiscal year 2010 and a $145.0 million revolving credit facility that matures in fiscal year 2009. Payments under the term loan are payable in quarterly installments from December 31, 2003 through June 30, 2009. The quarterly payment is calculated based upon the amount of the original facility multiplied by 0.25% for the quarters ended December 31, 2003 through September 30, 2006, 1.25% for the quarters ended December 31, 2006 through September 30, 2007 and 3.00% for the quarters ended December 31, 2007 through June 30, 2009 with the remaining balance due at maturity. The revolving credit facility, which matures in fiscal year 2009, is subject to possible earlier quarterly payments beginning December 31, 2006 resulting from required lender commitment reductions at a rate of 5% per quarter beginning on such date. Proceeds from the issuance of the Senior Subordinated Notes and borrowings under the credit facility were used primarily to repay the Company’s prior credit facility and its $12 million senior subordinated notes payable, to repurchase $20.5 million principal amount of its subordinated notes at a repurchase price of approximately $23.2 million and to pay debt issuance costs. As a result of the above transactions, the Company incurred a loss on redemption of its debt of $2.9 million and expensed $5.9 million of its previously capitalized deferred financing costs. These amounts are included in the caption “Other Expense” on the statement of operations for the six months ended December 31, 2003. The terms of the then remaining $20.5 million principal amount of the subordinated notes were amended, and the maturity date was extended to March 1, 2010. Interest on the subordinated notes originally accrued at 13.5% per annum with interest payable semi-annually at a rate of 12% per annum with the remaining 1.5% interest per annum added to the outstanding principal amount of the subordinated notes. The 1.5% interest rate increased to 2.5% per annum on December 15, 2003 when the subordinated notes were not repurchased by that date, and the increased rate was applied retroactively to August 25, 2003.

The credit facility and subordinated notes have certain financial tests which must be met on a quarterly basis, including maximum total senior debt and total debt to quarterly annualized net operating income, minimum interest coverage ratio, minimum fixed charge coverage ratio and an annual capital expenditure limit. Indebtedness under the credit facility is secured by all of the assets of the Company. As of December 31, 2004, the Company was in compliance with all required financial tests.

Monitronics International, Inc.

Notes to Financial Statements (continued)

(Unaudited)

Scheduled maturities (as defined) of long-term debt at December 31, 2004, utilizing the required payment schedule of the Senior Subordinated Notes, subordinated notes, credit facility and the fair value put option are as follows for fiscal years below (in thousands):

2005	875
2006	1,852
2007	7,102
2008	18,040
2009	71,502
Thereafter	305,454

$404,825

3.	Related Party Transactions

Concurrent with the Senior Subordinated Notes offering, the Company entered into an agreement with James R. Hull, the Company’s president and chief executive officer, pursuant to which the Company paid Mr. Hull a $2 million transaction fee in cash at the closing of the refinancing on August 25, 2003. This fee was capitalized as deferred financing costs. On November 7, 2003, the Hull Family Limited Partnership (the “Partnership”) exercised its right to require the Company to purchase 400,000 shares of Class A common stock at a purchase price of $1 million in cash. Based on the fair value of the Company’s stock, no expense was recorded related to the repurchase of the Partnership’s shares. The agreement also gives the Partnership a written investor put option to sell up to $500,000 in value of its Class A common stock to the Company in each of the subsequent five fiscal years at purchase prices per share that are based on a multiple of the Company’s consolidated cash flow. Based on the fair value of the Company’s stock at the time of the agreement, the Company recorded no liability in connection with this agreement. The written investor put option was amended on September 23, 2004, resulting in the Company recording a liability and related sales, general and administrative (“SG&A”) expense of $0.5 million based on the fair value of the written put option at September 30, 2004. On November 22, 2004, the Partnership exercised the first of five option exercises by selling the Company 57,549 shares of Class A Common stock for $500,000. During the second fiscal quarter, the Company accrued an additional expense of $0.1 million to adjust the put option to fair value at December 31, 2004. As of December 31, 2004, the outstanding liability was $0.4 million. The Company will prospectively adjust its liability and related SG&A expense as the fair value of the put option changes.

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

4.	Stock Warrants, Restricted Stock and Stock Options

During the six months ended December 31, 2004, the Company repurchased 180 unvested restricted shares. On November 24, 2004, the Company granted 161,640 stock options to employees, of which 87,128 fully vested on the date of grant, 68,512 will vest ratably over four years from date of grant, and 6,000 will vest ratably over three years from date of grant.

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

Monitronics International, Inc.

Notes to Financial Statements (continued)

(Unaudited)

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

The Company’s preferred shareholders also negotiated the terms of the new Series A preferred stock issued to the Austin Ventures entities. The Company’s board of directors and the holders of at least two-thirds of the outstanding shares of Class A common stock, Series A preferred stock, Series B preferred stock, Series C preferred stock, Series C-1 preferred stock and Series D-1 preferred stock, each voting as a separate class as required by the Company’s articles of incorporation, approved the amendment and restatement of the Company’s articles of incorporation to create the new Series A preferred stock. The new Series A preferred stock initially does not accrue dividends, votes with the Class A common stock as a single class and is convertible into an equal number of shares of Class A common stock at the holder’s option. Prior to a dividend election, as described below, the new Series A preferred stock automatically converts into Class A common stock upon an initial public offering, a sale or liquidation of the Company, the expiration of the last date on which the holders may make a dividend election or at the option of the holders. The holders of the new Series A preferred stock may elect for shares to begin accruing dividends only during the 30-day periods following the determination of annualized EBITDA for the Company’s quarterly periods ending June 30, 2005, December 31, 2006 and June 30, 2008 or in the event of covenant or leverage defaults.

If the holders of the new Series A preferred stock make a dividend election, dividends will initially accrue on such shares at 8% per annum and will increase at a rate of 2% per annum on each anniversary of the dividend election up to 16% per annum. The dividend rate may increase up to 24% per annum following covenant or leverage defaults. Following a dividend election, the new Series A preferred stock will become non-voting and will no longer be convertible into Class A common stock. However, the new Series A preferred stock will become subject to mandatory redemption following a dividend election. If the Company fails to redeem the shares on the later of June 30, 2008 or 30 days after such date if the dividend election is made for the quarterly period ending June 30, 2008, the maximum dividend rate will increase from 16% to 24%. If the Company fails to redeem the new Series A preferred stock on or prior to June 30, 2009 following a dividend election, the holders of the new Series A preferred stock may initiate the sale or liquidation of the Company. The aggregate liquidation preference of the new Series A preferred stock is the amount that would be paid to holders of Class A common stock (assuming conversion of the new Series A preferred stock) out of liquidation proceeds equal to an initial multiple of 5.5 times annualized EBITDA less outstanding debt and accrued dividends on the new Series A preferred stock. The EBITDA multiple will be adjusted following any covenant or leverage defaults. The Company may also redeem these shares at its option at any time after a dividend election

Monitronics International, Inc.

Notes to Financial Statements (continued)

(Unaudited)

The Company financed the total $6.8 million cost of the recapitalization, including the $5.6 million redemption payment and approximately $1.2 million of fees and costs, with borrowings under its credit facility. The preferred stock and accrued but unpaid dividends redeemed by the Company was retired. The new Series A preferred stock was recorded as preferred stock at its issuance cost at the date of the recapitalization. The Company issued 28,429,907 shares of Class A common stock and recorded the Class A common at the liquidation preference of the exchanged preferred stock plus the accrued and unpaid dividends as of July 14, 2004 for the shares held by the Windward entities and as of June 30, 2003 for the remaining preferred shares. Conversely, the Company canceled a total of 750,136 shares of Class A common stock in connection with the recapitalization transaction which included 33,344 shares owned by Austin Ventures III-A, L.P., 28,167 shares owned by Austin Ventures III-B, L.P. and 688,625 shares owned by Capital Resource Lenders II, L.P.

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

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. They can be affected by inaccurate assumptions we might make or by known or unknown risks, uncertainties and assumptions. Reference is hereby made to the disclosures contained under the heading “Risk Factors” in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on December 17, 2004. In light of these risks, uncertainties and assumptions, the forward-looking statements may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. When you consider these forward-looking statements, you should keep in mind these risk factors and other cautionary statements.

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

Restatement of the Three and Six Months ended December 31, 2003 Financial Statements

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

The effect of the restatement on previously reported amortization and net income for the three months and six months ended December 31, 2003 is as follows:

Selected Statement of Operations Changes

	Three Months Ended December 31, 2003			Six Months Ended December 31, 2003
	Previously Reported	Adjustment	Adjusted Balance	Previously Reported	Adjustment	Adjusted Balance
	(in thousands)			(in thousands)
Amortization	$16,515	$701	$17,216	$32,204	$1,378	$33,582
Net loss	$325	$(442)	$(117)	$(4,059)	$(869)	$(4,928)

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

The table below presents subscriber data for the twelve months ended December 31, 2004 and 2003.

	Twelve Months Ended December 31,
	2004	2003
Beginning balance of accounts	419,778	358,796
Accounts purchased	87,649	106,142
Accounts canceled (1)	(55,188)	(42,980)
Accounts guaranteed to be refunded from holdback	(1,827)	(2,180)
Ending balance of accounts	450,412	419,778
Attrition rate	12.7%	11.0%

(1)	Net of canceled accounts that are contractually guaranteed by the dealer and new owner takeovers

Our trailing twelve-month attrition rose to 12.7% for the period ended December 31, 2004 from 11.0% for the period ended December 31, 2003. This increase primarily reflects a slight change in policy we adopted in June 2004 to permit subscribers in their annual renewal period to cancel with proper 30-days written notice. This change resulted in the cancellation of a small number of accounts ahead of schedule. This change in policy was made as a result of our comparing the small amount of revenue lost to the level of customer dissatisfaction created when a one-year renewal is enforced and deciding that customer satisfaction is the much greater influence on the level of our future business. The primary three-year term of the contract remains non-cancelable.

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

Results of Operations

Three Months Ended December 31, 2004 Compared to Three Months Ended December 31, 2003

Revenues. Total revenues increased $4.0 million, or 11%, to $41.5 million in the three months ended December 31, 2004 from $37.5 million in the three months ended December 31, 2003. This increase was primarily attributable to an increase in the number of subscriber accounts to 450,412 as of December 31, 2004 from 419,778 as of December 31, 2003 and a small net increase in average revenue per customer.

Cost of services. Cost of services increased $0.6 million, or 16%, to $4.6 million in the three months ended December 31, 2004 from $4.0 million in three months ended December 31, 2003. As a percentage of revenues, cost of services was 11% for both the three months ended December 31, 2004 and the three months ended December 31, 2003.

Sales, general and administrative (“SG&A”). SG&A increased $0.9 million, or 15%, to $7.5 million in the three months ended December 31, 2004 from $6.6 million in the three months ended December 31, 2003. As a percentage of revenues, SG&A was 18% for both the three months ended December 31, 2004 and the three months ended December 31, 2003.

Amortization. Amortization of intangibles increased $2.3 million, or 13%, to $19.5 million in the three months ended December 31, 2004 from $17.2 million in the three months ended December 31, 2003. The increase was attributable to growth in our purchased subscriber accounts through our authorized dealer program.

Interest expense. Interest expense increased $1.0 million, or 11%, to $10.3 million in the three months ended December 31, 2004 from $9.3 million in the three months ended December 31, 2003. The increase was primarily a result of the increase in borrowing under our revolving line of credit throughout the quarter incurred to fund our purchase of subscriber accounts. Additionally, our average interest rate increased to 10.2% in the three months ended December 31, 2004 from 9.9% in the three months ended December 31, 2003 as a result of higher average interest rates on our credit facility. As we continue to acquire subscriber accounts with proceeds from our revolving line of credit, our average interest rate will decline based on current interest rates under that line of credit.

Net loss. Net loss increased $0.5 million to a loss of $0.6 million in the three months ended December 31, 2004 from a loss of $0.1 million in the three months ended December 31, 2003 primarily due to higher interest expense.

Six Months Ended December 31, 2004 Compared to Six Months Ended December 31, 2003

Revenues. Total revenues increased $8.6 million, or 12%, to $82.0 million in the six months ended December 31, 2004 from $73.4 million in the six months ended December 31, 2003. This increase was primarily attributable to an increase in the number of subscriber accounts to 450,412 as of December 31, 2004 from 419,778 as of December 31, 2003 and a small net increase in average revenue per customer.

Cost of services. Cost of services increased $1.5 million, or 19%, to $9.5 million in the six months ended December 31, 2004 from $8.0 million in six months ended December 31, 2003. As a percentage of revenues, cost of services increased to 12% for the six months ended December 31, 2004 versus 11% for the six months ended December 31, 2003 principally due to higher field technical service expense as a result of proportionately higher service calls.

Sales, general and administrative. SG&A increased $2.1 million, or 16%, to $15.0 million in the six months ended December 31, 2004 from $12.9 million in the six months ended December 31, 2003. As a percentage of revenues, SG&A was 18% for the six months ended December 31, 2004 and the six months ended December 31, 2003. During the six months ended December 31, 2004, $0.6 million of expenses was recorded to reflect the fair value of the Hull Family Limited Partnership’s written investor put option described in Note 3 (Related Party Transactions) to the financial statements included in part I Item 1 of this Form 10-Q.

Amortization. Amortization of intangibles increased $4.7 million, or 14%, to $38.3 million in the six months ended December 31, 2004 from $33.6 million in the six months ended December 31, 2003. The increase was attributable to growth in our purchased subscriber accounts through our authorized dealer program.

Interest expense. Interest expense increased $3.5 million, or 21%, to $20.1 million in the six months ended December 31, 2004 from $16.6 million in the six months ended December 31, 2003. The increase was primarily due to higher overall average interest rates resulting from the issuance of $160.0 million of our 11.75% senior subordinated notes on August 25, 2003 and the restructuring of our credit facility on August 25, 2003. Our average interest rate increased to 10.1% in the six months ended December 31, 2004 from 9.1% in the six months ended December 31, 2003. Interest expense also increased as a result of the increase in our average long-term debt outstanding throughout the quarter incurred to fund our purchase of subscriber accounts. As we continue to acquire subscriber accounts with proceeds from our revolving line of credit, our average overall interest rate will decline based on current interest rates under that line of credit.

Loss on debt refinancing. For the six months ended December 31, 2003, we incurred a loss on debt refinancing of $8.8 million related to our refinancing completed August 25, 2003. This loss included a $5.9 million write-off of deferred financing costs related to our prior credit facility and $2.9 million of prepayment penalties associated with the retirement of a portion of our 14.5% subordinated notes due March 1, 2010.

Net loss. Net loss decreased $3.5 million to a loss of $1.4 million in the six months ended December 31, 2004 from a loss of $4.9 million in the six months ended December 31, 2003. The smaller loss was primarily due to last year’s results which included $8.8 million in expenses incurred in connection with our August 2003 refinancing. In connection with our refinancing, we wrote off $5.9 million of deferred financing costs and incurred prepayment penalties of $2.9 million (see “Loss on debt refinancing” above).

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

As of December 31, 2004 and June 30, 2004, we had working capital deficits of $7.5 million for both periods. Changes in our working capital deficit included a decrease in purchase holdbacks partially offset by a decrease in cash and cash equivalents. Purchase holdbacks decreased from $10.4 million as of June 30, 2004 to $8.4 million as of December 31, 2004 primarily due to lower volume in our accounts purchased and some return of holdback ahead of schedule. The decrease in purchase holdbacks was partially offset by cash and cash equivalents decreasing from $1.6 million as of June 30, 2004 to $0.2 million as of December 31, 2004. As of June 30, 2004, the $1.6 million in cash was primarily a result of significant customer payments received on the last day of the fiscal year that were subsequently used to paydown debt.

Net cash provided by operating activities for the six months ended December 31, 2004 was $39.7 million, as compared to $37.9 million for the six months ended December 31, 2003. The increase in cash provided by operating activities for the six months ended December 31, 2004 primarily resulted from the growth in our subscriber base and the resulting increases in revenues.

Net cash used in investing activities for the six months ended December 31, 2004 was $56.2 million, compared to $61.3 million for the six months ended December 31, 2003 primarily because of purchasing fewer accounts. For the six months ended December 31, 2004, capital expenditures were $1.6 million versus $0.6 million for the six months ended December 31, 2003. Capital expenditures were primarily for our central monitoring station equipment, telephone systems, computer systems and leasehold improvements for our offices. Capital expenditures are expected to vary based on the growth of our subscriber account base and improvements to our technology, operating and financial systems. Purchases of subscriber accounts consist of all direct external payments associated with the purchase of subscriber accounts. The portion of the purchase holdback paid to dealers at the end of the guarantee period is included in this amount when paid.

Our net cash provided by financing activities for the six months ended December 31, 2004 was $15.1 million, as compared to $23.8 million for the six months ended December 31, 2003.

As of December 31, 2004, we had $223.2 million outstanding under our credit facility, bearing interest at a weighted average rate for the six months ended December 31, 2004 of approximately 6.4% per annum, and we had approximately $94.6 million in borrowing availability under our revolving credit line, of which $28.7 million was immediately available as calculated under the covenants in our credit facility. In addition, we had $181.2 million in principal amount outstanding of senior subordinated and subordinated notes as of December 31, 2004.

On July 14, 2004, we completed a recapitalization in which we redeemed approximately $5.6 million of the Series C and Series C-1 preferred stock held by the Windward entities and then issued shares of a new Series A preferred stock or Class A common stock to our preferred shareholders in exchange for all their shares of preferred stock, Class A common stock and warrants to purchase Class A common stock. The Windward entities subsequently sold the shares of Class A common stock they received in the exchange to two new investors at $6.00 per share. We financed the total $6.8 million cost of the recapitalization, including the $5.6 million redemption payment and approximately $1.2 million of fees and expenses, with borrowings under our senior credit facility.

Prior to the recapitalization, we were obligated to accrue cumulative dividends on each series of our previously outstanding preferred stock at varying rates, but we were prohibited from paying these dividends under the terms of our credit facility and the indenture governing the senior subordinated notes if an event of default existed or would result from such payment. The recapitalization allowed us to restructure our accrued dividends by converting the accrued dividends into common and preferred stock. Our new Series A preferred stock issued in the recapitalization is not currently accruing dividends, and payment of any dividends after a dividend election will continue to be prohibited under the terms of our credit facility and the indenture if an event of default exists or would result from such payment. Accordingly, we do not expect to pay any dividends over the next one to three years.

On August 25, 2003, we issued $160.0 million of senior subordinated notes at 11.75% with a maturity date of September 1, 2010. Interest payments are to be made semi-annually in cash in arrears on March 1 and September 1 of each year beginning on March 1, 2004. On December 16, 2004, we completed an exchange offer in which we exchanged new notes that were registered under the Securities Act of 1933 for the senior subordinated notes. In accordance with the registration rights agreement associated with these notes, we incurred special interest on the senior subordinated notes in the amount of $470,000 in connection with the exchange offer.

Further on August 25, 2003, we entered into a new credit facility agreement with Fleet National Bank (“Fleet”) as administrative agent, Bank of America, N.A. as syndication agent, and a syndicate of lenders, including Fleet and Bank of America, N.A., as amended on July 14, 2004. Our credit facility is comprised of a $175.0 million term loan that matures in fiscal 2010 and a $145.0 million revolving credit facility that matures in fiscal 2009. Payments under the term loan are payable in quarterly installments from December 31, 2003 through June 30, 2009. The quarterly payment is calculated based upon the amount of the original facility multiplied by 0.25% for the quarters ended December 31, 2003 through December 31, 2006, 1.25% for the quarters ended December 31, 2006 through December 31, 2007 and 3.00% for the quarters ended December 31, 2007 through June 30, 2009 with the remaining balance due at maturity. We used the borrowings under this credit facility together with the proceeds of the senior subordinated notes offering primarily to repay our prior credit facility, to repay all of our $12 million 12% senior subordinated notes due June 30, 2007, and to repurchase $20.5 million principal amount of our 14.5% subordinated notes due March 1, 2010 at a repurchase price of approximately $23.2 million. As a result of the repayments, we expensed our previously capitalized deferred financing costs totaling $5.9 million and recognized a pre-tax loss of $2.9 million in the repurchase of the subordinated notes. In connection with our August 2003 refinancing, we amended the terms of our subordinated notes to extend the maturity date of the then remaining $20.5 million principal amount from January 18, 2009 to March 1, 2010. Prior to the amendment, interest accrued on the subordinated notes at 13.5% per annum with interest payable semi-annually in cash at a rate of 12% per annum with the remaining 1.5% interest per annum added to the outstanding principal amount of the subordinated notes. The 1.5% per annum interest rate increased to 2.5% per annum on December 15, 2003 and the increased rate applies retroactively to August 25, 2003.

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

We further preserve our borrowing capacity by following a cash management practice of maintaining as low as possible ongoing cash balance. However, our ability to meet our debt service and other obligations depends on our future performance, which in turn is subject to general economic conditions and other factors, certain of which are beyond our control. If we are unable to generate sufficient cash flow from operations or otherwise to comply with the terms of the indenture governing the senior subordinated notes or our other debt instruments, we may be required to refinance all or a portion of our existing debt or obtain additional financing. Further, the agreements or indentures governing our new credit facility, our senior subordinated notes and subordinated notes contain financial tests relating to capital expenditure limits, maximum total debt to annualized quarterly EBITDA, maximum total senior debt to annualized quarterly EBITDA, interest coverage and fixed charge coverage that may impact our ability to refinance all or a portion of our existing debt or obtain additional financing. As of December 31, 2004, we were in compliance with all required financial tests.

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

Income Taxes and Deferred Tax Assets. As part of preparing our financial statements, significant management judgment is required in determining our provision for income taxes and our deferred tax assets and liabilities. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, especially the amortization of subscriber accounts, which are amortized using a 10-year 135% declining balance method for financial reporting purposes and are amortized using a 10-year straight-line method for tax purposes. These differences have resulted in deferred tax assets totaling $14.4 million at December 31, 2004.

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

Goodwill. As of December 31, 2004 we had goodwill of $14.8 million, which represents 2.9% of our total assets. We test goodwill annually for impairment and record an impairment charge if the carrying amount exceeds the fair value. We use a discounted cash flow approach as well as other methods to determine the fair value used in our test for impairment of goodwill. The results of this methodology depend upon a number of estimates and assumptions relating to cash flows, discount rates and other matters. Accordingly, such testing is subject to certain uncertainties, which could cause the fair value of goodwill to fluctuate from period to period.

Recent Accounting Pronouncements

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 Accounting For Certain Financial instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). SFAS 150 established standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first fiscal period beginning after December 15, 2003 and must be applied prospectively by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS 150 and still existing at the beginning of the interim period of adoption which was July 1, 2004. The initial adoption of SFAS 150 had no material impact on the financial statements. However, a subsequent amendment related to an investor put option resulted in us recording an initial $0.5 million liability and related expense and an additional $0.1 million in accrued expense to adjust the put option to fair value at December 31, 2004 as described in Note 3 (Related Party Transactions) to the financial statements included in Part I – Item 1 of this Form 10-Q.

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

We have interest rate risk, in that borrowings under our credit facility are based on variable market interest rates. As of December 31, 2004, we had $223.2 million of variable rate debt outstanding under our credit facility. Presently, the revolving credit line bears interest at a rate of prime plus 3.0% or LIBOR plus 4.0%, with the term loan at a rate of prime plus 3.5% or LIBOR plus 4.5%. To control our exposure to interest rates under our facility, we utilize interest rate caps as required by our credit facility. As of December 31, 2004, these interest rate caps provided that the interest rate on approximately $120 million of borrowings under our credit facility cannot exceed an interest rate of 10%. A hypothetical 10% increase in our credit facility’s weighted average interest rate of 6.4% per annum for the six months ended December 31, 2004 would correspondingly decrease our earnings and operating cash flows by approximately $0.7 million.

Our privately issued $21.2 million subordinated notes due March 1, 2010 have a fixed interest rate of 14.5%, but have exposure to changes in the debt’s fair value. In connection with our August 2003 refinancing, we amended the terms of these subordinated notes to extend the maturity date from January 18, 2009 to March 1, 2010 and to increase the interest rate from 13.5% per annum to 14.5% per annum. In addition, we issued $160.0 million aggregate principal amount of our senior subordinated notes due September 10, 2010 with a fixed interest rate of 11.75%, which has exposure to changes in the debt’s fair value.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

2.1	Recapitalization Agreement, dated July 14, 2004, among Monitronics International, Inc., Austin Ventures III-A, L.P., Austin Ventures III-B, L.P., Austin Ventures V, L.P., Austin Ventures V Affiliates Fund, Capital Resource Lenders II, L.P., ABRY Partners IV, L.P., ABRY Investment Partnership, L.P., Windward Capital Partners II, L.P., Windward Capital LP II, LLC, New York Life Capital Partners II, L.P., PPM America Private Equity Fund LP and The Northwestern Mutual Life Insurance Company. (1)

3.1	Restated Articles of Incorporation of Monitronics International, Inc. (2)

3.2	Bylaws of Monitronics International, Inc. (3)

4.1	Form of Global Note for the 11 ¾% Senior Subordinated Notes due 2010 of Monitronics International, Inc. (contained as an exhibit to Exhibit 4.2 hereto).

4.2	Indenture, dated as of August 25, 2003, by and between Monitronics International, Inc. and The Bank of New York Trust Company of Florida, N.A. with respect to the 11 ¾% Senior Subordinated Notes due 2010 (previously filed as Exhibit 4.2 to the registrant’s Registration Statement on Form S-4 (File No. 333-110025) and incorporated herein by reference).

10.1*	Second Amendment to Agreement, dated September 23, 2004, by and between James R. Hull and Monitronics International, Inc.

10.2*	First Amendment of Lease, dated January 14, 2005, by and between Monitronics International, Inc. and AGF Valley View II, Ltd.

31.1*	Certification of the Chief Executive Officer of Monitronics International, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of Monitronics International, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer of Monitronics International, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer of Monitronics International, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as Exhibit 2.1 to Amendment No. 3 to the registrant’s Registration Statement on Form S-4 (File No. 333-110025) and incorporated herein by reference.

(2)	Previously filed as Exhibit 3.1 to Amendment No. 3 to the registrant’s Registration Statement on Form S-4 (File No. 333-110025) and incorporated herein by reference.

(3)	Previously filed as Exhibit 3.2 to the registrant’s Registration Statement on Form S-4 (File No. 333-110025) and incorporated herein by reference.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONITRONICS INTERNATIONAL, INC.

By:	/s/ JAMES R. HULL
James R. Hull
Chief Executive Officer and President

By:	/s/ MICHAEL R. MEYERS
Michael R. Meyers
Chief Financial Officer and Vice President

Date: February 8, 2005