Form 10-Q
period 2005-03-31
MONITRONICS INTERNATIONAL INC
filed 2005-05-13
CIK 1265107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at April 30, 2005
Class A Common Stock, par value $.01 per share	31,090,317
Class B Common Stock, par value $.01 per share	None

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MONITRONICS INTERNATIONAL, INC.

BALANCE SHEETS

(In thousands, except share data)

	March 31, 2005	June 30, 2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,224	$1,645
Accounts receivable, net	6,240	5,924
Federal income tax receivable	10,243	11,739
Deferred income taxes	1,091	382
Prepaid expenses and other current assets	1,137	1,106

Total current assets	19,935	20,796

Property and equipment, net	5,458	4,111
Deferred income taxes	13,956	12,953
Subscriber accounts, net of accumulated amortization of $343,215 as of March 31, 2005 and $286,846 as of June 30, 2004	443,764	434,467
Deferred financing costs, net	13,112	14,718
Goodwill	14,795	14,795

Total assets	$511,020	$501,840

Liabilities and Shareholders’ Net Capital (Deficiency)
Current liabilities:
Accounts payable	$1,228	$1,671
Accrued expenses	1,898	1,943
Purchase holdbacks	7,477	10,386
Deferred revenue	5,671	5,245
Interest payable	3,215	7,234
Taxes payable	201	45
Current portion of long-term debt	1,830	1,750

Total current liabilities	21,520	28,274
Long-term debt, less current portion	404,951	379,207
Redeemable preferred stock, net	13,342	176,146
Commitments and contingencies
Shareholders’ net capital deficiency:
Class A common stock, $.01 par value:
Authorized shares – 80,000,000
Issued and outstanding shares – 31,090,317 shares as of March 31, 2005 and 3,043,920 shares as of June 30, 2004	311	30
Class B common stock, $.01 par value:
Authorized shares – 700,000
Issued and outstanding shares – none	—	—

Additional paid-in capital	156,677	5
Treasury stock, at cost, 843,194 shares as of March 31, 2005 and 785,465 shares as of June 30, 2004	(8,913)	(8,568)
Accumulated deficit	(76,868)	(73,254)

Total shareholders’ net capital (deficiency)	71,207	(81,787)

Total liabilities and shareholders’ net capital (deficiency)	$511,020	$501,840

See accompanying notes.

MONITRONICS INTERNATIONAL, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
	(In thousands)
Revenue	$41,463	$37,862	$123,454	$111,248
Cost of services	4,714	4,277	14,176	12,243

Gross profit	36,749	33,585	109,278	99,005

Operating expenses:
Sales, general, and administrative	7,964	6,260	23,037	19,205
Depreciation	616	514	1,655	1,620
Amortization	19,849	17,584	58,152	51,167

	28,429	24,358	82,844	71,992

Operating income	8,320	9,227	26,434	27,013

Other expense:
Interest expense	10,235	9,003	30,394	25,626
Other expense	—	—	—	8,828

	10,235	9,003	30,394	34,454

Income (loss) before income taxes	(1,915)	224	(3,960)	(7,441)
Provision(benefit) from income taxes	(596)	79	(1,242)	(2,657)

Net income (loss)	$(1,319)	$145	$(2,718)	$(4,784)

Preferred dividends accrued	—	(5,232)	(878)	(15,426)
Accretion of redeemable convertible preferred stock redemption value	—	(55)	(18)	(163)

Net loss attributed to common stock shareholders	$(1,319)	$(5,142)	$(3,614)	$(20,373)

See accompanying notes.

MONITRONICS INTERNATIONAL, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended March 31,
	2005	2004
	(In thousands)
Operating Activities
Net loss	$(2,718)	$(4,784)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	59,807	52,786
Amortization of deferred financing costs	2,138	1,706
Write off of deferred financing costs	—	5,934
Deferred income taxes	(1,712)	(5,503)
Provision for bad debt	2,790	2,550
Non-cash interest accretion	343	330
Non-cash expense related to put option	474	—
Non-cash expense related to vacated lease	141	—
Changes in current assets and liabilities:
Accounts receivable	(3,106)	(2,443)
Prepaid expenses and other current assets	(31)	(291)
Accounts payable	(443)	3,166
Accrued expenses	(341)	(177)
Accrued interest	(4,018)	2,178
Deferred revenue	426	1,947
Income taxes payable and receivable	1,652	1,000

Net cash provided by operating activities	55,402	58,399

Investing Activities
Purchases of property and equipment	(3,002)	(999)
Purchases of subscriber accounts (net of holdbacks)	(70,358)	(81,882)

Net cash used in investing activities	(73,360)	(82,881)

Financing Activities
Payment of deferred financing and issuance costs	(1,670)	(16,235)
Payment of subordinated debt	—	(32,491)
Payment of unaccreted redemption cost	—	(24)
Purchase of treasury stock	(345)	(1,000)
Proceeds from credit facility	62,400	248,800
Payments of credit facility	(37,238)	(332,460)
Redemption of preferred stock	(5,610)	—
Proceeds from issuance of senior subordinated debt	—	159,057

Net cash provided by financing activities	17,537	25,647

Increase (decrease) in cash and cash equivalents	(421)	1,165
Cash and cash equivalents at beginning of period	1,645	334

Cash and cash equivalents at end of period	$1,224	$1,499

Significant cash transactions during the period for:
Interest paid	$31,225	$20,572

Non-cash investing and financing activities:
Recapitalization (see Note 5 (Recapitalization) to the financial statements):
Issuance of common stock	$158,090	$—

Issuance of New Series A preferred stock	$13,342	$—

Retirement of Series A, B, C, C-1 and D-1 preferred stock	$(171,432)	$—

Accrued preferred stock dividends	$878	$15,426

See accompanying notes.

MONITRONICS INTERNATIONAL, INC.

STATEMENT OF SHAREHOLDERS’ NET CAPITAL (DEFICIENCY)

(In thousands, except share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Treasury Stock, at Cost		Accumulated Deficit	Total Shareholders’ Net Capital (Deficiency)
	Shares	Amount	Shares	Amount		Shares	Amount
Balance at June 30, 2004	3,043,920	$30	—	$—	$5	785,465	$(8,568)	$(73,254)	$(81,787)
Accretion of preferred stock redemption value	—	—	—	—	—	—	—	(18)	(18)
Accrual of preferred stock dividends	—	—	—	—	—	—	—	(878)	(878)
Issuance of Class A common stock	28,429,907	284	—	—	156,677	—	—	—	156,961
Issuance of Class A common stock upon conversion of Class B common stock	366,626	4	—	—	—	—	—	—	4
Cancellation of Class A common stock	(750,136)	(7)	—	—	7	—	—	—	—
Issuance of Class B common stock upon conversion of warrants	—	—	366,626	4	—	—	—	—	4
Cancellation of Class B common stock	—	—	(366,626)	(4)	—	—	—	—	(4)
Cancellation of warrants	—	—	—	—	(12)	—	—	—	(12)
Purchase of treasury stock at cost	—	—	—	—	—	180	—	—	—
Purchase of treasury stock (Hull Family Limited Partnership, Put Option)	—	—	—	—	—	57,549	(345)	—	(345)
Net Loss	—	—	—	—	—	—	—	(2,718)	(2,718)

Balance at March 31, 2005	31,090,317	$311	—	$—	$156,677	843,194	$(8,913)	$(76,868)	$71,207

See accompanying notes.

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

Stock Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations, and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under APB 25, compensation cost is recognized over the vesting period based on the difference, if any, on the date of grant between the fair market value of the Company’s common stock and the exercise price of the stock option granted. The Company grants options with an exercise price at least equal to or above the fair market value of the Company’s common stock on the date of the grant and, as a result, generally does not record compensation cost.

The following table illustrates the effect of net loss if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
Net income (loss) as reported	$(1,319)	$145	$(2,718)	$(4,784)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net value of related tax effects	(80)	(3)	(120)	(10)

Pro forma net income (loss)	$(1,399)	$142	$(2,838)	$(4,794)

Monitronics International, Inc.

Notes to Financial Statements (continued)

(Unaudited)

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which is a revision of SFAS 123. SFAS 123(R) supercedes APB 25, and amends FASB Statement No. 95, “Statement of Cash flows.” Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure will no longer be an alternative. SFAS 123(R) is effective no later than the beginning of the first fiscal year beginning after December 15, 2005. The Company expects to adopt SFAS 123(R) on July 1, 2006. The adoption of SFAS 123(R)’s fair value method will have a significant impact on the Company’s result of operations, although it may have no impact on the Company’s overall financial position. The Company is currently assessing implementation of the “modified prospective” method as defined by SFAS 123(R).

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). This statement established standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first fiscal period beginning after December 15, 2003 and must be applied prospectively by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption which was July 1, 2004. The initial adoption of SFAS 150 had no material impact on the financial statements. However, a subsequent amendment related to an investor put option resulted in the Company recording a $0.5 million liability and related expense to adjust the put option to fair value as described in Note 3 (Related Party Transactions) to these financial statements.

2. Long-Term Debt

Long-term debt consists of the following (in thousands):

	March 31, 2005	June 30, 2004
Revolving credit line and term loan payable	$226,050	$200,887
Senior subordinated notes payable	160,000	160,000
Subordinated notes payable	21,203	20,936
Investor put option	319	—

	407,572	381,823
Less: discount	791	866
Less: current portion	1,830	1,750

	$404,951	$379,207

At March 31, 2005, the Company had a $320.0 million credit facility with various financial institutions, consisting of a $145 million revolving credit line and a $175 million term loan. As of March 31, 2005, the Company had $53.7 million in borrowings outstanding under the $145 million revolving credit line and had $172.4 million in borrowings outstanding under the term loan. Further, the Company had $91.3 million in availability under the revolving credit line of which $28.5 million was immediately available as calculated under the covenants in the Company’s credit facility, and is charged a commitment fee of 0.5% on the average daily unused portion. The revolving credit line bears interest at a rate of either prime plus 2.25% or LIBOR plus 3.25%. The term loan bears interest at a rate of either prime plus 2.75% or LIBOR plus 3.75%. For the nine months ended March 31, 2005, borrowings under the credit facility had a weighted average interest rate of 6.6%. Interest incurred on borrowings is payable monthly in arrears.

On March 28, 2005, the Company amended certain provisions of its credit facility, dated August 25, 2003, that included elimination of mandatory reductions to the revolving credit facility, a 75 basis point reduction in the variable interest rate for the Company’s revolving credit line and the term loan, and a 25 basis point reduction in commitment fees at the Company’s current borrowing level.

On August 25, 2003, the Company issued $160.0 million of senior subordinated notes (the “Senior Subordinated Notes”) at 11.75% at a discount of $0.94 million with a maturity date of September 1, 2010. Interest payments are to be made semi-annually in cash in arrears on March 1 and September 1 of each year beginning on March 1, 2004. On December 16, 2004, the Company completed an exchange offer in which it exchanged new notes that were registered under the Securities Act of 1933 for the Senior Subordinated Notes. In accordance with the registration rights agreement associated with these notes, the Company incurred special interest on the Senior Subordinated Notes in the amount of $470,000 in connection with the exchange offer. On August 25, 2003, the Company also entered into its existing credit facility agreement comprised of a $175.0 million term loan that

Monitronics International, Inc.

Notes to Financial Statements (continued)

(Unaudited)

matures in fiscal year 2010 and a $145.0 million revolving credit facility that matures in fiscal year 2009. Payments under the term loan are payable in quarterly installments from December 31, 2003 through June 30, 2009. The quarterly payment is calculated based upon the amount of the original facility multiplied by 0.25% for the quarters ended December 31, 2003 through September 30, 2006, 1.25% for the quarters ended December 31, 2006 through September 30, 2007 and 3.00% for the quarters ended December 31, 2007 through June 30, 2009 with the remaining balance due at maturity. Proceeds from the issuance of the Senior Subordinated Notes and borrowings under the credit facility were used primarily to repay the Company’s prior credit facility and its $12 million senior subordinated notes payable, to repurchase $20.5 million principal amount of its subordinated notes at a repurchase price of approximately $23.2 million and to pay debt issuance costs. As a result of the above transactions, the Company incurred a loss on redemption of its debt of $2.9 million and expensed $5.9 million of its previously capitalized deferred financing costs. These amounts are included in the caption “Other Expense” on the statement of operations. The terms of the then remaining $20.5 million principal amount of the subordinated notes were amended, and the maturity date was extended to March 1, 2010. Interest on the subordinated notes originally accrued at 13.5% per annum with interest payable semi-annually at a rate of 12% per annum with the remaining 1.5% interest per annum added to the outstanding principal amount of the subordinated notes. The 1.5% interest rate increased to 2.5% per annum on December 15, 2003 when the subordinated notes were not repurchased by that date, and the increased rate was applied retroactively to August 25, 2003.

The credit facility and subordinated notes have certain financial tests which must be met on a quarterly basis, including maximum total senior debt and total debt to quarterly annualized net operating income, minimum interest coverage ratio, minimum fixed charge coverage ratio and an annual capital expenditure limit. Indebtedness under the credit facility is secured by all of the assets of the Company. As of March 31, 2005, the Company was in compliance with all required financial tests.

On August 18, 2003, the Company entered into an agreement with the Hull Family Limited Partnership (the “Partnership”) and Mr. James R. Hull, the Company’s president and chief executive officer, as amended on September 23, 2004, that allowed for the put of $500,000 in value of Class A common stock to the Company in each fiscal year beginning in fiscal 2005 and ending June 30, 2009. On November 22, 2004, the first of five option exercises was completed when the Partnership sold the Company $500,000 worth of Class A common stock. The fair value of the remaining investor put option was $0.3 million at March 31, 2005. See Note 3 (Related Party Transactions) to these financial statements.

Scheduled maturities (as defined) of long-term debt at March 31, 2005, utilizing the required payment schedule of the Senior Subordinated Notes, subordinated notes, credit facility and the fair value of the put option are as follows for fiscal years below (in thousands):

2005	438
2006	1,830
2007	7,080
2008	18,017
2009	74,755
Thereafter	305,452

$407,572

3. Related Party Transactions

Concurrent with the Senior Subordinated Notes offering, the Company entered into an agreement with James R. Hull, the Company’s president and chief executive officer, pursuant to which the Company paid Mr. Hull a $2 million transaction fee in cash at the closing of the refinancing on August 25, 2003. This fee was capitalized as deferred financing costs. On November 7, 2003, the Hull Family Limited Partnership (the “Partnership”) exercised its right to require the Company to purchase 400,000 shares of Class A common stock at a purchase price of $1 million in cash. Based on the fair value of the Company’s stock, no expense was recorded related to the repurchase of the Partnership’s shares. The agreement also gives the Partnership and Mr. Hull a written investor put option to sell up to a combined total of $500,000 in value of its Class A common stock to the Company in each of the subsequent five fiscal years at purchase prices per share that are based on a multiple of the Company’s consolidated

Monitronics International, Inc.

Notes to Financial Statements (continued)

(Unaudited)

cash flow. Based on the fair value of the Company’s stock at the time of the agreement, the Company recorded no liability in connection with this agreement. The written investor put option was amended on September 23, 2004, resulting in the Company recording a liability and related sales, general and administrative (“SG&A”) expense of $0.5 million based on the fair value of the written put option at September 30, 2004. On November 22, 2004, the first of five option exercises was completed when the Partnership sold the Company 57,549 shares of Class A common stock for $500,000. As of March 31, 2005, the outstanding liability for the put option was $0.3 million. The Company will prospectively adjust its liability and related SG&A expense as the fair value of the put option changes.

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

4. Stock Warrants, Restricted Stock and Stock Options

During the nine months ended March 31, 2005, the Company repurchased 180 unvested restricted shares. On November 24, 2004, the Company granted 161,640 stock options to employees, of which 87,128 vested on the date of grant, 68,512 will vest ratably over four years from the date of grant, and 6,000 will vest ratably over three years from the date of grant. On March 28, 2005, the Company adopted the 2005 Stock Option Plan (the “Plan”) and reserved 1,350,000 shares of Class A common stock for issuance under the Plan. On March 30, 2005, the Company granted 564,663 stock options to employees and officers, of which 231,358 vested on the date of grant, 281,171 will vest ratably over four years from the date of grant, and 52,134 will vest ratably over two years from the date of grant.

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

Monitronics International, Inc.

Notes to Financial Statements (continued)

(Unaudited)

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a leading national provider of security alarm monitoring services. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements, and the related notes to those financial statements, included in Part I - Item 1 of this Quarterly Report on Form 10-Q.

Forward-Looking Statements

Certain statements contained or incorporated by reference in this Quarterly Report on Form 10-Q including, without limitation, statements containing the words “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “plan,” “foresee,” “believe” or “continue” or the negatives of these terms or variations of them or similar terminology, are forward-looking statements within the meaning of the federal securities laws. Such forward-looking statements involve known and unknown risks, uncertainties and other matters which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors, risks and uncertainties that could cause actual outcomes and results to be materially different from those projected include, among others, the following:

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

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. They can be affected by inaccurate assumptions we might make or by known or unknown risks, uncertainties and assumptions. Reference is hereby made to the disclosures contained under the heading “Risk Factors” in “Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 17, 2004. In light of these risks, uncertainties and assumptions, the forward-looking statements may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. When you consider these forward-looking statements, you should keep in mind these risk factors and other cautionary statements.

Our forward-looking statements speak only as of the date made. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless the securities laws require us to do so.

Overview

Nearly all of our revenues are derived from monthly recurring revenues under security alarm monitoring contracts purchased from independent dealers in our exclusive nationwide network. Our alarm monitoring contracts generally have a non-cancelable initial term of three years, generally allow for periodic price increases and provide for automatic renewals during which the subscriber may cancel the contract upon 30 days’ proper written notice. Revenues are recognized as the related monitoring services are provided. Other revenues are derived primarily from the provision of third-party contract monitoring services and from field technical repair services.

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

Attrition

We purchase subscriber contracts from our exclusive network of independent dealers. These contracts with our subscribers are typically three-year non-cancelable contracts with automatic renewal provisions during which the subscriber may cancel the contract upon 30 days’ proper written notice. A portion of our subscriber base can be expected to cancel its service every year. Subscribers may choose not to renew or terminate their contract for a variety of reasons, including relocation, cost, switching to our competitors’ service and service issues. A majority of canceled accounts result from subscriber relocation or the inability to contact the subscriber.

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

The table below presents subscriber data for the twelve months ended March 31, 2005 and 2004:

	Twelve Months Ended March 31,
	2005	2004
Beginning balance of accounts	425,291	372,715
Accounts purchased	83,911	100,425
Accounts canceled (1)	(58,150)	(45,535)
Accounts guaranteed to be refunded from holdback	(1,924)	(2,314)
Ending balance of accounts	449,128	425,291
Attrition rate	13.3%	11.4%

(1)	Net of canceled accounts that are contractually guaranteed by the dealer and new owner takeovers.

Our trailing twelve-month attrition rose to 13.3% for the period ended March 31, 2005 from 11.4% for the period ended March 31, 2004. This increase primarily reflects a slight change in policy we adopted in June 2004 to permit subscribers in their annual renewal period to cancel with proper 30-days written notice. This change resulted in the cancellation of a small number of accounts ahead of schedule. This change in policy was made as a result of our comparing the small amount of revenue lost to the level of customer dissatisfaction created when a one-year renewal is enforced and deciding that customer satisfaction is the much greater influence on the level of our future business. The primary three-year term of the contract remains non-cancelable.

We also analyze our attrition by classifying our accounts into annual pools based on the year of purchase. We then track the number of accounts that cancel as a percentage of the initial number of accounts purchased for each pool for each year subsequent to its purchase. Based on the average cancellation rate across our pools, we achieve nearly 0% attrition in the first year net of canceled accounts that are contractually guaranteed by the dealers. In the next three years, the number of subscribers that cancel as a percentage of the initial number of subscribers in that pool gradually increases and historically has peaked between the third and fourth years. The peak between the third and fourth years is primarily a result of the buildup of subscribers that moved or no longer had need for the service prior to the third year but did not cancel their service until the end of their three-year contract. After the fourth year, the number of subscribers that cancel as a percentage of the initial number of subscribers in that pool declines. As a result, we believe our attrition rate decreases as the age of our accounts increase. Our pool analysis also indicates that, on average, over 30% of each pool remains by the end of the tenth year.

Results of Operations

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Revenues. Total revenues increased $3.6 million, or 10%, to $41.5 million in the three months ended March 31, 2005 from $37.9 million in the three months ended March 31, 2004. This increase was primarily attributable to an increase in the number of subscriber accounts to 449,128 as of March 31, 2005 from 425,291 as of March 31, 2004 and a small net increase in average revenue per customer.

Cost of services. Cost of services was $4.7 million for the three months ended March 31, 2005 which was an increase of $0.4 million from $4.3 million for the three months ended March 31, 2004. As a percentage of revenues, cost of services was 11% for both the three months ended March 31, 2005 and the three months ended March 31, 2004.

Sales, general and administrative (“SG&A”). SG&A was $8.0 million for the three months ended March 31, 2005 which was an increase of $1.7 million from $6.3 million for the three months ended March 31, 2004. As a percentage of revenues, SG&A was 19% for the three months ended March 31, 2005 and 17% for the three months ended March 31, 2004. The increase in SG&A as a percentage of revenues was principally due to increased professional fees primarily related to ongoing legal matters, increased rent expense resulting from our additional office lease agreement dated May 3, 2004, and the immediate recognition of expense related to vacated leased office space.

Amortization. Amortization of intangibles increased $2.3 million, or 13%, to $19.9 million in the three months ended March 31, 2005 from $17.6 million in the three months ended March 31, 2004. The increase was attributable to growth in our purchased subscriber accounts through our authorized dealer program.

Interest expense. Interest expense increased $1.2 million, or 14%, to $10.2 million in the three months ended March 31, 2005 from $9.0 million in the three months ended March 31, 2004. The increase resulted from higher borrowing under our revolving line of credit throughout the quarter incurred to fund our purchase of subscriber accounts and increases in variable interest rates. Our average interest rate increased to 10.2% in the three months ended March 31, 2005 from 9.5% in the three months ended March 31, 2004 as a result of higher average interest rates on our credit facility. As we continue to acquire subscriber accounts with proceeds from our revolving line of credit, our average interest rate will decline based on current interest rates under that line of credit.

Net income (loss). Net income decreased $1.4 million to a loss of $1.3 million in the three months ended March 31, 2005 compared to net income of $0.1 million in the three months ended March 31, 2004 primarily due to lower operating income and higher interest expense.

Nine Months Ended March 31, 2005 Compared to Nine Months Ended March 31, 2004

Revenues. Total revenues increased $12.2 million, or 11%, to $123.4 million in the nine months ended March 31, 2005 from $111.2 million in the nine months ended March 31, 2004. This increase was primarily attributable to an increase in the number of subscriber accounts to 449,128 as of March 31, 2005 from 425,291 as of March 31, 2004 and a small net increase in average revenue per customer.

Cost of services. Cost of services was $14.2 million for the nine months ended March 31, 2005 which was an increase of $2.0 million from $12.2 million in the nine months ended March 31, 2004. As a percentage of revenues, cost of services was 11% for both the nine months ended March 31, 2005 and the nine months ended March 31, 2004.

Sales, general and administrative. SG&A was $23.0 million for the nine months ended March 31, 2005 which was an increase of $3.8 million from $19.2 million for the nine months ended March 31, 2004. As a percentage of revenues, SG&A was 19% for the nine months ended March 31, 2005 and 17% for the nine months ended March 31, 2004. During the nine months ended March 31, 2005, $0.5 million of expenses was recorded to reflect the fair value of the Hull Family Limited Partnership’s written investor put option described in Note 3 (Related Party Transactions) to the financial statements included in Part I - Item 1 of this Form 10-Q. Other increases in SG&A during the nine months ended March 31, 2005 were principally due to increased professional fees primarily related to ongoing legal matters, increased rent expense resulting from our additional office lease agreement dated May 3, 2004, and the immediate recognition of expense related to vacating other leased office space.

Amortization. Amortization of intangibles increased $7.0 million, or 14%, to $58.2 million in the nine months ended March 31, 2005 from $51.2 million in the nine months ended March 31, 2004. The increase was attributable to growth in our purchased subscriber accounts through our authorized dealer program.

Interest expense. Interest expense increased $4.8 million, or 19%, to $30.4 million in the nine months ended March 31, 2005 from $25.6 million in the nine months ended March 31, 2004. The increase resulted from higher overall average interest rates resulting from the issuance of $160.0 million of our 11.75% senior subordinated notes on August 25, 2003, the restructuring of our credit facility on August 25, 2003, and an increase in variable interest rates during the nine months ended March 31, 2005. Our average interest rate increased to 10.1% in the nine months ended March 31, 2005 from 9.2% in the nine months ended March 31, 2004. Interest expense also increased as a result of the increase in our average long-term debt outstanding throughout the nine months incurred to fund our purchase of subscriber accounts. As we continue to acquire subscriber accounts with proceeds from our revolving line of credit, our average overall interest rate is expected to decline based on current interest rates under our line of credit.

Loss on debt refinancing. For the nine months ended March 31, 2004, we incurred a loss on debt refinancing of $8.8 million related to our refinancing completed August 25, 2003. This loss included a $5.9 million write-off of deferred financing costs related to our prior credit facility and $2.9 million of prepayment penalties associated with the retirement of a portion of our 14.5% subordinated notes due March 1, 2010.

Net income (loss). Net loss decreased $2.1 million to a loss of $2.7 million in the nine months ended March 31, 2005 from a loss of $4.8 million in the nine months ended March 31, 2004. The smaller loss was primarily due to last year’s results which included $8.8 million in expenses incurred in connection with our August 2003 refinancing. In connection with our refinancing, we wrote off $5.9 million of deferred financing costs and incurred prepayment penalties of $2.9 million (see “Loss on debt refinancing” above).

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

As of March 31, 2005 and June 30, 2004, we had working capital deficits of $1.6 million and $7.5 million, respectively. The $5.9 million improvement in our working capital was primarily due to a $4.0 million reduction in interest payable and a $2.9 million decrease in purchase holdback. Interest payable decreased to $3.2 million as of March 31, 2005 compared to $7.2 million as of June 30, 2004. The decrease in interest payable was primarily due to the semi-annual payment, on March 1, 2005, of accrued interest related to the issuance of $160 million of senior subordinated notes on August 25, 2003. Purchase holdbacks decreased to $7.5 million as of March 31, 2005 from $10.4 million as of June 30, 2004 primarily due to lower volume in our accounts purchased and some return of holdback ahead of schedule.

Net cash provided by operating activities for the nine months ended March 31, 2005 was $55.4 million, as compared to $58.4 million for the nine months ended March 31, 2004. The decrease in cash provided by operating activities for the nine months ended March 31, 2005 was primarily due to changes in the timing of interest payments resulting from the issuance of our $160 million of senior subordinated notes on August 25, 2003.

Net cash used in investing activities for the nine months ended March 31, 2005 was $73.4 million, compared to $82.9 million for the nine months ended March 31, 2004 primarily because of purchasing fewer accounts during the period. For the nine months ended March 31, 2005, capital expenditures were $3.0 million versus $1.0 million for the nine months ended March 31, 2004. Capital expenditures were primarily for our central monitoring station equipment, telephone systems, computer systems and leasehold improvements for our offices. Capital expenditures are expected to vary based on the growth of our subscriber account base and improvements to our technology, operating and financial systems. Purchases of subscriber accounts consist of all direct external payments associated with the purchase of subscriber accounts. The portion of the purchase holdback paid to dealers at the end of the guarantee period is included in this amount when paid.

Our net cash provided by financing activities for the nine months ended March 31, 2005 was $17.5 million, as compared to $25.6 million for the nine months ended March 31, 2004.

As of March 31, 2005, we had $226.1 million outstanding under our credit facility, bearing interest at a weighted average rate for the nine months ended March 31, 2005 of approximately 6.6% per annum, and we had approximately $91.3 million in borrowing availability under our revolving credit line, of which $28.5 million was immediately available as calculated under the covenants in our credit facility. In addition, we had $181.2 million in principal amount outstanding of senior subordinated and subordinated notes as of March 31, 2005.

On March 28, 2005, we amended certain provisions of our credit facility dated August 25, 2003 that included elimination of mandatory reductions to the revolving credit facility, a 75 basis point reduction in the variable interest rate for our revolving credit line and term loan, and a 25 basis point reduction in commitment fees at our current borrowing level.

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

We further preserve our borrowing capacity by following a cash management practice of maintaining as low as possible ongoing cash balance. However, our ability to meet our debt service and other obligations depends on our future performance, which in turn is subject to general economic conditions and other factors, certain of which are beyond our control. If we are unable to generate sufficient cash flow from operations or otherwise to comply with the terms of the indenture governing the senior subordinated notes or our other debt instruments, we may be required to refinance all or a portion of our existing debt or obtain additional financing. Further, the agreements or indentures governing our new credit facility, our senior subordinated notes and subordinated notes contain financial tests relating to capital expenditure limits, maximum total debt to annualized quarterly EBITDA, maximum total senior debt to annualized quarterly EBITDA, interest coverage and fixed charge coverage that may impact our ability to refinance all or a portion of our existing debt or obtain additional financing. As of March 31, 2005, we were in compliance with all required financial tests.

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

Income Taxes and Deferred Tax Assets. As part of preparing our financial statements, significant management judgment is required in determining our provision for income taxes and our deferred tax assets and liabilities. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, especially the amortization of subscriber accounts, which are amortized using a 10-year 135% declining balance method for financial reporting purposes and are amortized using a 10-year straight-line method for tax purposes. These differences have resulted in deferred tax assets totaling $15.0 million at March 31, 2005.

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

Goodwill. As of March 31, 2005 we had goodwill of $14.8 million, which represents 2.9% of our total assets. We test goodwill annually for impairment and record an impairment charge if the carrying amount exceeds the fair value. We use a discounted cash flow approach as well as other methods to determine the fair value used in our test for impairment of goodwill. The results of this methodology depend upon a number of estimates and assumptions relating to cash flows, discount rates and other matters. Accordingly, such testing is subject to certain uncertainties, which could cause the fair value of goodwill to fluctuate from period to period.

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which is a revision of SFAS 123. SFAS 123(R) supercedes APB 25, and amends FASB Statement No. 95, “Statement of Cash flows.” Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure will no longer be an alternative. SFAS 123(R) is effective no later than the beginning of the first fiscal year beginning after December 15, 2005. We expect to adopt SFAS 123(R) on July 1, 2006. The adoption of SFAS 123(R)’s fair value method may have a significant impact on our result of operations, although it will have no impact on our overall financial position. We are currently assessing implementation of the “modified prospective” method as defined by SFAS 123(R).

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 established standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first fiscal period beginning after December 15, 2003 and must be applied prospectively by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS 150 and still existing at the beginning of the interim period of adoption which was July 1, 2004. The initial adoption of SFAS 150 had no material impact on the financial statements. However, a subsequent amendment related to an investor put option resulted in us recording a $0.5 million liability and related expense to adjust the put option to fair value as described in Note 3 (Related Party Transactions) to the financial statements included in Part I – Item 1 of this Form 10-Q.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have interest rate risk, in that borrowings under our credit facility are based on variable market interest rates. As of March 31, 2005, we had $226.1 million of variable rate debt outstanding under our credit facility.

Presently, the revolving credit line bears interest at a rate of prime plus 2.25% or LIBOR plus 3.25%, with the term loan at a rate of prime plus 2.75% or LIBOR plus 3.75%. To control our exposure to interest rates under our facility, we utilize interest rate caps as required by our credit facility. As of March 31, 2005, these interest rate caps provided that the interest rate on approximately $70 million of borrowings under our credit facility cannot exceed an interest rate of 10%. A hypothetical 10% increase in our credit facility’s weighted average interest rate of 6.6% per annum for the nine months ended March 31, 2005 would correspondingly decrease our earnings and operating cash flows by approximately $1.1 million.

Our privately issued $21.2 million subordinated notes due March 1, 2010 have a fixed interest rate of 14.5%, but have exposure to changes in the debt’s fair value. In connection with our August 2003 refinancing, we amended the terms of these subordinated notes to extend the maturity date from January 18, 2009 to March 1, 2010 and to increase the interest rate from 13.5% per annum to 14.5% per annum. In addition, we issued $160.0 million aggregate principal amount of our senior subordinated notes due September 1, 2010 with a fixed interest rate of 11.75%, which has exposure to changes in the debt’s fair value.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

2.1	Recapitalization Agreement, dated July 14, 2004, among Monitronics International, Inc., Austin Ventures III-A, L.P., Austin Ventures III-B, L.P., Austin Ventures V, L.P., Austin Ventures V Affiliates Fund, Capital Resource Lenders II, L.P., ABRY Partners IV, L.P., ABRY Investment Partnership, L.P., Windward Capital Partners II, L.P., Windward Capital LP II, LLC, New York Life Capital Partners II, L.P., PPM America Private Equity Fund LP and The Northwestern Mutual Life Insurance Company. (previously filed as Exhibit 2.1 to Amendment No. 3 to the registrant’s Registration Statement on Form S-4 (File No. 333-110025) and incorporated herein by reference)

3.1	Restated Articles of Incorporation of Monitronics International, Inc. (previously filed as Exhibit 3.1 to Amendment No. 3 to the registrant’s Registration Statement on Form S-4 (File No. 333-110025) and incorporated herein by reference)

3.2	Bylaws of Monitronics International, Inc. (previously filed as Exhibit 3.2 to the registrant’s Registration Statement on Form S-4 (File No. 333-110025) and incorporated herein by reference)

4.1	Form of Global Note for the 11 3/4% Senior Subordinated Notes due 2010 of Monitronics International, Inc. (contained as an exhibit to Exhibit 4.2 hereto)

4.2	Indenture, dated as of August 25, 2003, by and between Monitronics International, Inc. and The Bank of New York Trust Company of Florida, N.A. with respect to the 11 3/4% Senior Subordinated Notes due 2010 (previously filed as Exhibit 4.2 to the registrant’s Registration Statement on Form S-4 (File No. 333-110025) and incorporated herein by reference)

10.1	Second Amendment to Agreement, dated September 23, 2004, by and between James R. Hull and Monitronics International, Inc. (previously filed as Exhibit 10.1 to the registrant’s Form 10-Q dated February 8, 2005 (File No. 333-110025) and incorporated herein by reference)

10.2	First Amendment of Lease, dated January 14, 2005, by and between Monitronics International, Inc. and AGF Valley View II, Ltd. (previously filed as Exhibit 10.2 to the registrant’s Form 10-Q dated February 8, 2005 (File No. 333-110025) and incorporated herein by reference)

10.3	2005 Stock Option Plan of Monitronics International, Inc. (previously filed as Exhibit 10.1 to the registrant’s Form 8-K dated April 1, 2005 (File No. 333-110025) and incorporated herein by reference)

10.4	Form of Officer and Employee Award with Change of Control Provision (previously filed as Exhibit 10.2 to the registrant’s Form 8-K dated April 1, 2005 (File No. 333-110025) and incorporated herein by reference)

10.5	Form of Officer and Employee Award with No Change of Control Provision (previously filed as Exhibit 10.3 to the registrant’s Form 8-K dated April 1, 2005 (File No. 333-110025) and incorporated herein by reference)

10.6	Second Amendment to Credit Agreement, dated as of March 28, 2005, by and among Monitronics International, Inc., the lenders (named therein), Fleet National Bank, as administrative agent for each of the other credit parties thereto, and Bank of America, N.A., as syndication agent for each of the other credit parties thereto (previously filed as Exhibit 10.4 to the registrants Form 8-K dated April 1, 2005 (File No. 333-110025) and incorporated herein by reference)

31.1*	Certification of the Chief Executive Officer of Monitronics International, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of Monitronics International, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer of Monitronics International, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer of Monitronics International, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONITRONICS INTERNATIONAL, INC.

By:	/s/ James R. Hull
James R. Hull
Chief Executive Officer and President

By:	/s/ Michael R. Meyers
Michael R. Meyers
Chief Financial Officer and Vice President

Date: May 12, 2005