Form 10-K
period 2005-06-30
MONITRONICS INTERNATIONAL INC
filed 2005-09-23
CIK 1265107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 333-110025

Monitronics International, Inc.

(Exact name of registrant as specified in its charter)

Texas	74-2719343
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2350 Valley View Lane, Suite 100

Dallas, Texas 75234

(Address of principal executive offices)

(Zip Code)

(972) 243-7443

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

(Title of class)

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III or this Form 10-K or any amendment to this Form 10-K  ☒.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at August 31, 2005
Class A Common Stock, par value $.01 per share	30,247,123
Class B Common Stock, par value $.01 per share	None

There is no market for the Registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

Item 1.	Business

Overview

We are a leading national provider of security alarm monitoring services based on gross revenue, with the ability to monitor signals from nearly all types of security systems. We monitor signals arising from burglaries, fires and other events for over 472,000 subscribers under contracts that are typically three years in duration and have automatic renewal provisions during which the subscriber may cancel the contract upon 30 days’ proper written notice. Through these contracts, our high quality subscriber base provides us with high margin, monthly recurring revenues that result in predictable and stable cash flow. Our business model differentiates us from other security alarm companies. We utilize our exclusive nationwide dealer network to sell and install the security systems we monitor. We purchase monitoring contracts from these dealers and provide our subscribers with a full spectrum of security alarm services including monitoring services, customer service and technical support. We resolve 88% of our subscribers’ technical inquiries over the telephone and dispatch our dealers to provide on-site technical service to subscribers only once every seven years. For the fiscal year ended June 30, 2005, we generated revenues of $165.5 million, operating income of $35.0 million, earnings before interest, taxes, depreciation and amortization (EBITDA) of $115.6 million and experienced a net loss of $19.2 million. At June 30, 2005, we also had an accumulated deficit of $93.3 million. Our alarm monitoring service is our sole reportable segment, as defined by generally accepted accounting principles, and we provide this service through our central monitoring station in Dallas, Texas. Please see Item 6 – Part II (Selected Historical Financial Data) of this Annual Report on Form 10-K for data pertaining to revenues, net income (loss) and total assets for the fiscal years ended June 30, 2005, 2004 and 2003. Although EBITDA is not a defined financial measure in the context of generally accepted accounting principles in the United States, we believe it is a key performance measure used in the security alarm monitoring industry and is one of the financial measures, subject to adjustments, by which our covenants are calculated under the agreements governing our debt obligations. We have provided a reconciliation of EBITDA to net income in footnote 5 of “Selected Historical Financial Data” on page 14 of this Annual Report on Form 10-K. We were incorporated in Texas on August 31, 1994.

We purchase monitoring contracts from our dealer network only after a comprehensive examination of the dealers, the subscribers and the contracts. We conduct thorough due diligence on our dealers to ensure we are partnering with reliable dealers that can consistently provide us with high quality accounts. We perform extensive due diligence on our subscribers to maintain our high quality subscriber base. Our subscribers are geographically diversified in 46 states and are primarily homeowners, whom we believe are more likely than renters to maintain long-term accounts with us. We believe our rigorous account acquisition due diligence process results in a subscriber base that is less likely to terminate monitoring contracts with us, thereby improving contract life and lowering attrition. We also believe that we maximize retention of our subscribers through our dedication to providing our high quality subscriber base with high quality customer service.

Our contracts with our dealers and subscribers result in a stable, recurring revenue base. We have exclusive agreements with approximately 400 dealers in more than 40 states. Through these agreements, we typically have rights of first refusal to purchase all monitoring contracts sold by the dealers for three years. Our subscriber contracts are typically three years in duration, have automatic renewal provisions during which the subscriber may cancel the contract upon 30 days’ proper written notice and allow for periodic rate increases. To protect us against the loss of the investment associated with acquiring subscriber accounts, we require our dealers to guarantee the accounts against cancellations, typically for a period of 12 months following the date of purchase. If an account is canceled during the guarantee period, the dealer must compensate us for the lost monthly recurring revenue and either replace the account or refund the purchase price associated with the account. To help ensure the dealers’ obligations under the guarantee, we typically withhold a portion of the purchase price of each contract we purchase.

According to Security Distribution & Marketing, or SDM, a leading industry publication based on circulation, the electronic security market, which consists of the sale, lease, installation, service and monitoring of security systems, generated total revenues of approximately $24.8 billion in 2004. Total industry revenues have increased in each of the last 10 years and have grown at an annual rate of 7.6% in that period. Monitoring services accounted for approximately $4.7 billion, or 19.0%, of total industry revenue in 2004. We believe that a number of factors have contributed to this increase, including heightened concern about crime, discounts given by insurance companies to homeowners with security systems, the installation of security systems as part of new home construction, the aging of the population in general and an increase in the number of two-income families resulting in more children being left at home alone. In addition, we believe industry revenues will continue to grow in weak economic times because of the increased crime levels that are generally experienced in those periods and the minimal net cost of owning a security system after accounting for the lower premiums charged by insurance companies. Despite the steady growth of the security industry and increased demand for security services, the percentage of homes with dealer-installed security systems is expected to reach only 23.5% in 2005 according to the “Home Security Update—Security System Forecasts: 2005 and Beyond” by Parks Associates, an independent market research and consulting firm. Parks Associates estimates that the penetration rate of dealer-installed security systems will increase to approximately 36% by 2012. However, because of the growth in new homes built over that period, the number of homes without monitored security systems is projected to drop by only approximately 1% on a compounded annual basis. As a result, despite a substantial increase in the penetration rate, the size of our potential market will remain significant.

Our Strengths

We believe our focused business model differentiates us from other security alarm companies. We focus on providing monitoring services to our subscribers, which we believe is a higher margin business than selling and installing security alarm systems. Consequently, we are able to grow our subscriber base without employing a national sales and installation force. We also outsource on-site technical support to our dealer network, further reducing our cost structure and infrastructure requirements. Our differentiated business model results in recurring high margin revenue streams.

Recurring Revenue. For the twelve months ended June 30, 2005, approximately 96% of our revenues consisted of recurring monthly payments under security alarm monitoring contracts. Our contracts are typically three years in duration, have automatic renewal provisions during which the subscriber may cancel the contract upon 30 days’ proper written notice and allow for periodic rate increases. Our dealer contracts provide that if a subscriber cancels prior to the initial twelve-month period of the contract, the dealer must replace the lost monthly revenue attributable to the canceled contract and either replace the lost account or refund our purchase price for the account.

Cash Flow Generated By Subscribers. Once we acquire a subscriber contract, our recurring revenue streams generate strong cash flow as a result of our high margins and the minimal capital expenditures they require. We believe this strong cash flow is due to several factors:

•	Our operations are focused on providing high margin monitoring services to subscribers. We utilize our dealer network to sell and install security alarm systems, which we believe is a lower margin business. As a result, we do not employ a large national sales and installation force.

•	We have a proprietary centralized information system that has enabled us to satisfy 88% of our subscribers’ technical inquiries over the telephone. If a field service call is required, we outsource the service to a member of our national network of independent service dealers. Consequently, we avoid the costs associated with employing service technicians and maintaining the infrastructure required to provide these services ourselves.

•	We provide all services, including monitoring, 24-hour telephone support, data entry, remote services and billing, from a single location. We believe this centralized operation allows us to maximize our economies of scale.

Account Acquisition Program. Since inception, we have implemented a disciplined account acquisition program focused on balanced growth, profitability and return on investment. The core of our account acquisition process is an extensive examination of every subscriber prior to acquisition, including a credit score report, proof of first month’s payment and, in substantially all cases, a telephonic survey of the subscriber’s satisfaction with their security system. We also conduct diligence on our dealers through a comprehensive six-step process to qualify them for participation in our program, including legal and background checks, as well as references from industry participants. We believe that this approach reduces the likelihood that a subscriber will terminate its contract with us, thereby maximizing retention of our subscribers and our return on investment.

Customer Service. We believe we provide our subscriber base with high-quality service through our rapid response to alarm signals, fast handling of support calls and quick solutions to subscriber issues. We have developed a proprietary information system that quickly and accurately makes available to our operators a substantial amount of technical information regarding our subscribers and their security systems. This system enables us to resolve 88% of our subscribers’ technical requests over the telephone, resulting in quick customer service, fewer false alarms and higher subscriber satisfaction. To ensure we maintain our high level of customer service, our system tracks key factors that contribute to service quality such as response time and call duration. We also monitor the quality of our services with regular operator evaluations, customer satisfaction forms and follow-up quality assurance calls.

Management Team. Many of our executive officers have been with us since our inception in 1994 and have significant prior experience in related industries. Many of our executive officers possess technical backgrounds, which we believe contribute to the highly analytical approach we have developed for analyzing accounts and dealers. As a group, our executive officers have over 100 years of security alarm industry experience. Our executive officers also have an average of over 25 years of experience in management positions and an average tenure with us of over nine years.

Business Strategy

The key components of our operating strategy are listed below.

Maximize Subscriber Retention. We seek to maximize subscriber retention by continuing to acquire high quality accounts and to increase the average life of an account through the following initiatives:

•	Maintain the high quality of our subscriber base by continuing to implement our highly disciplined account acquisition program;

•	Continue to incentivize our dealers to sell us only high-quality accounts by requiring a twelve-month guarantee and purchase price holdback requirements;

•	Provide superior customer service on the telephone and in the field; and

•	Actively identify subscribers who are relocating, the number one reason for account cancellations, and target retention of such subscribers.

Maximize Economics of Business Model. As we continue to grow our subscriber base, we believe the attractiveness of our business model will increase. Due to the scalability of our operations and the fixed costs inherent in our cost structure, we believe our margins will increase as these costs are spread over larger recurring revenue streams. We believe our cash flows will also benefit from our continued efforts to increase subscriber retention rates and reduce response times, call duration and false alarms.

Expand Our Network of Dealers. To enter a new market or increase penetration in an existing market without incurring the costs of establishing a physical presence there, we plan to expand our dealer network by targeting dealers that can benefit from our dealer program services and who can generate high quality subscribers for us. We believe we are an attractive partner for dealers for the following reasons:

•	We provide our dealers with a full range of services designed to assist them in all aspects of their business, including sales leads, sales training, comprehensive on-line account access, detailed weekly account summaries, sales support materials and discounts on security system hardware purchased through our strategic alliances with security system manufacturers;

•	We allow individual dealers to retain local name recognition and responsibility for day-to-day sales and installation efforts, thereby supporting the entrepreneurial culture at the dealer level and allowing us to capitalize on the considerable local market knowledge, goodwill and name recognition of our dealers; and

•	Because we do not install or sell security systems, we do not compete against the dealers from whom we purchase contracts.

Operations

Dealer Program

Our authorized independent dealers are typically single-location businesses that sell and install alarm systems but do not provide monitoring services. There are in excess of 14,000 independent dealers located throughout the U.S. We target those dealers that serve local markets. These dealers focus on the sale and installation of security systems and generally do not monitor the systems due to the large capital expenditures required to build a monitoring station. These dealers typically outsource the monitoring function or sell the contracts to companies who have built monitoring stations. We have the ability to monitor signals from nearly all types of residential security systems. We generally enter into exclusive contracts with these dealers under which the dealers sell and install security systems and we have a right of first refusal to purchase the associated alarm monitoring contracts. We seek to attract dealers from throughout the U.S. rather than focusing on local or regional markets in order to maximize our revenues.

Our typical dealer contract is an exclusive contract with an initial term of three years and automatic successive one-year renewal periods. The purchase price that we pay for a subscriber account purchased from a dealer is primarily a function of the monthly recurring revenue generated by that account as well as several other factors, including:

•	our prior experience with accounts purchased from the dealer;

•	the number of accounts purchased; and

•	the type of security equipment used by the subscriber.

To protect us against the loss of acquired subscriber accounts, we typically require the dealer to provide guarantees against cancellations, both on an account and revenue basis, for a period following the acquisition. Presently, the guarantee period is typically one year from the date of purchase. In addition to requiring a guarantee period from a dealer, we usually withhold a designated percentage of the purchase price when we purchase subscriber accounts from a dealer. If a subscriber account is canceled or stops regular payments during the guarantee period, a replacement subscriber account must be delivered by the dealer or a portion of the holdback amount is retained by us to offset the lost monthly recurring revenue and our initial investment in the defaulted subscriber account. At the end of the guarantee period, the dealer is paid the balance of the holdback amount or is liable for any deficit.

As part of our strategy, the independent dealer is responsible for the sale and installation of the security system, and we provide all customer services, including monitoring and technical support. Because we do not compete with our dealers for system sales, installations and services, our dealers have the ability to maintain their identity in their respective markets and generate additional revenues from add-on sales and repair services. We believe that the ability of a dealer to capitalize on our name recognition and reputation positively impacts a dealer’s ability to obtain referrals for additional subscribers.

We provide a full range of services designed to support the success of our dealers. In addition to sales and business training, we provide dealers with sales leads, which increase the number of subscriber accounts they generate. Dealers have access to account information over the Internet, receive detailed electronic weekly reports summarizing account purchase activity, and receive accurate and timely information concerning their account replacement status and financial position. See “Management Information Systems.” We provide dealers with standardized sales and monitoring contracts, window decals, yard signs and other sales support materials. This provides us with an opportunity to increase our brand name awareness by pairing the Monitronics name and logo with the dealers’ names.

Due Diligence

In evaluating the quality of potential participants in our dealer program, we conduct an internal due diligence review and analysis of each dealer using information obtained from third party sources. This process includes:

•	lien searches and background checks on the dealer; and

•	a review of the dealer’s licensing status and creditworthiness.

We believe our profitability is largely dependent on the quality of the accounts we purchase. Once we approve a dealer for participation in our authorized dealer program, we conduct a review of the accounts to be purchased from the dealer. This process includes:

•	subscriber credit reviews;

•	telephone surveys to determine subscribers’ overall satisfaction with their security systems;

•	proof of first month’s payment and activation fee;

•	an individual review of each alarm monitoring contract if not using our standard contract; and

•	confirmation that the customer is a homeowner.

We also verify that each monitored system has been programmed to our central monitoring station prior to purchase.

Following our purchase of a subscriber account, the subscriber receives a letter from us explaining the sale and transition and providing brochures, service instructions, window decals and other materials with the Monitronics name. We believe that this activity reinforces and enhances subscriber identification with Monitronics as the service provider, increases Monitronics’ brand name recognition, helps to ensure timely payments to us during and immediately following the transition period and helps to maintain overall subscriber satisfaction.

Monitoring Services

Security systems include devices installed at subscribers’ premises that are designed to detect and react to various occurrences or conditions, such as an intrusion or the presence of fire or smoke. These devices are connected to an electronic control panel that communicates through telephone lines to our central monitoring station. In most security systems, control panels can identify the nature of the alarm and the areas within a home or building where the system was activated and can transmit this information to the central monitoring station. The basic security system sold and installed by our dealers varies, but may include protection of the front and back doors of a home, one or more accessible windows, one interior motion detection device, a control panel with the ability to communicate signals to our central monitoring station, a panic button, a siren, window decals and a yard sign. The subscriber may elect to purchase additional equipment from the dealer customized to the subscriber’s specific needs. Such equipment add-ons include additional perimeter and interior protection, fire protection devices (heat and smoke detectors), environmental protection devices (freeze sensors and water detectors), additional panic buttons, two-way voice monitoring and home automation devices (lighting or appliance controls).

Our subscriber contracts have initial terms that are generally three years, and provide for automatic renewals during which the subscriber may cancel the contract upon 30 days’ proper written notice.

We monitor all of our subscriber accounts at our central monitoring station in Dallas, Texas. The central monitoring station employs advanced telecommunications and computer systems that route incoming alarm signals and telephone calls to operators. Each operator is seated in front of a computer terminal that provides immediate information concerning the nature of the alarm signal, the subscriber whose alarm has been activated and the location of the alarm signal. After receiving an alarm signal, our operators follow standard procedures to notify the subscriber or take other appropriate action. If the situation requires, our operators contact local emergency service providers. We do not dispatch our own alarm response personnel to the subscriber’s premises.

Our central monitoring station can provide two-way voice monitoring in addition to standard alarm monitoring services. In the event of an alarm activation, two-way voice monitoring enables our operator to listen and speak to persons at the monitored premises from the service center through speakers and microphones located within the premises. This feature allows our personnel to verify if an emergency exists, to reassure the subscriber and, if needed, to expedite the response of local emergency service providers, even if the subscriber is unable to reach a telephone. Two-way voice monitoring capability also assists us in quickly determining if the alarm was activated inadvertently, thereby reducing the number of false dispatches and potential fees or penalties assessed by state and local jurisdictions against both the subscriber and us. We believe that we are one of the leading providers of two-way voice monitoring services in the country. At June 30, 2005, approximately 29% of our subscriber accounts used two-way voice monitoring services.

We also provide third-party contract monitoring services to independent dealers through our central monitoring station. These dealers retain ownership of the monitoring contracts but, because they do not have their own monitoring capability, they subcontract monitoring services to us. The dealers are responsible for every other aspect of the relationship with customers, including billing and field repair service. We provided third-party contract services for approximately 44,000 subscriber accounts as of June 30, 2005. For the twelve months ended June 30, 2005, revenues from third-party contract monitoring services totaled $2.3 million, representing approximately 1.4% of our revenues. Our third-party contract monitoring service provides us with an additional source of revenues and prospective acquisition targets. Independent dealers who subcontract monitoring services to us are familiar with the quality of our monitoring and related services, an important consideration for a prospective seller of subscriber accounts.

Our central monitoring station is UL listed as a protective signaling service station. A central monitoring station earns and maintains a UL listing through a series of ongoing inspections and operational tests. UL specifications for protective signaling service stations include building integrity, back-up computer and power systems, adequate staffing and standard operating procedures. In many jurisdictions, applicable law requires the security alarms for certain buildings to be monitored by a UL listed facility. In addition, such listing is required by certain commercial subscribers’ insurance companies as a condition to insurance coverage or by residential subscribers’ insurance companies as a requirement for insurance discounts. Our telephone systems utilize high capacity, high quality, digital circuits backed up by conventional telephone lines.

Our central monitoring station operates 24 hours per day, 365 days a year. Each operator completes 120 hours of formal classroom training provided by us at our headquarters. This training is designed to teach the operator the proper operating procedures to respond to alarms and to familiarize the operator with the software used to monitor security systems, types of signals received and types of security systems commonly installed in subscribers’ homes and businesses. Upon completion of classroom training, operators must pass an examination administered by us before beginning a 90-day supervised on-the-job training program. On March 28, 2005, it was announced that 100% of our central station operators had achieved proficiency and certification by passing either the Central Station Operator Course Level or the equivalent SCA/APCO course, and we thereby received the Central Station Alarm Association’s (CSSA) “Five Diamond Certification”.

Customer and Technical Service

We believe that we can increase customer satisfaction and retention by directly controlling customer and technical service. We maintain a national customer service center at our headquarters to handle all general inquiries from subscribers, including those related to subscriber information changes, basic alarm troubleshooting, alarm verification, technical service requests and requests to enhance existing services. Customer service representatives also respond to dealer inquiries relating to subscriber accounts previously purchased or being contractually monitored by us.

To ensure that technical service requests are handled promptly and professionally, all requests for service are routed through the customer service center. Customer service representatives who are trained in the operation of installed security systems listen to the customer and determine the proper action to be taken. If the problem cannot be resolved by the customer service representative, the call is directed to a technical support representative with extensive technical training who will dial into the alarm panel through the telephone line and attempt to resolve the issue. We have a proprietary centralized information system that enables us to satisfy 88% of our customer technical inquiries over the telephone. If a field service call is required, we dispatch a member of our national network of independent service dealers. When we select service technicians, we first consider dealers within our authorized dealer program in order to provide them with an additional source of revenues, but if an authorized dealer fails to meet our repair standards, an independent service technician is dispatched. We monitor repair services with customer satisfaction forms and follow-up quality assurance calls.

Management Information Systems

We utilize software that fully integrates the central monitoring station, billing and collections, customer service and accounting functions. We use a number of customized management information systems to accumulate statistical data regarding dealers and subscribers and to support our monitoring, customer and technical services. We have developed a comprehensive portfolio management system and procedures that we use to:

•	perform due diligence on new dealers and subscribers;

•	assimilate new subscribers; and

•	monitor the performance of each dealer and subscriber account.

This system and the procedures provide for an extensive due diligence review process that ensures the thoroughness and consistency of the review. The system also aids in the assimilation of new subscribers by providing a means to confirm that the new subscriber has been introduced to us, is provided with materials about us and receives follow-up customer satisfaction calls. The system also helps monitor dealer and subscriber account performance by providing management with timely information regarding potential problems.

We have developed a software program that allows a dealer to access our central monitoring station activity reports on a daily basis. Through another software program, we are able to verify system installation and connection to the central monitoring station prior to the purchase of a subscriber’s account.

Internet Websites

We operate two web sites. Monitronics.net serves both prospective and existing authorized dealers. Monitronics.com serves prospective and existing monitored customers.

Monitronics.net is a promotional tool that provides prospective dealers background on us as well as information on the benefits of our dealer program. As an information hub, monitronics.net provides tools to help current dealers manage their business and improve their productivity. Authorized dealers are able to review up-to-date subscriber account information, download forms, order marketing materials and stay current on the latest news and events regarding Monitronics.

Monitronics.com is our consumer web site that has informational as well as promotional features. For potential subscribers, the web site provides important things to consider when looking to purchase a monitored alarm system. The site positions Monitronics as the clear choice for fast response, accuracy, reliability and service. The site generates leads which we provide to our dealers to help them generate additional subscriber accounts. For existing subscribers, the web site provides helpful information regarding our billing services, technical support, monitoring call center and response procedures. For both audiences, the site provides background about us as well as information on false alarm prevention.

Sales and Marketing

General

We believe that demand for security alarm systems is driven by a customer’s peace of mind regarding the safety of themselves, their family and their property. This demand is typically event driven, where some occurrence stimulates the customer’s concern and causes them to want to purchase an alarm system. Other factors, such as insurance discounts or requirements, may also add to the demand for a system. The purchase of an alarm system has the potential to satisfy the customer’s need for peace of mind for many years, and is a very infrequent purchase that may occur only a few times during a person’s life.

With the growing concern for safety, the U.S. market for alarm systems is increasing at an estimated rate of 8.2% per year, according to SDM’s 2004 Forecast Study. The percentage of homes with dealer installed security systems is expected to reach only 23.5% in 2005 according to the “Home Security Update—Security System Forecasts: 2005 and Beyond” by Parks Associates, an independent market research and consulting firm. Because of minimal purchasing experience, consumers rely heavily on referrals from friends, family, neighbors and associates when selecting their alarm system.

We believe our nationwide network of authorized dealers is the most effective way for us to market alarm systems, due to the nature of the demand and the market characteristics described above. Our dealers are an integral part of the communities they serve, and they understand the desires of their market and how to best satisfy local needs. By combining the dealer’s local presence and reputation with our high quality service and support, we believe that these dealers will have success in growing their businesses and the number of our monitoring customers.

Agreements with dealers provide for our purchase of the dealer’s subscriber accounts on an ongoing basis. The dealers install Monitronics-approved alarm systems and arrange for subscribers to enter into a multi-year alarm monitoring agreement in a form acceptable to us. The dealer then submits this monitoring agreement to us for our due diligence review and purchase.

Dealer Network Development

Since our inception, we have focused on expanding our network of dealers in the U.S. To do so, we have established a dealer program that provides participating dealers with a variety of support services to assist them as they grow their businesses. Dealers can use the Monitronics brand name in their sales and marketing activities and on the products they sell and install. Our dealers benefit from their affiliation with us and our national reputation for high customer satisfaction, as well as the support they receive from us as authorized dealers. We also provide central station monitoring services on a subcontract basis for other independent alarm companies that do not have the capability to monitor systems for their customers. Authorized dealers benefit by generating operating capital and profits from the sale of their accounts to us. We also provide our dealers with sales and business training, sales literature, co-branded marketing materials, sales leads, private labeled security equipment, equipment purchase discounts, and management support. We believe that these services and cost savings would not be available to security alarm dealers on an individual basis.

Currently, we employ 20 sales representatives to promote the authorized dealer program, find account acquisition opportunities and sell our monitoring services. We target independent alarm dealers across the U.S. that can benefit from our dealer program services and can generate high quality monitoring customers for us. We use a variety of marketing techniques to promote our dealer program and our related services. These activities include direct mail, trade magazine advertising, trade shows, internet web site marketing, publicity and telemarketing.

In addition to the development of our dealer network, we occasionally acquire alarm monitoring accounts from other alarm companies on a one-time basis. Our management’s extensive experience in identifying potential opportunities and in negotiating previous account acquisitions helps facilitate the negotiation and execution of new acquisitions in a timely manner.

Dealer Marketing Support

We provide our authorized dealers with an extensive marketing support program. We focus on developing professionally designed sales and marketing materials that will help dealers market alarm systems and monitoring services with maximum effectiveness. Materials offered to authorized dealers include:

•	sales brochures and flyers;

•	yard signs;

•	window decals;

•	customer forms and agreements;

•	sales presentation binders;

•	door hangers;

•	lead boxes;

•	vehicle graphics;

•	lobby signage;

•	trade show booths; and

•	clothing bearing the Monitronics brand name.

Our fulfillment center processes these materials, which are made available to our dealers at prices that our management believes would not be available to dealers on an individual basis.

Our sales materials promote both the Monitronics brand and the dealer’s status as a Monitronics authorized dealer. Dealers typically sell and install alarm systems which display the Monitronics logo and telephone number, which further strengthens consumer recognition of their status as Monitronics authorized dealers. Our management believes that the dealers’ use of the Monitronics brand to promote their affiliation with one of the nation’s largest alarm monitoring companies boosts the dealers’ credibility and reputation in their local markets and also assists in supporting their sales success.

Customer Integration and Marketing

The customer’s awareness and identification of the Monitronics brand as the monitoring service provider is further supported by the distribution of Monitronics-branded materials by the dealer to the customer at the point of sale. Such materials may include Monitronics yard signs, brochures, instruction cards, and other promotional items. Monitronics’ dealers typically introduce customers to Monitronics in the home when describing Monitronics’ central station.

New customers are introduced to us through a program designed to maximize their awareness of, and satisfaction with, the Monitronics brand. Upon our purchase of a monitoring agreement from a dealer, the customer is sent a letter describing the sale, together with contact information regarding customer support, Monitronics window decals, Monitronics telephone number stickers, a monitoring service brochure, and a customer ID Card. All materials focus on the Monitronics brand and our role as the single source of support for the customer. Later, we contact each new customer by telephone in order to address any questions or concerns the customer may have, as well as to verify information about the customer. In addition, all billing statements are issued under the Monitronics brand name in order to reinforce our support services, as well as provide special customer messages.

Our management believes the awareness and relationship management activities described above contribute to our reputation and recognition with consumers, and that these activities will increase the sales success of our authorized dealers in their local markets.

Competition

The security alarm industry is highly competitive and highly fragmented. We compete with several major firms and with numerous smaller providers. Certain other alarm service companies have adopted a strategy similar to ours that entails the aggressive purchase of alarm monitoring accounts both through acquisitions of account portfolios and through dealer programs.

Competition in the security alarm industry is based primarily on reputation for quality of service, market visibility, services offered, price and the ability to identify prospective dealers and subscriber accounts. We believe that we compete effectively with other national, regional and local alarm monitoring companies due to our reputation for reliable monitoring, customer and technical services, the high quality services and benefits we offer to dealers in our authorized dealer program, our low cost structure and our marketing alliances. However, we compete with several companies that have account acquisition and loan programs for independent dealers, and some of those competitors are larger than we are and have more capital than we do.

Regulatory Matters

Although local governments routinely respond to panic and smoke/fire alarms, there is a small number of local governmental authorities that have adopted or are considering various measures aimed at reducing the number of false burglar alarms. Such measures include:

•	subjecting alarm monitoring companies to fines or penalties for false alarms;

•	imposing fines to alarm subscribers for false alarms;

•	imposing limitations on the number of times the police will respond to alarms at a particular location after a specified number of false alarms; and

•	requiring further verification of an alarm signal, such as visual verification, at the source of an alarm signal before the police will respond.

Our operations are subject to a variety of other laws, regulations and licensing requirements of federal, state and local authorities. In certain jurisdictions, we are required to obtain licenses or permits, to comply with standards governing employee selection and training and to meet certain standards in the conduct of our business. Many jurisdictions also require certain of our employees to obtain licenses or permits.

The security industry is also subject to requirements imposed by various insurance, approval, listing and standards organizations. Depending upon the type of subscriber served, the type of security service provided and the requirements of the applicable local governmental jurisdiction, adherence to the requirements and standards of such organizations is mandatory in some instances and voluntary in others. See “Operations—Monitoring Services.”

Our alarm monitoring business utilizes telephone lines, cellular networks and radio frequencies to transmit alarm signals. The cost of telephone lines, and the type of equipment which may be used in telephone line transmission, are currently regulated by both federal and state governments. The operation and utilization of radio frequencies are regulated by the Federal Communications Commission and state public utility commissions.

Intellectual Property

We have a registered service mark for the Monitronics name and we have a service mark for the Monitronics logo. We own certain proprietary software applications that we use to provide services to our dealers and subscribers. We do not hold any patents or other intellectual property rights on our proprietary software applications.

Employees

At June 30, 2005, we employed over 560 individuals. Currently, none of our employees are represented by a labor union or covered by a collective bargaining agreement. We believe that our relations with our employees are good.

Item 2. Property

Our present executive offices and central monitoring station are located in Dallas, Texas and consist of approximately 149,000 square feet, of which approximately 51,000 square feet is currently under lease expiring on December 31, 2005. The remaining approximately 98,000 square feet is under a ten-year lease expiring May 31, 2015.

Item 3. Legal Proceedings

We experience routine litigation in the normal course of our business. We do not believe that any pending or threatened litigation will have a material adverse effect on our operations or financial position.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no established public trading market for the common stock of Monitronics International, Inc., $0.01 par value per share. As of August 31, 2005, we had 30,247,123 shares of common stock issued and outstanding held by 57 shareholders of record.

For the years ending June 30, 2005 and 2004, we did not declare, accrue, or pay any dividends nor did we make any distributions on any shares of our common stock. Our Series A preferred stock is not currently accruing dividends, and payment of any dividends on our Series A preferred stock after a dividend election as well as dividends on our common stock will continue to be prohibited under the terms of our credit facility and the indenture if an event of default exists or would result from such payment. Accordingly, we do not expect to pay any dividends over the next one to three years.

Item 6. Selected Historical Financial Data

The following table presents our selected historical financial data for each of the five fiscal years in the period ended June 30, 2005 and selected historical balance sheet data as of June 30, 2001, 2002, 2003, 2004 and 2005. The selected historical financial data as of June 30, 2001, 2002, 2003, 2004 and 2005 and for each of the five fiscal years ended June 30, 2005 have been derived from our financial statements, which have been audited by Ernst & Young LLP, independent registered public accounting firm. The following financial information should be read in conjunction with our financial statements, and the related notes to those statements, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

	Fiscal Year Ended June 30,
	2001	2002	2003	2004	2005
	Restated(1)	Restated(1)	Restated(1)
	(dollars in thousands)
Results of Operations Data:
Revenues	$100,198	$111,339	$126,406	$150,266	$165,524
Cost of services	11,819	13,522	14,592	16,742	19,187

Gross profit	88,379	97,817	111,814	133,524	146,337
Sales, general and administrative	17,979	20,570	23,014	25,768	30,701
Depreciation	1,634	1,923	2,067	2,102	2,227
Amortization(2)	43,302	49,295	57,162	69,236	78,378

Operating income	25,464	26,029	29,571	36,418	35,031
Interest expense	27,951	20,941	23,268	34,858	40,539
Loss on debt refinancing	—	—	—	8,828	—
Other expense	—	504	—	—	—

Income (loss) before income taxes	(2,487)	4,584	6,303	(7,268)	(5,508)
Provision (benefit) for income taxes	(908)	1,795	2,543	(2,546)	13,689

Net income (loss)	$(1,579)	$2,789	$3,760	$(4,722)	$(19,197)

Preferred dividends accrued(3)	$(4,603)	$(15,020)	$(18,457)	$(21,018)	$(878)
Accretion of redeemable convertible preferred stock discount	(114)	(193)	(214)	(217)	(18)
Issuance of Series C-1 preferred stock to Series C preferred shareholders	(4,950)	—	—	—	—

Net loss attributed to common shareholders	$(11,246)	$(12,424)	$(14,911)	$(25,957)	$(20,093)

Other Operating and Financial Data:
Subscriber accounts owned at period end(4)	304,360	335,390	389,905	437,536	472,685
Subscriber accounts purchased	83,816	75,097	99,476	97,123	97,326
Purchases of subscriber accounts(4)	$92,859	$79,276	$106,521	$109,128	$117,654
Cash flow from operating activities	37,103	48,263	60,029	87,089	83,356
Cash flow from financing activities	58,531	33,404	47,988	24,881	38,174
Cash flow used in investing activities	(95,683)	(81,654)	(107,700)	(110,659)	(122,985)
EBITDA(5)	70,400	76,743	88,800	107,756	115,636
Capital expenditures	2,824	2,378	1,179	1,531	5,331

	As of June 30,
	2001 Restated(1)	2002 Restated(1)	2003 Restated(1)	2004	2005

Balance Sheet Data:
Cash and cash equivalents	$4	$17	$334	$1,645	$190
Working capital (deficit)	(28,028)	(6,667)	(11,860)	(7,478)	(11,761)
Total assets	357,418	399,650	457,313	501,840	521,773
Total debt	269,631	288,785	337,973	380,957	427,613
Redeemable preferred stock, including accrued dividends	101,198	136,264	154,935	176,146	13,342
Total shareholders’ net capital (deficiency)	(27,500)	(39,919)	(54,830)	(81,787)	54,728

(1)	We restated our financial statements for the fiscal years ended June 30, 2001, 2002 and 2003 to properly account for the change in amortization method from a 10-year straight-line method to a 10-year 135% declining balance method and record deferred revenue related to billings to our subscribers. The restatements reduced previously reported revenues and net income and increased amortization for these periods as follows:

	2001			2002
	Previously Reported	Adjustment	Adjusted Balance	Previously Reported	Adjustment	Adjusted Balance
	(dollars in thousands)			(dollars in thousands)
Revenue	$100,799	$(601)	$100,198	$111,881	$(542)	$111,339
Amortization	$38,423	$4,879	$43,302	$45,968	$3,327	$49,295
Net income (loss)	$1,872	$(3,451)	$(1,579)	$5,223	$(2,434)	$2,789

	2003
	Previously Reported	Adjustment	Adjusted Balance
	(dollars in thousands)
Amortization	$54,885	$2,277	$57,162
Net income (loss)	$5,197	$(1,437)	$3,760

(2)	Primarily represents the amortization of subscriber accounts. We capitalize all direct external costs associated with the creation of subscriber accounts and amortize them over ten years on a 135% declining balance basis.
(3)	Prior to the July 2004 recapitalization, we accrued cumulative dividends on each series of our then outstanding preferred stock at varying rates. The accrued but unpaid dividends were converted to common stock in the July 2004 recapitalization. Our new Series A preferred stock issued in the July 2004 recapitalization is not currently accruing dividends.
(4)	Does not include non-owned accounts for which we provide third-party contract monitoring services to independent dealers.
(5)

EBITDA represents earnings before interest, taxes, depreciation and amortization (including the amortization of subscriber accounts). EBITDA does not represent cash flow from operations as defined by generally accepted accounting principles, should not be construed as an alternative to net income or loss and is indicative neither of our operating performance nor of cash flows available to fund all of our cash needs. It is, however, a measurement we believe is useful to our investors to evaluate our operating performance. EBITDA is also a measure that we believe is customarily used by financial analysts to evaluate the financial performance of companies in the security alarm monitoring industry and is one of the financial measures, subject to adjustments, by which our covenants are calculated under the agreements governing our debt obligations. Set forth below is the calculation of EBITDA and the reconciliation of EBITDA to net income (loss):

	Fiscal Year Ended June 30,
	2001 Restated(1)	2002 Restated(1)	2003 Restated(1)	2004	2005

	(dollars in thousands)
Net income (loss)	$(1,579)	$2,789	$3,760	$(4,722)	$(19,197)
Interest expense	27,951	20,941	23,268	34,858	40,539
Loss on debt refinancing	—	—	—	8,828	—
Provision (benefit) for income taxes	(908)	(1,795)	2,543	(2,546)	13,689
Depreciation	1,634	1,923	2,067	2,102	2,227
Amortization	43,302	49,295	57,162	69,236	78,378

EBITDA	$70,400	$76,743	$88,800	$107,756	$115,636

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

We are a leading national provider of security alarm monitoring services. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Selected Historical Financial Data” and our financial statements, and the related notes to those financial statements, included elsewhere in this Annual Report on Form 10-K. Those statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are not historical in nature should be considered to be forward-looking statements that are inherently uncertain. See “Forward-Looking Statements.”

Forward-Looking Statements

Certain statements contained or incorporated by reference in this Annual Report on Form 10-K, including, without limitation, statements containing the words “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “plan,” “foresee,” “believe” or “continue” or the negatives of these terms or variations of them or similar terminology, are forward-looking statements within the meaning of the federal securities laws. Such forward-looking statements involve known and unknown risks, uncertainties and other matters which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors, risks and uncertainties that could cause actual outcomes and results to be materially different from those projected include, among others, the following:

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

Cost of services primarily consists of direct labor associated with monitoring and servicing subscriber accounts and expenses related to field technical repair services. Sales, general and administrative expenses primarily include the cost of personnel conducting sales and administrative activities and other costs related to sales, administration and operations. All direct external costs associated with the creation of subscriber accounts are capitalized and amortized over ten years using a 135% declining balance method. Internal costs, including all personnel and related support costs incurred solely in connection with subscriber account acquisitions and transitions, are expensed as incurred.

Restatement of Prior Period Financial Statements

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

The effect of the restatement on previously reported amortization and net income for the fiscal year ended June 30, 2003 is as follows:

Selected Statement of Operations Changes

	2003
	Previously Reported	Adjustment	Adjusted Balance
	(dollars in thousands)
Amortization	$54,885	$2,277	$57,162
Net Income (loss)	$5,197	$(1,437)	$3,760

Attrition

We purchase subscriber contracts from our exclusive network of independent dealers. These contracts with our subscribers are typically three-year non-cancelable contracts with automatic renewal provisions during which the subscriber may cancel the contract upon 30 days’ proper written notice. A portion of our subscriber base can be expected to cancel its service every year. Subscribers may choose not to renew or terminate their contract for a variety of reasons, including relocation, cost, switching to our competitors’ service, and service issues. A majority of canceled accounts result from subscriber relocation or the inability to contact the subscriber.

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

The table below presents subscriber data for the fiscal years presented.

	Fiscal Year Ended June 30,
	2003	2004	2005
Beginning balance of accounts	335,390	389,905	437,536
Accounts purchased	99,476	97,123	97,326
Accounts canceled(1)	(42,971)	(46,921)	(60,480)
Accounts guaranteed to be refunded from holdback	(1,990)	(2,571)	(1,697)
Ending balance of accounts	389,905	437,536	472,685
Attrition rate	11.8%	11.3%	13.3%

(1)	Net of canceled accounts that are contractually guaranteed by the dealer and new owner takeovers.

Our trailing twelve-month attrition rose to 13.3% for the period ended June 30, 2005 from 11.3% for the period ended June 30, 2004. This increase primarily reflects a slight change in policy we adopted in June 2004 to permit subscribers in their annual renewal period to cancel with proper 30-days written notice. This change resulted in the cancellation of a small number of accounts ahead of schedule. This change in policy was made as a result of our comparing the small amount of revenue lost to the level of customer dissatisfaction created when a one-year renewal is enforced and deciding that customer satisfaction is the much greater influence on the level of our future business. The primary three-year term of the contract remains non-cancelable.

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

Results of Operations

Fiscal 2005 Compared to Fiscal 2004

Revenues. Total revenues were $165.5 million in fiscal year 2005 compared to $150.3 million in fiscal year 2004, which was an increase of $15.2 million, or 10%. This increase was primarily attributable to an increase in the number of subscriber accounts to 472,685 as of June 30, 2005 from 437,536 as of June 30, 2004.

Cost of services. Cost of services were $19.2 million for fiscal year 2005 compared to $16.7 million in fiscal year 2004, which was an increase of $2.5 million, or 15%. As a percentage of revenues, cost of services increased to 12% in fiscal year 2005 versus 11% in fiscal year 2004 principally due to higher field technical service expense.

Sales, general and administrative. SG&A was $30.7 million in fiscal year 2005 compared to $25.8 million in fiscal year 2004, which was an increase of $4.9 million, or 19%. As a percentage of revenues, SG&A was 19% for fiscal year 2005 and 17% for fiscal year 2004. The increase in SG&A as a percentage of revenues was principally due to increased professional fees primarily related to ongoing legal matters, increased rent expense resulting from our additional office lease agreement dated May 3, 2004, the immediate recognition of expense related to vacated leased office space and expense related to recording the fair value of a written investor put option as described in Note 4 (Related Party Transactions) to the financial statements included in Part IV—Item 15 of this Annual Report on Form 10-K.

Amortization. Amortization of intangibles was $78.4 million in fiscal year 2005 compared to $69.2 million in fiscal year 2004, which was an increase of $9.2 million, or 13%. The increase was attributable to growth in our purchased subscriber accounts through our authorized dealer program.

Interest expense. Interest expense was $40.5 million in fiscal year 2005 compared to $34.9 million in fiscal year 2004, which was an increase of $5.6 million, or 16%. The increase resulted from higher borrowing under our revolving line of credit throughout the fiscal year incurred to fund our purchase of subscriber accounts and increases in variable interest rates. Our average interest rate increased to 10.1% in fiscal year 2005 from 9.3% in fiscal year 2004 as a result of higher average interest rates on our credit facility.

Income tax. In fiscal year 2005, we recorded a $15.2 million valuation allowance against our deferred tax asset resulting in a $13.7 million tax expense in fiscal year 2005 compared to a $2.5 million tax benefit in fiscal year 2004. The valuation allowance was established in accordance with Financial Accounting Standard Board Statement No. 109, Accounting for Income Taxes, as a result of experiencing a cumulative loss before income taxes for the three-year period ending June 30, 2005 and concluding that it was more likely than not that the deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which temporary differences become deductible.

Net loss. Net loss was $19.2 million in fiscal year 2005 compared to net loss of $4.7 million in fiscal year 2004, which was a decrease of $14.5 million. The decrease from the prior fiscal year was primarily due to lower operating income, higher interest expense and recording a $15.2 million deferred tax valuation allowance in fiscal year 2005 offset by last year’s results including $8.8 million in expenses incurred in connection with our August 2003 refinancing. In connection with our refinancing, we wrote off $5.9 million of deferred financing costs and incurred prepayment penalties of $2.9 million.

Fiscal 2004 Compared to Fiscal 2003

Revenues. Total revenues were $150.3 million in fiscal year 2004 compared to $126.4 million in fiscal year 2003, which was an increase of $23.9 million, or 19%. This increase was primarily attributable to a 12% net increase in the number of subscriber accounts to 437,536 as of June 30, 2004 from 389,905 as of June 30, 2003, of which a large portion of our new subscriber accounts were added in the first quarter of fiscal 2004. A small net increase in the average revenue per subscriber during fiscal year 2004 also contributed to the increase in revenues.

Cost of services. Cost of services were $16.7 million in fiscal year 2004 compared to $14.6 million in fiscal year 2003, which was an increase of $2.1 million, or 14%. As a percentage of revenues, cost of services decreased to 11% for fiscal year 2004 versus 12% for fiscal year 2003 principally due to lower field technical service expense as a result of proportionally fewer service calls.

Sales, general and administrative. SG&A was $25.8 million in fiscal year 2004 compared to $23.0 million in fiscal year 2003, which was an increase of $2.8 million, or 12%. As a percentage of revenues, SG&A decreased to 17% in fiscal year 2004 from 18% in fiscal year 2003. This was primarily due to the decrease in the provision for uncollectible accounts. For fiscal year 2004, the provision for uncollectible accounts was $3.1 million, or 2% of revenues, compared to $4.1 million, or 3% of revenues, for fiscal year 2003. In fiscal year 2003, we had a third party collection vendor declare bankruptcy which resulted in a disruption in the collection process and a loss of unremitted funds collected.

Amortization. Amortization of intangibles was $69.2 million in fiscal year 2004 compared to $57.2 million in fiscal year 2003, which was an increase of $12.0 million, or 21%. The increase was attributable to growth in our purchased subscriber accounts through our authorized dealer program.

Interest expense. Interest expense was $34.9 million in fiscal year 2004 compared to $23.3 million in the fiscal year 2003, which was an increase of $11.6 million, or 50%,. The increase was primarily due to higher overall average interest rates resulting from the issuance of $160.0 million of our 11.75% senior subordinated notes on August 25, 2003 and the restructuring of our credit facility on August 25, 2003. Our average interest rate increased from 7.5% in fiscal 2003 to 9.3% in fiscal 2004. Interest expense also increased as a result of the increase in our average long-term debt outstanding throughout the year incurred to fund our purchase of subscriber accounts.

Loss on debt refinancing. Loss on debt refinancing of $8.8 million includes a $5.9 million write-off of deferred financing costs related to our prior credit facility and $2.9 million of prepayment penalties associated with the retirement of a portion of our 14.5% subordinated notes due March 1, 2010 in connection with our refinancing completed August 25, 2003. In connection with this refinancing, we amended the terms of the subordinated notes to extend the maturity date from January 18, 2009 and to increase the interest rate from 13.5% per annum.

Net income (loss). Net loss was $4.7 million in fiscal year 2004 compared to net income of $3.8 million in fiscal year 2003, which was a decrease of $8.5 million. The decrease was primarily attributable to $8.8 million in expenses incurred in connection with our August 2003 refinancing and increases in interest expense of $11.6 million. In connection with our refinancing, we wrote off $5.9 million of deferred financing costs and incurred prepayment penalties of $2.9 million (see “Loss on debt refinancing” above). Higher interest expense was primarily related to higher average interest rates resulting from the restructuring of our debt completed in August of 2003. In addition, increased interest expense also resulted from increased long-term debt outstanding throughout the year to fund our purchase of subscriber accounts.

Fiscal 2003 Compared to Fiscal 2002

Revenues. Total revenues were $126.4 million in fiscal year 2003 compared to $111.3 million in fiscal year 2002, which was an increase of $15.1 million, or 14%. This increase was primarily attributable to an increase in the number of subscriber accounts to 389,905 as of June 30, 2003 from 335,390 as of June 30, 2002.

Cost of services. Cost of services were $14.6 million in fiscal 2003 compared to $13.5 million in fiscal 2002, which was an increase of $1.1 million, or 8%. As a percentage of revenues, cost of services remained at 12% in fiscal 2003 and 2002.

Selling, general and administrative. SG&A was $23.0 million in fiscal 2003 compared to $20.6 million in fiscal 2002, which was an increase of $2.4 million, or 12%. As a percentage of revenues, SG&A decreased to 18% in fiscal 2003 from 19% in fiscal 2002. This decrease was primarily attributable to operating efficiencies realized by spreading additional revenues over a relatively fixed cost base. For fiscal 2003 the provision for uncollectible accounts was $4.1 million or 3.2% of revenue compared to $2.5 million or 2.2% of revenue in fiscal 2002. The increase as a percentage of revenue was primarily the result of a third-party collection vendor declaring bankruptcy and the resulting disruption to the collection process and loss of unremitted funds collected by the third-party collection vendor.

Amortization. Amortization of intangibles were $57.2 million in fiscal 2003 compared to $49.3 million in fiscal 2002, which was an increase of $7.9 million, or 16%. The increase was attributable to growth in our purchased subscriber accounts through our authorized dealer program.

Interest expense. Interest expense was $23.2 million in fiscal 2003 compared to $20.9 million in fiscal 2002, which was an increase of $2.3 million, or 11%. The increase was primarily due to the increase in our average long-term debt outstanding throughout the year incurred to fund our purchase of accounts.

Net income. Net income was $3.8 million in fiscal 2003 compared to $2.8 million in fiscal 2002, which was an increase of $1.0 million, or 36%. The increase was primarily attributable to the increase in revenues that resulted from the increase in our subscriber accounts.

Liquidity and Capital Resources

General. Our operating strategy requires the availability of significant funds to finance growth through subscriber account purchases. Additional cash requirements include debt service and capital expenditures. We have financed our growth from a combination of long-term borrowings, issuance of preferred stock and cash flows provided by operations.

Major components of our working capital include accounts receivable, deferred revenue, purchase holdbacks and accrued interest payable. We expect to experience negative working capital in the future primarily due to accrued interest payable and purchase holdbacks. Purchase holdbacks are dependent on the number of subscriber accounts we purchase, the timing and amount of our payment of the purchase holdbacks to dealers, and the percentage of the purchase price we withhold to ensure a dealer’s obligation during the guarantee period. Accrued interest payable is dependent on the level of our debt and the timing of interest payments.

As of the fiscal years ended 2005, 2004, and 2003, we had working capital deficits of $11.7 million, $7.5 million, and $11.9 million, respectively.

The increase in our working capital deficit from June 30, 2004 to June 30, 2005 was primarily due to the receipt of an Internal Revenue Service (IRS) tax refund applied against a tax receivable, and decreases in cash and cash equivalents offset by decreases in purchase holdbacks. The IRS tax refund receivable of $11.7 million as of June 30, 2004 primarily relates to a change in the useful life of our subscriber accounts for tax purposes. In May 2004, we received approval from the IRS to change our tax method of accounting for a substantial portion of our subscriber accounts. We previously amortized all of our subscriber accounts for tax purposes over a 15-year period. Under the new method, we amortize a substantial portion of our subscriber accounts over a 10-year period. As a result of this change, we received a refund of $9.3 million in June 2004 and the income tax receivable at June 30, 2004 and June 30, 2005 of $11.7 million and $8.4 million, respectively, also includes $8.3 million related to this change. We expect to receive the $8.3 million income tax receivable upon completion of the IRS audit of our tax years ended June 30, 2001, 2002, and 2003. Cash and cash equivalents decreased to $0.2 million as of June 30, 2005 from $1.6 million as of June 30, 2004. The $1.6 million cash balance was primarily the result of significant customer payments received on the last day of fiscal year 2004 that were subsequently used to pay down debt. Purchase holdbacks decreased to $7.9 million as of June 30, 2005 from $10.4 million as of June 30, 2004 primarily due to a decrease in the average amount of holdback taken from subscriber accounts purchased during the year and advance payment of holdbacks to selected dealers.

The decrease in our working capital deficit from June 30, 2003 to June 30, 2004 was primarily due to a tax receivable related to an IRS tax refund and increases in cash partially offset by increases in interest payable, deferred revenue and purchase holdbacks. As described above, the IRS tax refund receivable of $11.7 million as of June 30, 2004 primarily relates to a change in the useful life of our subscriber accounts for tax purposes. Cash and cash equivalents increased from $0.3 million as of June 30, 2003 to $1.6 million as of June 30, 2004. The increase in cash was primarily a result of significant customer payments received on the last day of the fiscal year that were subsequently used to pay down debt. The decrease in working capital deficit was partially offset by increases in interest payable, deferred revenue and purchase holdbacks. Interest payable was $7.2 million as of June 30, 2004 compared to $0.8 million at June 30, 2003. The increase in interest payable was primarily due to accrued interest payable related to the issuance of $160 million in senior subordinated notes on August 25, 2003, for which interest is payable on March 1 and September 1. Deferred revenue was $5.2 million as of June 30, 2004 compared to $3.2 million at June 30, 2003. The increase in deferred revenue was primarily due to increases in collections for services to be provided in the following period. Purchase holdbacks were $10.4 million as of June 30, 2004 compared to $9.0 million as of June 30, 2003. The increase in purchase holdbacks reflects increases in account purchase activity and an increase in the percentage withheld from the purchase price of each subscriber monitoring contract.

Net cash provided by operating activities for fiscal 2005 was $83.4 million, as compared to $87.1 million for fiscal 2004 and $60.0 million for fiscal 2003. The lower cash provided by operating activities for fiscal 2005 was due primarily to changes in the timing of interest payments resulting from the issuance of our $160 million of senior subordinated notes on August 25, 2003 and receipt of an $9.3 million tax refund in fiscal 2004. This was offset somewhat by growth in our subscriber base and the resulting increased revenue. The increase in cash provided by operating activities for fiscal 2004 resulted from growth in our subscriber base and the resulting increased revenues as well as the aforementioned timing of interest payments and receipt of a tax refund.

Net cash used in investing activities for fiscal 2005 was $123.0 million, compared to $110.7 million for fiscal 2004 and $107.7 million for fiscal 2003. For fiscal 2005, 2004 and 2003, capital expenditures were $5.3 million, $1.5 million and $1.2 million, respectively. Capital expenditures were primarily for computer systems, equipment for our central monitoring station, telephone systems, refurbishment of offices and leasehold improvements at our new office space. Annual capital expenditures are expected to vary based on the growth of our subscriber account base and improvements to our technology, operating and financial systems. Purchases of subscriber accounts consist of all direct external payments associated with the purchase of subscriber accounts. The portion of the purchase holdback paid to dealers at the end of the guarantee period is included in this amount when paid. For fiscal 2005, 2004 and 2003, purchases of subscriber accounts were $117.7 million, $109.1 million and $106.5 million, respectively. The growth in subscriber accounts purchased to $117.7 million for fiscal 2005 reflects an increase in the amount of subscriber revenue purchased, a modest decrease in the average amount of holdback taken from subscriber accounts purchased and the advance payments of holdbacks to certain dealers.

Our net cash provided by financing activities for fiscal 2005 was $38.2 million, as compared to $24.9 million for fiscal 2004 and $48.0 million for fiscal 2003.

As of June 30, 2005, we had $246.7 million outstanding under our credit facility, bearing interest at a weighted average rate for the year ended June 30, 2005 of approximately 6.6% per annum, and we had approximately $70.2 million in borrowing availability under our revolving credit line, of which $27.4 million was immediately available as calculated under the covenants of our credit facility. In addition, we had $181.5 million in principal amount outstanding of senior subordinated and subordinated notes as of June 30, 2005.

On March 28, 2005, we amended certain provisions of our credit facility dated August 25, 2003 that included elimination of mandatory reductions to the revolving credit facility, a 75 basis point reduction in the variable interest rate for our revolving credit line and term loan, and a 25 basis point reduction in commitment fees at our current borrowing level.

On July 14, 2004, we completed a recapitalization in which we redeemed approximately $5.6 million of the Series C and Series C-1 preferred stock held by Windward Capital Partners II, L.P. and Windward Capital LP II, LLC (collectively, the “Windward entities”) and then issued shares of a new Series A preferred stock or Class A common stock to our preferred shareholders in exchange for all of their shares of preferred stock, Class A common stock and warrants to purchase Class A common stock. The Windward entities subsequently sold the shares of Class A common stock received in the exchange to two new investors at $6.00 per share. We financed the total $6.6 million cost of the recapitalization, including the $5.6 million redemption payment and approximately $1.0 million of fees and expenses, with borrowings under our senior credit facility.

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

Further on August 25, 2003, we entered into a new credit facility agreement with Fleet National Bank (“Fleet”), as administrative agent, Bank of America, N.A., as syndication agent and a syndicate of lenders, including Fleet and Bank of America, N.A., as amended on July 14, 2004. Our credit facility is comprised of a $175.0 million term loan that matures in fiscal 2010 and a $145.0 million revolving credit facility that matures in fiscal 2009. Indebtedness under the credit facility is secured by all of our assets. Payments under the term loan are payable in quarterly installments from December 31, 2003 through June 30, 2009. The quarterly payment is calculated based upon the amount of the original facility multiplied by 0.25% for the quarters ended December 31, 2003 through September 30, 2006, 1.25% for the quarters ended December 31, 2006 through September 30, 2007 and 3.00% for the quarters ended December 31, 2007 through June 30, 2009 with the remaining balance due at maturity. We used the borrowings under this credit facility together with the proceeds of the senior subordinated notes offering primarily to repay our prior credit facility, to repay all of our $12 million 12% senior subordinated notes due June 30, 2007, and to repurchase $20.5 million principal amount of our 14.5% subordinated notes due March 1, 2010 at a repurchase price of approximately $23.2 million. As a result of the repayments, we expensed our previously capitalized deferred financing costs totaling $5.9 million and recognized a pre-tax loss of $2.9 million in the repurchase of the subordinated notes. In connection with our August 2003 refinancing, we amended the terms of our subordinated notes to extend the maturity date of the remaining $20.5 million principal amount from January 18, 2009 to March 1, 2010. Prior to the amendment, interest accrued on the subordinated notes at 13.5% per annum with interest payable semi-annually in cash at a rate of 12% per annum with the remaining 1.5% interest per annum added to the outstanding principal amount of the subordinated notes. The 1.5% per annum interest rate increased to 2.5% per annum on December 15, 2003 and the increased rate applied retroactively to August 25, 2003.

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

We further preserve our borrowing capacity by following a cash management practice of maintaining as low as possible ongoing cash balance. However, our ability to meet our debt service and other obligations depends on our future performance, which in turn is subject to general economic conditions and other factors, certain of which are beyond our control. If we are unable to generate sufficient cash flow from operations or otherwise to comply with the terms of the indenture governing the senior subordinated notes or our other debt instruments, we may be required to refinance all or a portion of our existing debt or obtain additional financing. Further, the agreements or indentures governing our new credit facility, our senior subordinated notes and subordinated notes contain financial covenants relating to capital expenditure limits, maximum total debt to annualized quarterly EBITDA, maximum total senior debt to annualized quarterly EBITDA, interest coverage and fixed charge coverage that may impact our ability to refinance all or a portion of our existing debt or obtain additional financing. As of June 30, 2005, we were in compliance with all required financial tests.

Scheduled contractual obligations at June 30, 2005, are as follows (dollars in thousands):

Contractual Cash Commitments	2006	2007	2008	2009	2010	Thereafter	Total
Long-term Debt Obligations	$1,804	$7,055	$17,993	$95,805	$145,720	$160,000	$428,377
Operating Lease Obligations	1,338	1,471	1,459	1,475	1,481	7,419	14,643

Total	$3,142	$8,526	$19,452	$97,280	$147,201	$167,419	$443,020

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined in Regulation S-K Item 303(a)(4)(ii)(A)-(D), that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Note 1 of the notes to our financial statements includes a summary of significant accounting policies and methods used in the preparation of our financial statements. The following is a brief description of the more significant accounting policies and methods.

Long Lived Assets—Subscriber Accounts. Subscriber accounts relate to the cost of acquiring portfolios of monitoring service contracts from independent dealers. The subscriber accounts are recorded at cost. All direct external costs associated with the creation of subscriber accounts are capitalized. Internal costs, including all personnel and related support costs, incurred solely in connection with subscriber account acquisitions and transitions are expensed as incurred. The cost of subscriber account pools are amortized using the 10-year 135% declining balance method. Subscriber accounts are amortized in pools because of the accounts’ homogeneous characteristics resulting primarily from the extremely disciplined due diligence program that we have implemented in which a contract must meet certain purchase criteria before we will purchase that account. All of our customers contract for essentially the same service and we are consistent in providing that service regardless of the customers’ locations.

A 10-year 135% declining balance amortization method was selected to provide a matching of amortization expense to individual subscriber revenues based on historical performance of our subscriber base. The realizable value and remaining useful lives of these assets could be impacted by changes in subscriber attrition rates, which could have an adverse effect on our earnings.

We reviewed the subscriber accounts for impairment or a change in amortization period whenever events or changes indicate that the carrying amount of the asset may not be recoverable or the life should be shortened. For purposes of recognition and measurement of an impairment loss, we view subscriber accounts as a single pool because of the assets’ homogeneous characteristics, which is the lowest level for which identifiable cash flows are largely independent of the cash flows of the other assets and liabilities. If we determine that an impairment has occurred, we write the subscriber accounts down to their fair value.

Income Taxes and Deferred Tax Assets. As part of preparing our financial statements, significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and the need for a valuation allowance related to our deferred tax assets. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, especially the amortization of subscriber accounts, which are amortized using a 10-year 135% declining balance method for financial reporting purposes and are generally amortized using a 10-year straight-line method for tax purposes. These differences result in deferred tax assets and liabilities, which are included within our balance sheet. We must then in accordance with Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes, assess the realizability of the deferred tax assets. Accordingly, during fiscal year 2005 a valuation allowance of $15,170,000 was established primarily as a result of our experiencing a cumulative loss before income taxes for the three-year period ended June 30, 2005. We also considered possible tax planning strategies. In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion, or all of the deferred tax assets, will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income (including reversals of deferred tax liabilities) during the periods in which those temporary differences will become deductible.

Goodwill. As of June 30, 2005, we had goodwill of $14.8 million, which represents 2.8% of our total assets. We test goodwill annually for impairment and record an impairment charge if the carrying amount exceeds the fair value. We use a discounted cash flow approach as well as other methods to determine the fair value used in our test for impairment of goodwill. The results of this methodology depend upon a number of estimates and assumptions relating to cash flows, discount rates and other matters. Accordingly, such testing is subject to certain uncertainties, which could cause the fair value of goodwill to fluctuate from period to period.

We performed our annual goodwill impairment analysis as of June 30, 2005. This analysis resulted in no impairment of goodwill. In the event that we are not able to achieve expected cash flow levels, or other factors indicate that goodwill is impaired, we may need to write off all or part of our goodwill, which would adversely impact our operating results and financial position.

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which is a revision of SFAS 123. SFAS 123(R) supercedes APB 25, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure will no longer be an alternative. SFAS 123(R) is effective no later than the beginning of the first fiscal year beginning after December 15, 2005. We expect to adopt SFAS 123(R) on July 1, 2006. The adoption of SFAS 123(R)’s fair value method may have a significant impact on our result of operations, although it will have no impact on our overall financial position. We are currently assessing implementation of the “modified prospective” method as defined by SFAS 123(R).

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

Acquisitions of subscriber accounts involve a number of special risks, including the possibility of unanticipated problems that were not discovered prior to the acquisition and account attrition. We face competition from other alarm monitoring companies, including companies that have more capital than we have and that may offer higher prices and more favorable terms to dealers for subscriber accounts purchased, or lower prices for monitoring services provided. This competition could reduce the acquisition opportunities available to us, thus slowing our rate of growth, and/or increase the price we pay for such account acquisitions, thus reducing our return on investment and negatively impacting our revenues and results of operations. We cannot assure you that we will be able to purchase subscriber accounts on favorable terms in the future.

The purchase price we pay for a subscriber account is affected by the monthly recurring revenue generated by that account as well as several other factors, including the level of competition, our prior experience with accounts purchased from the dealer, the geographic location of the account, the number of accounts purchased, the subscriber’s credit score and the type of security equipment used by the subscriber. In purchasing accounts, we have relied on management’s knowledge of the industry, due diligence procedures and representations and warranties of the dealers. We cannot assure you that in all instances the representations and warranties made by the dealers are true and complete or, if the representations and warranties are inaccurate, that we will be able to recover damages from the dealers in an amount sufficient to fully compensate us for any resulting losses. We expect that future account acquisitions will present the same risks to us as our prior account acquisitions.

We depend on our relationships with alarm system manufacturers and suppliers. If we are not able to maintain or renew these strategic alliances, or enter into new alliances, we may be unable to fully implement our growth strategy, which could negatively impact our revenues.

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

Historically, we have used a combination of proceeds from issuances of preferred stock, borrowings under our credit facility, issuances of senior subordinated and subordinated notes and cash flow from operations to fund the development and expansion of our operations. We intend to continue to pursue growth through the acquisition of subscriber accounts through our authorized dealer program. To continue our growth strategy, we will be required to make additional drawdowns under our credit facility or seek additional financing through new loans or from the possible sale of additional securities in the future, which may lead to higher leverage. Any inability we have to obtain funding through external financing is likely to adversely affect our ability to continue or accelerate our subscriber account acquisition activities. We cannot assure you that we will be able to obtain external funding on attractive terms or at all.

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

Enactment of these measures could adversely affect our future business and operations. For example, ten cities or metropolitan areas have implemented verified response ordinances for residential and commercial burglar alarms. A verified response policy means that police officers generally do not respond to an alarm until someone else (e.g., the resident, a neighbor or a security guard) first verifies that it is valid. Some alarm monitoring companies operating in these areas hire security guards or use third-party guard firms to verify an alarm. If we need to hire security guards or use third-party guard firms, it could have a material adverse effect on our margins. Although we have less than 15,000 subscribers in these areas, a more widespread adoption of such a policy or similar policies in other cities or municipalities could adversely affect our business.

Future government regulations could adversely affect our operations.

Our operations are subject to a variety of laws, regulations and licensing requirements of federal, state and local authorities. In certain jurisdictions, we are required to obtain licenses or permits, to comply with standards governing monitoring station employee selection and training and to meet certain standards in the conduct of our business. The loss of these licenses in jurisdictions where we have significant business, or the imposition of conditions to the granting or retention of these licenses, could have a material adverse effect on us. If these laws, regulations and/or licensing requirements change, it could require us to modify our operations or to utilize resources to maintain compliance with such rules and regulations. There can be no assurance that new laws or regulations that increase our costs or otherwise have a material adverse effect on our results of operations will not be implemented in the future.

Risks of liability from our operations are significant.

The nature of the services we provide potentially exposes us to greater risks of liability for employee acts or omissions or system failure than may be inherent in other businesses. Substantially all of our alarm monitoring contracts contain provisions limiting our liability to subscribers and dealers in an attempt to reduce this risk. However, in the event of litigation with respect to these matters, we cannot assure you that these limitations will be enforced, and the costs of such litigation could have a material adverse effect on us. In addition, there can be no assurance that we are adequately insured for these risks. Certain of our insurance policies and the laws of some states may limit or prohibit insurance coverage for punitive or certain other types of damages or liability arising from gross negligence.

The high level of competition in our industry could adversely affect our business.

The security alarm monitoring industry is highly competitive and highly fragmented. We compete with several companies that have account acquisition and loan programs for independent dealers and some of those competitors are larger than we are and have more capital than we do. Increased competition from other alarm monitoring companies could require us to increase the purchase price we pay for subscriber accounts, decrease the monitoring fees we charge our subscribers and take other measures that could reduce our margins. These increases, decreases and other measures could have a material adverse effect on us and cause our revenues to decrease.

Our significant shareholders have the ability to direct our business and affairs.

Following our July 2004 recapitalization, ABRY Partners IV, L.P. and ABRY Investment Partnership L.P. (collectively “ABRY”) and its affiliates beneficially own approximately 45% of our fully-diluted equity, and they have the right to designate a majority of our board of directors. As a result, ABRY currently has the ability to significantly influence the outcome of matters submitted to our shareholders and directors, including the election of directors, the approval of any merger, consolidation or sale of all or substantially all of our assets and the incurrence of additional indebtedness. Certain decisions concerning our operations or financial structure may present conflicts of interest among our investors and debt holders.

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

Our Underwriters Laboratories (“UL”) listed central monitoring facility is housed in one building. Although our central monitoring facility has back-up computer and power systems, if there is a catastrophic event or natural disaster affecting this building comprising the central monitoring facility, the service that we provide our subscribers would be interrupted until such time as we were able to migrate our operations to another facility, which could harm our business and reputation.

Our substantial indebtedness could adversely affect our financial health.

We have now and will continue to have a significant amount of indebtedness. At June 30, 2005, our total indebtedness was $428.4 million, of which $246.7 million was senior secured debt.

Our substantial indebtedness could have important consequences. For example, it could:

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

We may be able to incur substantial additional indebtedness in the future. Our organizational documents do not contain any limitations on the amount or percentage of indebtedness that we may incur. The terms of the indenture relating to our senior subordinated notes permit us to incur additional indebtedness. At June 30, 2005, our credit facility included a $145 million revolving credit facility, of which $70.2 million was undrawn and available for future borrowing subject to the satisfaction of applicable covenants. At June 30, 2005, $27.4 million was immediately available as calculated under our bank covenants. If new debt is added to our current debt levels, the related risks that we now face could intensify.

We have significant intangible assets, which may not be adequate to satisfy our obligations in the event of a liquidation.

If we default on our debt or are liquidated, we cannot provide assurance that the value of our assets will be sufficient to satisfy our obligations. We have a significant amount of intangible assets. At June 30, 2005, 96% of our assets were intangible assets, comprising primarily subscriber accounts and goodwill. The value of our subscriber accounts will depend significantly on the success of our business.

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

Our Series A preferred stock provides for increasing dividends of up to 24% per annum and permits the holders of the Series A preferred stock to initiate the sale or liquidation of our company if we fail to redeem the shares on or prior to June 30, 2009.

If the holders of our Series A preferred stock elect for such shares to begin accruing dividends, dividends will initially accrue at an annual rate of 8% and will increase at a rate of 2% per annum on each anniversary of the dividend election up to a rate of 16% per annum. The holders of our Series A preferred stock may make a dividend election only during the 30-day periods subsequent to the determination of annualized EBITDA for the quarterly periods ending June 30, 2005, December 31, 2006 and June 30, 2008 or in the event of covenant defaults, including a leverage default. If we issue senior securities or incur certain indebtedness that causes our leverage ratio to exceed an initial multiple of 5.1 times annualized EBITDA or if our leverage ratio otherwise exceeds an initial multiple of 4.8 times annualized EBITDA (which multiples are subject to increases to reflect subsequent debt or equity issuances), the dividend rate will increase up to a maximum annual rate of 24% until our noncompliance is cured. If a dividend election is made and we fail to redeem the Series A preferred stock on the later of June 30, 2008 and the delivery of a dividend election for the quarterly period ending June 30, 2008, the maximum dividend rate will increase from 16% to 24% per annum. If we are unable to redeem our Series A preferred stock on or prior to June 30, 2009 following a dividend election, including due to the prohibitions or restrictions contained in our existing credit facility, the indenture governing the notes or our articles of incorporation, the holders of the Series A preferred stock may initiate our sale or liquidation.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We have interest rate risk, in that borrowings under our credit facility are based on variable market interest rates. As of June 30, 2005, we had $246.7 million of variable rate debt outstanding under our credit facility. Presently, the revolving credit line bears interest at a rate of prime plus 2.25% or LIBOR plus 3.25%, with the term loan at a rate of prime plus 2.75% or LIBOR plus 3.75%. To control our exposure to interest rates under our facility, we utilize interest rate caps as required by our credit facility. As of June 30, 2005, the interest rate cap provided that the interest rate on approximately $20 million of borrowings under our credit facility cannot exceed an interest rate of 10%. A hypothetical 10% increase in our credit facility’s weighted average interest rate of 6.6% per annum for the year ended June 30, 2005 would correspondingly decrease our earnings and operating cash flows by approximately $1.5 million.

Our privately issued $21.5 million subordinated notes due March 1, 2010 have a fixed interest rate of 14.5%, but have exposure to changes in the debt’s fair value. In connection with our August 2003 refinancing, we amended the terms of these subordinated notes to extend the maturity date from January 18, 2009 to March 1, 2010 and to increase the interest rate from 13.5% per annum to 14.5% per annum. In addition, we issued $160.0 million aggregate principal amount of our senior subordinated notes due September 1, 2010 with a fixed interest rate of 11.75%, which has exposure to changes in the debt’s fair value. We believe that the fair value of our total subordinated debt is approximately $188.7 million (book of $181.5 million). The fair value of our total subordinated debt is based on the quoted market price of our senior subordinated debt.

Item 8. Financial Statements and Supplementary Data

The information required by this Item is included in Part IV, Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) under supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, as of the end of the period covered by this Annual Report on Form 10-K our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission filings. No significant changes were made to our internal controls over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect these controls during our most recent fiscal quarter. The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors and Executive Officers

The following table sets forth information with respect to our directors and executive officers. All directors are elected annually by our shareholders and serve until their successors are duly elected and qualified. Executive officers are elected by and serve at the will of our board of directors.

Name	Age	Position
James R. Hull	67	President, Chief Executive Officer and Chairman of the Board
Michael R. Haislip	53	Vice President, Chief Operating Officer
Michael R. Meyers	48	Vice President, Chief Financial Officer and Assistant Secretary
Robert N. Sherman	58	Vice President, Operations, and Secretary
Stephen M. Hedrick	46	Vice President, Finance, and Treasurer
Michael D. Gregory	47	Vice President, Sales and Marketing
Barry P. Johnson	60	Vice President, Dealer Services
Rick L. Hudson	54	Vice President, Customer Services
Erik Brooks	39	Director
Jay M. Grossman	45	Director
Andrew Banks	51	Director
Brent Stone	28	Director
Blaine F. Wesner	41	Director

James R. Hull has served as president, chief executive officer and one of our directors since October 1994. Prior to that time, Mr. Hull served as a consultant to and subsequently, president of, My Alarm, Inc., a security alarm monitoring company in Dallas, Texas for approximately four years. During the same period, Mr. Hull also assisted in the establishment of Financial Security Services, Inc., a private company which provides collateralized financing to the security industry, and served as its chairman. Mr. Hull also served as president for approximately five years of Network Multi-Family Security, Inc., a private company in Dallas, Texas, which Mr. Hull helped build from a concept to a company monitoring approximately 150,000 security alarm systems installed in multi-family projects in 35 states. In addition, Mr. Hull has over 35 years of senior management experience at the vice president and general management levels with companies in the high-tech and consumer related fields such as Control Data Corporation, Litton Medical Systems, Inc. and Parker Pen Company. Mr. Hull holds a B.S. in electrical engineering.

Michael R. Haislip joined us as vice president and chief operating officer in May 2005. Mr. Haislip has more than 27 years of executive management experience in the cable television industry. From 2003 to 2005, he served as senior vice president at Charter Communications, a national broadband communications company based in St. Louis. Prior to that, he served at various other cable companies, including Armstrong Cable, from 2000 to 2003, and Star Cable Associates, both located in Pennsylvania, and Enstar Communications in Atlanta. He began his career at Cox Communications in Atlanta, where he worked for 10 years in various operations and financial management positions. Mr. Haislip holds a bachelor’s degree in management science, majoring in accounting.

Michael R. Meyers joined us as a vice president and chief financial officer in July 1996. Prior to joining us, Mr. Meyers served as treasurer and vice president of Tyler Corporation, a diversified public holding company. He also served as senior vice president of Forest City Auto Parts, a 65-store auto parts retail division of Tyler Corporation. Prior to that time, Mr. Meyers served as director of finance for a paging subsidiary operation of PacTel Personal Communications, a cellular and paging company. Mr. Meyers is a certified public accountant and has over 20 years of accounting, finance and operations experience with Fortune 500, medium and small companies. Mr. Meyers holds a B.A. in economics, a B.B.A. in business and an M.B.A.

Robert N. Sherman joined us as our vice president, operations, and secretary in October 1994. From 1991 to 1994, Mr. Sherman served as vice president of My Alarm, Inc. Prior to that time, Mr. Sherman served as vice president of Network Multi-Family Security, Inc., which Mr. Sherman helped build from a concept to a company monitoring approximately 150,000 security alarm systems installed in multi-family projects in 35 states. Mr. Sherman holds a B.S. in electrical engineering, a M.S. in computer science and an M.B.A.

Stephen M. Hedrick joined us as our vice president, finance, and treasurer in December 1994. Prior to joining us, Mr. Hedrick served as director of finance and accounting for Access Communication, a shared tenant telecommunications provider. Prior to that time, Mr. Hedrick also served as vice president, finance and administration, for Terra Marine Engineering, Inc., which developed a patented oil exploration technology. Mr. Hedrick is a certified public accountant and has over 20 years of accounting and business administration experience with both Fortune 500 and small, high-growth companies. Mr. Hedrick holds a B.B.A. in accounting.

Michael D. Gregory joined us as our vice president, marketing in February 1995. Prior to joining us, Mr. Gregory served as vice president of sales and marketing for Genstar Rentals, Inc. from 1993 to 1995. Prior to that time, Mr. Gregory was employed by GE Capital in various sales and marketing management positions. Mr. Gregory has 17 years experience in sales and marketing management and holds a B.S. in mechanical engineering and an M.B.A.

Barry P. Johnson joined us as director of dealer services in February 2000 and was promoted to vice president of dealer services in April 2001. Prior to joining us, Mr. Johnson was a financial planner with AXA Advisors from February 1999 to January 2000. In addition, from February 1983 to December 1998, Mr. Johnson served in positions such as production control manager and plant manager with Taylor Publishing Company. Mr. Johnson has over 30 years of business management experience and holds a B.B.A. and M.B.A.

Rick L. Hudson joined us in October 1995 as director of customer service and was promoted to vice president, customer services, in April 2001. Prior to joining us, Mr. Hudson served as director of service for Multi Technology Systems from 1993 to 1994 and director of service and installation for My Alarm, Inc. from 1991 to 1993. Prior to that time, Mr. Hudson served as vice president of customer services for Network Multi-Family. Mr. Hudson holds a B.S. in telecommunications.

Erik Brooks has served as a director since July 2004. Mr. Brooks is a principal of ABRY Partners LLC, a private investment equity firm, which he joined in 1999. Prior to joining ABRY, from 1995 to 1999, Mr. Brooks was a Vice President at NCH Capital, a private equity investment fund. Mr. Brooks is a director of Country Road Communications, LLC and Nexstar Broadcasting Group Inc.

Jay M. Grossman has served as a partner of ABRY Partners, LLC, a private equity investment firm, since April 1996. As general partner, Mr. Grossman initiates investment transactions and executes appropriate diligence and documentation. Prior to joining ABRY, Mr. Grossman was an investment banker specializing in media and entertainment at Kidder Peabody and at Prudential Securities. Mr. Grossman currently serves on the board of directors of several privately owned companies.

Andrew Banks has served as a director since November 2004. Mr. Banks is Chairman and Co-Founder of ABRY Partners LLC, a private equity firm that invests exclusively in the media and communications industry. Prior to founding ABRY in 1989, Mr. Banks was a partner at Bain & Company where he had responsibility for media & communications clients.

Brent Stone has served as a director since July 2004. Mr. Stone is an associate at ABRY Partners, LLC and has been associated with this firm since January 2002. Prior to joining ABRY, from July 2000 to January 2002, he was a member of the Investment Banking Department of Credit Suisse First Boston, formerly Donaldson, Lufkin and Jenrette. From June 1999 to July 2000, Mr. Stone was a member of the Syndicated Finance Group of Chase Securities.

Blaine F. Wesner has served as a general partner of Austin Ventures V, L.P., Austin Ventures VII, L.P., and Austin Ventures VIII, L.P. since May 1998. Mr. Wesner joined Austin Ventures in 1990 and focuses on the firm’s business services investment area. Previously, Mr. Wesner was with Goldman Sachs & Co. in New York and was also the co-founder of Wesner Publications, a chain of suburban and community newspapers located throughout Oklahoma and Texas. Mr. Wesner has served as one of our directors since October 1994 and serves on the board of directors of several privately owned companies.

Audit Committee

Our board of directors has an audit committee consisting of Messrs. James R. Hull, Jay M. Grossman, Erik Brooks, Andrew Banks and Blaine F. Wesner. No member of the audit committee is an “audit committee financial expert” within the meaning of the rules and regulations of the Securities and Exchange Commission. Monitronics does not consider it necessary to have an audit committee financial expert at this time because the members of the audit committee have sufficient backgrounds and experience in sophisticated financial and accounting matters necessary to fulfill the duties and obligations of the audit committee.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions that fully complies with Item 406 of Regulation S-K.

Item 11. Executive Compensation

The following table contains summary information concerning the total compensation for the fiscal years ended June 30, 2003, 2004 and 2005 paid to our chief executive officer and our four other most highly compensated executive officers serving in this capacity as of June 30, 2005, whose total salary and bonus exceeded $100,000 for that fiscal year. We refer to these persons as our “named executive officers.”

Summary Compensation Table

Annual Compensation (1)
Name and Principal Position	Year	Salary($)	Bonus($)	Securities Underlying Options (#)	All Other Compensation($)
James R. Hull President and Chief Executive Officer	2005 2004 2003	443,893 402,152 371,205	225,000 200,000 25,000	135,000 — —	1,884 2,002,050 54,040	(2) (3) (4)
Michael R. Meyers Vice President and Chief Financial Officer	2005 2004 2003	258,921 239,296 224,849	85,000 150,000 15,000	74,216 — —	2,065 1,209 1,698	(2) (2) (2)
Michael D. Gregory Vice President, Sales and Marketing	2005 2004 2003	143,233 141,456 137,514	10,000 15,000 15,000	28,067 — —	1,532 544 949	(2) (2) (2)
Robert N. Sherman Vice President, Operations and Secretary	2005 2004 2003	140,701 130,575 125,532	20,000 20,000 20,000	12,919 — —	1,607 658 930	(2) (2) (2)
Rick L. Hudson Vice President, Customer Services	2005 2004 2003	123,813 115,575 100,532	20,000 20,000 20,000	47,726 — —	1,438 583 844	(2) (2) (2)

(1)	Except as set forth above, the named executive officers did not receive any annual compensation not properly characterized as salary or bonus, except for certain perquisites or other benefits the aggregate incremental cost of which did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for each such officer. We have a medical and health benefits plan and we provide term life insurance for our employees, however, such plans do not discriminate in scope, terms or operation in favor of executive officers or directors and are generally available to all salaried employees. We have a 401(k) plan, but we do not have any pension plan.
(2)	Represents matching contributions to the named executive officer’s 401(k) plan.
(3)	Represents the $2,000,000 transaction fee paid to Mr. Hull in connection with the August 25, 2003 refinancing described in the “Employment Agreements” section below and $2,050 in matching contributions to Mr. Hull’s 401(k) plan.
(4)	Represents $2,940 in payments we made for the premium for James R. Hull’s $750,000 term life insurance policy, $2,000 in matching contributions to Mr. Hull’s 401(k) plan and $49,100 in payments for professional fees related to the preparation of Mr. Hull’s personal tax return.

Option Grants in Last Fiscal Year

The following table shows all grants of stock options to the named executive officers during fiscal year 2005:

	Individual Grants
Name	No. of Securities Underlying Options Granted	Percent of Total Options Granted to Employees in Fiscal Year	Exercise Price ($/Share)	Expiration Date	Grant Date Present Value of Underlying Securities
James R. Hull	135,000	12.0%	$6.00	3/30/2015	$738,450
Michael R. Meyers	74,216	6.6%	$6.00	3/30/2015	$405,962
Michael D. Gregory	28,067	2.5%	$6.00	3/30/2015	$153,526
Robert N. Sherman	12,919	1.1%	$6.00	3/30/2015	$70,667
Rick L. Hudson	47,726	4.2%	$6.00	3/30/2015	$261,061

Generally, we grant options with an exercise price at least equal to or above the fair market value of our common stock on the date of the grant and, as a result, generally do not record compensation cost. The fair value for the options was estimated at the date of grant using a minimum value option pricing model and the following assumptions: weighted average risk-free interest of 2% at grant date, no dividends expected to be declared, and a weighted average expected life of the option of approximately four years.

Aggregated Option Exercises and Fiscal Year-End Option Values

The following table shows all aggregated stock option exercises by the named executive officers during fiscal year 2005:

			No. of Securities Underlying Unexercised Options at Fiscal Year End		Value of Unexercised, In-the-Money Options Held at Fiscal Year End (1)
Name	Shares Acquired On Exercise (#)	Value Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable
James R. Hull	—	—	135,000	—	$—	$—
Michael R. Meyers	—	—	14,843	59,373	$—	$—
Michael D. Gregory	—	—	5,613	22,454	$—	$—
Robert N. Sherman	—	—	2,584	10,335	$—	$—
Rick L. Hudson	—	—	9,545	38,181	$—	$—

(1)	Based on an estimated fair value of common stock at $6.00 per share.

Employment Agreements

James R. Hull has an employment agreement with us that automatically renews on November 1 of each year for successive one-year periods unless prior written notice of nonrenewal is given by us. The agreement provides that we may terminate the agreement for cause and no further payments will be due to Mr. Hull. However, if termination is for “nonperformance” by Mr. Hull, which is defined as a material adverse deviation between our actual results of operations or financial condition as compared to our business plan or future plans approved by our board of directors, we are required to pay Mr. Hull an amount equal to the greater of six months’ base salary or his base salary for the unexpired portion of the current term of the agreement. If we terminate Mr. Hull without cause, we are required to pay him his base salary for 24 months. The agreement also provides for a two-year non-competition covenant following termination, except in the case of termination without cause.

In addition, we entered into an agreement with Mr. Hull pursuant to which we paid Mr. Hull a $2,000,000 transaction fee in cash at the closing of the refinancing on August 25, 2003. Pursuant to the agreement, on November 7, 2003 we purchased 400,000 shares of Class A common stock owned by the Hull Family Limited Partnership (the “Partnership”) at a purchase price of $1,000,000 in cash. The agreement also gives the partnership and Mr. Hull with the right to sell up to $500,000 in value of his Class A common stock to us in each of the five fiscal years ending June 20, 2009 at purchase prices per share that are based on a multiple of our consolidated cash flow. To the extent Mr. Hull does not sell $500,000 in value of his Class A common stock to us in any given fiscal year, he can sell the difference between $500,000 and the amount he sold to us in future fiscal years through fiscal year 2009. On November 22, 2004, the Partnership exercised the first of five option exercises and sold the Company 57,549 shares of Class A common stock for $500,000. The agreement also provides that if we establish any stock option plans for our directors or executive officers while Mr. Hull is our chief executive officer, we must award Mr. Hull options to purchase at least 10% of the shares of our capital stock available for issuance under any such plans.

Michael R. Meyers has an employment agreement with us which terminates on August 31, 2006 and is automatically renewable on September 1, 2006 and on September 1 of each year thereafter for successive one-year periods unless written notice of nonrenewal is given by us. The agreement may be terminated by us for cause and in that event no further amounts will be due to Mr. Meyers. However, if termination is for nonperformance by Mr. Meyers, we are required to pay an amount equal to the greater of six months’ base salary or the base salary for the unexpired portion of the current term of the agreement. If the termination is without cause, we are required to pay an amount equal to the greater of nine months’ base salary or the base salary for the unexpired portion of the current term of the agreement. The agreement also provides for a two-year non-competition covenant following termination, except in the case of termination without cause.

Robert N. Sherman also has an employment agreement with us which automatically renews on November 1 of each year for successive one-year periods unless written notice of nonrenewal is given by us. Mr. Sherman’s employment agreement provides that we may terminate the agreement for cause and no further payments will be due to Mr. Sherman. However, if termination is for nonperformance by Mr. Sherman or without cause, we are required to pay an amount equal to the greater of six months’ base salary or the base salary for the unexpired portion of the current term of the agreement. The agreement also provides for a two-year non-competition covenant following termination, except in the case of termination without cause.

Michael D. Gregory also has an employment agreement with us which automatically renews on February 1 of each year for successive one-year periods unless written notice of nonrenewal is given by us. The agreement may be terminated by us for cause and in that event no further amounts will be due to Mr. Gregory. If the agreement is terminated for nonperformance by Mr. Gregory, he is entitled to his base salary for three months and if it is terminated without cause, he is entitled to the greater of his base salary for six months or the base salary for the unexpired portion of the current term of the agreement. The agreement also provides for a two-year non-competition covenant following termination, except in the case of termination without cause.

Stock Option Plans

Our 1999, 2001 and 2005 stock option plans provide for grants of nonqualified stock options to our directors, executive officers, employees and consultants to promote our long-term financial success and, specifically, to retain and motivate our key personnel and consultants to make contributions to our success. All plans are administered by our board of directors. Currently, no plan has a pre-set formula or criteria for determining the number of options that may be granted to a director, executive officer, employee or consultant. The exercise price for an option granted under each plan may not be less than 100% of the fair market value of our Class A common stock on the date of grant. Our board of directors reviews and evaluates the overall compensation package of our executive officers and employees and determines the awards based on our overall performance and the individual performance of our executive officers and employees. The total number of shares of our Class A common stock that may be subject to options under the 1999 plan is 150,000, under the 2001 plan is 250,000 and under the 2005 plan is 1,350,000. As of June 30, 2005, options to purchase 150,000, 234,500 and 814,303 shares of our Class A common stock were outstanding under the 1999 plan, the 2001 plan and the 2005 plan, respectively.

Indemnification Agreements

Each member of our board of directors and each executive officer has entered into an indemnification agreement with us pursuant to which we have agreed to indemnify the director or executive officer to the fullest extent permitted by the Texas Business Corporation Act against expenses, judgments, penalties, fines and settlements incurred by or on behalf of the director in connection with any proceeding arising out of their services as a director or executive officer or their service in a representative capacity at our request.

Director Compensation

We do not provide compensation to any of our directors for their services as directors. Our directors are entitled to reimbursement of their reasonable out-of-pocket expenses incurred in connection with their travel to and attendance at meetings of the board of directors or committees thereof.

Compensation Committee Interlocks and Insider Participation

Decisions on executive compensation in fiscal year 2005 were made by the Compensation Committee upon the recommendation of the Company’s executive management. During fiscal year 2005, the Compensation Committee consisted of Messrs. James R. Hull, Jay Grossman, Erik Brooks, Blaine F. Wesner and Royce Yudkoff, who was replaced by Andrew Banks on November 23, 2004. No member of the Compensation Committee was an officer or employee of our company, except for Mr. Hull, our chief executive officer, or had any relationship with our company that is required to be disclosed as a Compensation Committee Interlock as described in Item 402(j)(3) of Regulation S-K promulgated under the Securities Act of 1933.

Mr. Banks is chairman and co-founder of ABRY Partners, LLC (“ABRY”), Mr. Yudkoff is president and managing partner of ABRY and he has sole voting and investment power over the shares held by ABRY IV, L.P. and ABRY Investment Partnership, L.P., Mr. Grossman is a partner of ABRY Partners, LLC, and Mr. Brooks is a principal of ABRY. ABRY IV, L.P. has a 44.5% beneficial ownership interest in the Company and has the right to designate a majority of the members of our board of directors. Mr. Wesner is the general partner of Austin Ventures V, L.P., Austin Ventures V Affiliates Fund (collectively “AV-V”), Austin Ventures VI, L.P., Austin Ventures VII, L.P., Austin Ventures VIII, L.P, and assignee of Austin Ventures III-A, L.P and Austin Ventures III-B, L.P. (collectively “AV-III”). AV-III and AV-V have a combined 21.1% beneficial ownership interest in the Company and the right to designate one member of our board of directors.

For further information regarding our transactions with the Hull Family Limited Partnership, ABRY and Austin Ventures, please see Item 13 - Part III of this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Beneficial Ownership

The following table sets forth certain information with respect to the beneficial ownership of our Class A common stock and Series A preferred stock on June 30, 2005 by:

•	each shareholder owning more than five percent of any class of our capital stock;

•	each of our directors;

•	each of our named executive officers; and

•	all directors and executive officers as a group.

	Number of Shares		Percent of Class
	Class A Common	Series A Preferred	Class A Common	Series A Preferred	Voting Power
Five Percent Holders

Austin Ventures III-A, L.P. (1)	—	3,353,621	—	40.9%	8.7%
Austin Ventures III-B, L.P. (1) 300 West 6th Street, Suite 2300 Austin, Texas 78701	—	2,832,733	—	34.6%	7.4%

Austin Ventures V, L.P. (2)	—	1,905,449	—	23.3%	5.0%
Austin Ventures V Affiliates Fund, L.P. (2) 300 West 6th Street, Suite 2300 Austin, Texas 78701	—	95,272	—	1.2%	*

ABRY Partners IV, L.P. (3)	17,121,419	—	56.6%	—	44.5%
ABRY Investment Partnership, L.P. (3) 111 Huntington Avenue Boston, Massachusetts 02199	10,570	—	*	—	*

Capital Resource Lenders II, L.P. (4) 85 Merrimac Street, Suite 200 Boston, Massachusetts 02114	2,964,585	—	9.8%	—	7.7%

New York Life Capital Partners II, L.P. (5) 51 Madison Avenue, Suite 3009 New York, New York 10010	5,000,000	—	16.5%	—	13.0%

PPM America Private Equity Fund LP (6) 225 W. Wacker Drive, Suite 1200 Chicago, Illinois 60606	3,699,959	—	12.2%	—	9.6%

Executive Officers and Directors
James R. Hull (7) 2350 Valley View Lane, Suite 100 Dallas, Texas 75234	478,669	—	1.6%	—	1.2%

Blaine F. Wesner (8) 300 West 6th Street, Suite 2300 Austin, Texas 78701	—	—	—	—	—

Jay M. Grossman (9) 111 Huntington Avenue Boston, Massachusetts 02199	—	—	—	—	—

	Number of Shares		Percent of Class
	Class A Common	Series A Preferred	Class A Common	Series A Preferred	Voting Power
Erik Brooks (9) 111 Huntington Avenue Boston, Massachusetts 02199	—	—	—	—	—

Andrew Banks (9) 111 Huntington Avenue Boston, Massachusetts 02199	—	—	—	—	—

Brent Stone (9) 111 Huntington Avenue Boston, Massachusetts 02199	—	—	—	—	—

Robert N. Sherman 2350 Valley View Lane, Suite 100 Dallas, Texas 75234	287,081	—	*	—	*

Michael R. Meyers 2350 Valley View Lane, Suite 100 Dallas, Texas 75234	125,784	—	*	—	*

Michael D. Gregory 2350 Valley View Lane, Suite 100 Dallas, Texas 75234	71,933	—	*	—	*

Rick L. Hudson 2350 Valley View Lane, Suite 100 Dallas, Texas 75234	52,274	—	*	—	*

All directors and executive officers as a group (13 persons)	1,094,473	—	3.6%	—	2.8%

*	Less than one percent.
(1)	AV Partners III, L.P. is the general partner of Austin Ventures III-A, L.P. (“AV III-A”) and Austin Ventures III-B, L.P. (“AV III-B”), and has sole voting and investment power over shares held by such entities. Kenneth P. DeAngelis, Joseph C. Aragona and Jeffrey C. Garvey, as general partners of AV Partners III, L.P., and Blaine F. Wesner as an assignee of AV Partners III, L.P., may be deemed to have shared voting and investment power over such shares. Each of Messrs. DeAngelis, Aragona, Garvey and Wesner disclaims beneficial ownership of the shares held by funds affiliated with Austin Ventures, except to the extent of his pecuniary interest therein.
(2)	AV Partners V, L.P. is the general partner of Austin Ventures V, L.P. (“AV-V”) and Austin Ventures V Affiliates Fund, L.P. (“AV Affiliates”) and has sole voting and investment power over shares held by such entities. Messrs. DeAngelis, Aragon, Garvey, Wesner and John D. Thornton, as general partners of AV Partners V, L.P., may be deemed to have shared voting and investment power over such shares. Each of Messrs. DeAngelis, Aragona, Garvey, Wesner and Thornton disclaims beneficial ownership of the shares held by funds affiliated with Austin Ventures, except to the extent of his pecuniary interest therein.
(3)	Royce Yudkoff has sole voting and investment power over the shares held by ABRY Partners IV, L.P. (“ABRY IV”) as the sole member of ABRY Capital Partners, LLC, which is the sole general partner of ABRY Capital Partners, L.P., which is the sole general partner of ABRY IV. Mr. Yudkoff also has sole voting and investment power over the shares held by ABRY Investment Partnership, L.P. (“ABRY Investment”) as the sole member of ABRY Investment GP, LLC, which is the sole member of ABRY Investment.

(4)	Robert C. Ammerman has sole voting and investment power over the shares held by Capital Resource Lenders II, L.P. (“Capital Resource”) as the sole general partner of Capital Resource Partners II, L.P., which is the general partner of Capital Resource.
(5)	New York Life Capital Partners II, L.L.C. is the general partner of New York Life Capital Partners II, L.P. and has sole voting and investment power over shares held by New York Life Capital Partners II, L.P. David Bangs, James Barker, Steven Benevento, William Cheng, Adam Clemens, Thomas Haubenstricker, Thomas Knoff, Brian Murdock, John Schumacher, Kevin Smith and Gary Wendlandt, as members of the investment committee of New York Life Capital Partners II, L.L.C., may be deemed to have shared voting and investment power over such shares. Each of Messrs. Bangs, Barker, Benevento, Cheng, Clemens, Haubenstricker, Knoff, Murdock, Schumacher, Smith and Wendlandt disclaims beneficial ownership of the shares held by New York Life Capital Partners II, L.P., except to the extent of any pecuniary interest therein.
(6)	PPM America Capital Partners, LLC is the general partner of PPM America Private Equity Fund, LP and has sole voting and investment power over shares held by PPM America Private Equity Fund, LP. Bruce Gorchow and Scott Rooth as members of the investment committee of PPM America Capital Partners, LLC, may be deemed to have shared voting and investment power over such shares.
(7)	Hull Family Limited Partnership owns 478,669 shares of Class A common stock. James Hull Management Trust is the general partner of Hull Family Limited Partnership. James R. Hull is the sole trustee of James Hull Management Trust and, therefore, has sole voting and investment power over and is deemed to also beneficially own these shares.
(8)	Does not include 3,353,621 shares of Series A preferred stock beneficially owned by AV III-A, 2,832,733 shares of Series A preferred stock beneficially owned by AV III-B, 1,905,449 shares of Series A preferred stock beneficially owned by AV-V and 95,272 shares of Series A preferred stock beneficially owned by AV Affiliates. Mr. Wesner disclaims beneficial ownership of such shares except to the extent of his pecuniary interest.
(9)	Does not include 17,121,419 shares of Class A common stock beneficially owned by ABRY IV and 10,570 shares of Class A common stock beneficially owned by ABRY Investment. Each of Messrs. Grossman, Brooks, Banks and Stone disclaims beneficial ownership of such shares.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by the security holders	—	$—	—

Equity compensation plans not approved by security holders

1999 Option Plan(1)	150,000	$11.33	—

2001 Option Plan(2)	234,500	$6.00	15,500

2005 Option Plan(3)	814,303	$6.00	535,697

Total	1,198,803	$6.67	551,197

(1)	The 1999 Stock Option Plan was adopted November 3, 1999 and provides for the grant of options to purchase up to 150,000 shares of Class A common stock to officers and employees. Mr. Barry Johnson has 30,000 options issued and outstanding under this plan. At June 30, 2005, all options authorized by the board of directors for issuance under this plan had been issued. See Part III, Item 11 for a description of this stock option plan.

(2)	The 2001 Stock Option Plan was adopted on April 27, 2001 and provides for the grant of options to purchase up to 250,000 shares of Class A common stock to officers and employees. Messrs. Robert N. Sherman, Michael D Gregory, Rick L. Hudson and Stephen M. Hedrick have 12,919, 28,067, 47,726 and 28,067 options, respectively, issued and outstanding under this plan. See Part III, Item 11 for a description of this stock option plan.
(3)	The 2005 Stock Option Plan was adopted on March 28, 2005 and provides for the grant of options to purchase up to 1,350,000 shares of Class A common stock to officers and employees. Messrs. James R. Hull, Michael R. Haislip, Michael R. Meyers and Barry P. Johnson have 135,000, 400,000, 74,216 and 78,201 options, respectively, issued and outstanding under this plan. See Part III, Item 11 for a description of this stock option plan.

Item 13. Certain Relationships and Related Transactions

On January 18, 2002, we borrowed an aggregate of $40 million from The Northwestern Mutual Life Insurance Company (“Northwestern Mutual”) pursuant to a subordinated note and warrant purchase agreement. The subordinated notes initially accrued interest at 13.5% per annum, of which 12.0% per annum was payable in cash and 1.5% per annum was added to the outstanding principal amount, and were due and payable on January 18, 2009. We also issued warrants currently exercisable for 1,133,328 shares of class A common stock at an exercise price of $0.01 per share in connection with the subordinated notes. A portion of the proceeds of the August 2003 refinancing was used to repay $20.5 million principal amount of the subordinated notes outstanding at a repurchase price of $23.2 million. The terms of the remaining $20.5 million principal amount of subordinated notes were amended to extend the maturity to March 1, 2010 and to provide that the 1.5% per annum interest to be added to the outstanding principal amount be increased to 2.5% per annum on December 15, 2003 with the increased rate to be applied retroactively to August 25, 2003. In connection with the repurchase and amendment of the subordinated notes, Northwestern Mutual received a fee of approximately $205,000.

On July 14, 2004, we completed a recapitalization in which we redeemed approximately $5.6 million of the Series C and Series C-1 preferred stock held by Windward Capital Partners II, L.P. and Windward Capital LP II, LLC (collectively, the “Windward entities”) and then issued shares of a newly created Series A preferred stock or Class A common stock to our preferred stockholders in exchange for all of their shares of preferred stock, Class A common stock and warrants to purchase Class A common stock. The Windward entities subsequently sold the Class A common stock they received in exchange for their remaining Series C and Series C-1 preferred stock to New York Life Capital Partners II, L.P. (“New York Life”) and PPM America Private Equity Fund LP (“PPM”).

In connection with the recapitalization we entered into a Fifth Amended and Restated Shareholders Agreement (the “Shareholders Agreement”) with each of AV III-A, AV III-B, AV-V, AV Affiliates (collectively, “Austin Ventures”), ABRY IV, ABRY Investment (collectively, “ABRY”), Capital Resource, New York Life, PPM, The Northwestern Mutual Life Insurance Company (“Northwestern Mutual”), the Hull Family Limited Partnership, Michael R. Meyers, Stephen M. Hedrick, Robert N. Sherman and Michael D. Gregory which provides that our board of directors will consist of up to seven members. Upon consummation of the recapitalization and as required by the Shareholders Agreement, our board was reconstituted to consist of four directors designated by ABRY, one director designated by Austin Ventures and James R. Hull for so long as he is employed by us. In addition the Shareholders Agreement provides that the individual serving as our chief executive officer will be designated as a director. This director position is currently filled by Mr. Hull such that our current board of directors consists of six individuals.

The Shareholders Agreement provides that if any party desires to transfer shares of our capital stock, that party must, subject to certain restrictions, first offer the other parties to the agreement the opportunity to purchase such shares. This right of first refusal does not apply to sales by Austin Ventures of its shares of our Series A preferred stock received in the recapitalization or sales by Northwestern Mutual of shares of our Class A common stock if such shares are sold to a purchaser of the senior subordinated notes held by Northwestern Mutual. The right of first refusal also does not apply to sales of shares by ABRY during any period in which ABRY and its affiliates hold at least 75% of the shares of Class A common stock held by them immediately after the recapitalization or 32.4% of our fully-diluted common stock. If the other parties choose not to purchase a selling shareholder’s shares, the selling shareholder must offer them the opportunity to include in the proposed sale their proportionate share of Class A common stock or Series A preferred stock based on their fully-diluted share ownership. This co-sale right will not apply to shares of Series A preferred stock after the date on which the holders thereof elect for such shares to begin accruing dividends. Furthermore, no shares of Series A preferred stock may be transferred without the consent of the holders of a majority of the shares held by ABRY, unless such shares are transferred in compliance with the co-sale rights applicable to the Series A preferred stock or other limited exceptions. In addition, Austin Ventures, ABRY, Capital Resource, New York Life, PPM, Northwestern Mutual and the Hull Family Limited Partnership have the contractual preemptive right to purchase a pro rata share based on the number of shares of our common stock (assuming conversion, exercise or exchange of all outstanding equity securities of the company) of any equity securities we propose to issue, with certain exceptions.

The Shareholders Agreement permits ABRY to initiate the sale or liquidation of the company at any time provided that ABRY or its affiliates own at least 75% of the shares of Class A common stock held by them immediately after the recapitalization or 32.4% of our fully-diluted common stock. If the holders of the Series A preferred stock have elected for the shares to begin accruing dividends and we have not redeemed the Series A preferred stock on or prior to June 30, 2009, the holders of the Series A preferred stock may also initiate the sale or liquidation of the company.

We also entered into a Registration Agreement in connection with the recapitalization with each of Austin Ventures, ABRY, Capital Resource, New York Life, PPM and Northwestern Mutual pursuant to which they may require us to register under the Securities Act of 1933 the shares of Class A common stock owned by them. The right to demand registration of the shares may be exercised twice only by ABRY so long as ABRY or its affiliates own at least 75% of the shares of Class A common stock held by them immediately after the recapitalization or 32.4% of our fully-diluted common stock. Otherwise the registration demand may be made by the holders of a majority of the Class A common stock who are parties to the agreement. The holders of at least 66 2/3% of the shares issued upon exercise of the warrant held by The Northwestern Mutual Life Insurance Company may also demand registration of their shares at any time after our initial public offering. If we become eligible to use a short-form registration statement, the holders with demand registration rights may request an unlimited number of short-form registrations provided that the fair market value of shares to be registered is at least $10 million. In addition, if we propose to register any of our securities under the Securities Act of 1933 these shareholders will have the right to include in such registration their shares of Class A common stock. James R. Hull also has the right to include the shares of Class A common stock held by the Hull Family Limited Partnership in any registration of company securities that we effect pursuant to the terms of the Amended and Restated Affiliate Registration Agreement, dated May 10, 1996, as amended.

Northwestern Mutual has the contractual preemptive right to purchase its pro rata share, based on the number of warrants or warrant shares owned by it in relation to the fully diluted outstanding shares of our Class A common stock, of any subordinated debt, with certain exceptions, proposed to be issued by us at any time prior to the closing of a firm commitment underwritten public offering of shares of our Class A common stock meeting certain criteria, which we refer to in this prospectus as a “qualified public offering.”

We have entered into an agreement with James R. Hull, our president, chief executive officer and founder, pursuant to which we paid Mr. Hull a $2 million transaction fee in cash at the closing of the Refinancing Transactions for his significant involvement in structuring the August 2003 refinancing and negotiating with our shareholders, noteholders and bank syndicate members. Pursuant to the agreement, on November 7, 2003, we purchased 400,000 shares of Class A common stock owned by Mr. Hull’s family partnership at a purchase price of $1,000,000 in cash. The agreement also gives the Partnership and Mr. Hull the right to sell up to $500,000 in value of his Class A common stock to us in each of the next five fiscal years ending June 30, 2009 at purchase prices per share that are based on a multiple of our consolidated cash flow. See Part III - Item 11: “Employee Agreements” of this Annual Report on Form 10-K for a more complete discussion of the terms of Mr. Hull’s agreement.

We paid an advisory fee of $2.7 million to ABRY Partners LLC, an affiliate of ABRY Capital Partners, L.P., in connection with their services in advising on the terms and the structure of the August 2003 refinancing. An affiliate of ABRY Capital Partners, L.P. purchased notes in the offering related to the August 2003 refinancing.

Item 14. Principal Accountant Fees and Services

Audit and Non-Audit Fees

Aggregate fees for professional services billed for the fiscal years ended June 30, 2005 and 2004 for professional services rendered by Ernst & Young LLP (principal accountant) are set forth in the table below.

	Fiscal Year 2005 (in thousands)	Fiscal Year 2004 (in thousands)
Audit Fees	$306	$576
Audit-Related Fees	$—	$—
Tax Fees	$256	$171
All Other Fees	$1	$3

Total	$563	$750

Audit Fees for the fiscal years ended June 30, 2005 and 2004 were for professional services rendered by Ernst & Young LLP for the audits, interim reviews and the Form S-4 registration filing (declared effective November 2004).

Tax Fees for the fiscal years ended June 30, 2005 and 2004 were for professional services rendered by Ernst & Young LLP for tax compliance, tax advice, tax regulatory audit support and other tax preparation services.

All Other Fees for the fiscal years ended June 30, 2005 and 2004 were for on-line accounting information subscriptions provided by Ernst & Young LLP.

None of the services described above were approved under the de minimus exception provided by Rule 2-01(c)(7)(i)(C) under Regulation S-X.

Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Auditor

In September 2004, the Audit Committee adopted a pre-approval policy that provides guidelines for engaging our independent auditor to render audit and non-audit services. The policy provides that the service must be either specifically approved by the Audit Committee or entered into pursuant to the terms and conditions of the pre-approval policy. The independent auditor, chief financial officer or the vice president of finance should submit requests or applications for services that require separate approval to the Audit Committee.

The term of all pre-approved services is 12 months from the date of pre-approval, unless the Audit Committee specifically provides for a different period. The Audit Committee will periodically revise the list of pre-approved services.

In accordance with the pre-approval policy, Mr. James R. Hull, chief executive officer and Audit Committee member, has been delegated the authority to pre-approve audit and non-audit services. Mr. Hull must report any pre-approval decisions to the Audit Committee at its next scheduled meeting.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K.

Financial Statements. The following financial statements of Monitronics International, Inc., as of June 30, 2005 and 2004 and for the years ended June 30, 2005, 2004 and 2003 are filed as part of this Annual Report on Form 10-K on the pages indicated:

Audited Financial Statements:

(b)	Exhibits

2.1	Recapitalization Agreement, dated July 14, 2004, among Monitronics International, Inc., Austin Ventures III-A, L.P., Austin Ventures III-B, L.P., Austin Ventures V, L.P., Austin Ventures V Affiliates Fund, Capital Resource Lenders II, L.P., ABRY Partners IV, L.P., ABRY Investment Partnership, L.P., Windward Capital Partners II, L.P., Windward Capital LP II, LLC, New York Life Capital Partners II, L.P., PPM America Private Equity Fund LP and The Northwestern Mutual Life Insurance Company. (previously filed as Exhibit 2.1 to Amendment No. 3 to the registrant’s Registration Statement on Form S-4 (File No. 333-110025) and incorporated herein by reference)

3.1	Restated Articles of Incorporation of Monitronics International, Inc. (previously filed as Exhibit 3.1 to Amendment No. 3 to the registrant’s Registration Statement on Form S-4 (File No. 333-110025) and incorporated herein by reference)

3.2	Bylaws of Monitronics International, Inc. (previously filed as Exhibit 3.2 to the registrant’s Registration Statement on Form S-4 (File No. 333-110025) and incorporated herein by reference)

4.1	Form of Global Note for the 11 3/4% Senior Subordinated Notes due 2010 of Monitronics International, Inc. (contained as an exhibit to Exhibit 4.2 hereto)

4.2	Indenture, dated as of August 25, 2003, by and between Monitronics International, Inc. and The Bank of New York Trust Company of Florida, N.A. with respect to the 11 3/4% Senior Subordinated Notes due 2010 (previously filed as Exhibit 4.2 to the registrant’s Registration Statement on Form S-4 (File No. 333-110025) and incorporated herein by reference)

10.1	Credit Agreement, dated as of August 25, 2003, by and among Monitronics International, Inc., the lenders (named therein), Fleet National Bank, as administrative agent for each of the other credit parties thereto, and Bank of America, N.A., as syndication agent for each of the other credit parties thereto (previously filed as Exhibit 10.1 to the registrant’s Registration Statement on Form S-4 (File No. 333-110025) and incorporated herein by reference)

10.2	First Amendment to Credit Agreement, dated July 14, 2004, by and among Monitronics International, Inc., the lenders (named therein), Fleet National Bank, as administrative agent for each of the other credit parties thereto, and Bank of America, N.A., as syndication agent for each of the other credit parties thereto (previously filed as Exhibit 10.2 to Amendment No. 3 to the registrant’s Registration Statement on Form S-4 (File No. 333-110025) and incorporated herein by reference)

10.3	Security Agreement, dated as of August 25, 2003, by and among Monitronics International, Inc., each of the subsidiaries of Monitronics International, Inc. from time to time party thereto and Fleet National Bank, as administrative agent for the lenders from time to time party to the Credit Agreement dated August 25, 2003 (previously filed as Exhibit 10.2 to the registrant’s Registration Statement on Form S-4 (File No. 333-110025) and incorporated herein by reference)

10.4	Collateral Patent, Trademark, Copyright and License Agreement, dated August 25, 2003, by and among Monitronics International, Inc. and Fleet National Bank, as administrative agent for the lenders from time to time party to the Credit Agreement dated August 25, 2003 (previously filed as Exhibit 10.3 to the registrant’s Registration Statement on Form S-4 (File No. 333-110025) and incorporated herein by reference)

10.5	Guarantee Agreement, dated as of August 25, 2003, by and among Monitronics International, Inc., each of the subsidiaries of Monitronics International, Inc. from time to time party thereto and Fleet National Bank, as administrative agent under the Credit Agreement dated August 25, 2003 (previously filed as Exhibit 10.4 to the registrant’s Registration Statement on Form S-4 (File No. 333-110025) and incorporated herein by reference)

10.6	Amended and Restated Affiliate Subordination Agreement, dated as of July 14, 2004, by and among Austin Ventures III-A, L.P., Austin Ventures III-B, L.P., Austin Ventures V, L.P., Austin Ventures V Affiliates Fund, L.P., Capital Resource Lenders II, L.P., ABRY Partners IV, L.P., ABRY Investment Partnership, L.P., New York Life Capital Partners II, L.P., PPM America Private Equity Fund LP, The Northwestern Mutual Life Insurance Company, Hull Family Limited Partnership, James Hull, Robert Sherman, Michael Gregory, Michael Meyers and Stephen Hedrick, as subordinated creditors, and Fleet National Bank, as secured party for the lenders from time to time party to the Credit Agreement dated August 25, 2003 (previously filed as Exhibit 10.6 to Amendment No. 3 to the registrant’s Registration Statement on Form S-4 (File No. 333-110025) and incorporated herein by reference)

10.7	Intercreditor and Subordination Agreement, dated as of August 25, 2003, by and among Monitronics International, Inc., The Northwestern Mutual Life Insurance Company and The Bank of New York Trust Company of Florida, N.A. (previously filed as Exhibit 10.6 to the registrant’s Registration Statement on Form S-4 (File No. 333-110025) and incorporated herein by reference)

10.8	Intercreditor and Subordination Agreement, dated as of August 25, 2003 by and among Monitronics International, Inc., Fleet National Bank, as administrative agent for the lenders from time to time party to the Credit Agreement, and The Northwestern Mutual Life Insurance Company (previously filed as Exhibit 10.7 to the registrant’s Registration Statement on Form S-4 (File No. 333-110025) and incorporated herein by reference)

10.9	Pledge Agreement, dated as of August 25, 2003, by and between The Northwestern Mutual Life Insurance Company, as pledgor, and Fleet National Bank, as administrative agent for the lenders from time to time party to the Credit Agreement dated August 25, 2003 (previously filed as Exhibit 10.8 to the registrant’s Registration Statement on Form S-4 (File No. 333-110025) and incorporated herein by reference)

10.10	Amended and Restated Pledge Agreement, dated as of July 14, 2004, by and among Austin Ventures III-A, L.P., Austin Ventures III-B, L.P., Austin Ventures V, L.P., Austin Ventures V Affiliates Fund, L.P., Capital Resource Lenders II, L.P., ABRY Partners IV, L.P., ABRY Investment Partnership, L.P., New York Life Capital Partners II, L.P., PPM America Private Equity Fund LP, Hull Family Limited Partnership, James Hull, Robert Sherman, Michael Gregory, Michael Meyers, and Stephen Hedrick, as pledgors, and Fleet National Bank, as administrative agent for the lenders from time to time party to the Credit Agreement dated August 25, 2003 (previously filed as Exhibit 10.10 to Amendment No. 3 to the registrant’s Registration Statement on Form S-4 (File No. 333-110025) and incorporated herein by reference)

10.11	Affiliate Registration Agreement, dated October 21, 1994, by and among AV Alarm, Inc. (now known as Monitronics International, Inc.) and James R. Hull (previously filed as Exhibit 10.14 to the registrant’s Registration Statement on Form S-4 (File No. 333-110025) and incorporated herein by reference)

10.12	Amendment to Affiliate Registration Agreement, dated November 10, 1994, by and among AV Alarm, Inc. (now known as Monitronics International, Inc.) and James R. Hull, as shareholder, and Austin Ventures III-A, L.P. and Austin Ventures III-B, L.P., as purchasers (previously filed as Exhibit 10.15 to the registrant’s Registration Statement on Form S-4 (File No. 333-110025) and incorporated herein by reference)

10.13	Fifth Amended and Restated Registration Agreement, dated July 14, 2004, by and among Monitronics International, Inc., and Austin Ventures III-A, L.P., Austin Ventures III-B, L.P., Austin Ventures V, L.P., Austin Ventures V Affiliates Fund, L.P., Capital Resource Lenders II, L.P., ABRY Partners IV, L.P., ABRY Investment Partnership, L.P., New York Life Capital Partners II, L.P., PPM America Private Equity Fund, LP and The Northwestern Mutual Life Insurance Company, as purchasers (previously filed as Exhibit 10.15 to Amendment No. 3 to the registrant’s Registration Statement on Form S-4 (File No. 333-110025) and incorporated herein by reference)

10.14	Fifth Amended and Restated Shareholders Agreement, dated July 14, 2004, by and among Monitronics International, Inc. and Austin Ventures III-A, L.P., Austin Ventures III-B, L.P., Austin Ventures V, L.P., Austin Ventures V Affiliates Fund, L.P., Capital Resource Lenders II, L.P., ABRY Partners IV, L.P., ABRY Investment Partnership, L.P., New York Life Capital Partners II, L.P., PPM America Private Equity Fund LP, The Northwestern Mutual Life Insurance Company, as purchasers, Hull Family Limited Partnership, L.P., Robert N. Sherman, Michael Meyers, Stephen Hedrick, and Michael Gregory, as common shareholders (previously filed as Exhibit 10.16 to Amendment No. 3 to the registrant’s Registration Statement on Form S-4 (File No. 333-110025) and incorporated herein by reference)

10.15	Subordinated Note and Warrant Purchase Agreement, dated January 18, 2002, by and between Monitronics International, Inc. and The Northwestern Mutual Life Insurance Company (previously filed as Exhibit 10.30 to the registrant’s Registration Statement on Form S-4 (File No. 333-110025) and incorporated herein by reference)

10.16	First Amendment to Subordinated Note and Warrant Purchase Agreement, dated August 25, 2003, by and between Monitronics International, Inc. and The Northwestern Mutual Life Insurance Company (previously filed as Exhibit 10.31 to the registrant’s Registration Statement on Form S-4 (File No. 333-110025) and incorporated herein by reference)

10.17	Second Amendment to Subordinated Note and Warrant Purchase Agreement, dated July 14, 2004, by and between Monitronics International, Inc. and The Northwestern Mutual Life Insurance Company (previously filed as Exhibit 10.19 to Amendment No. 3 to the registrant’s Registration Statement on Form S-4 (File No. 333-110025) and incorporated herein by reference)

10.18+	Employment Agreement, effective as of October 21, 1994, by and between AV Alarm, Inc. (now known as Monitronics International, Inc.) and James R. Hull (previously filed as Exhibit 10.33 to the registrant’s Registration Statement on Form S-4 (File No. 333-110025) and incorporated herein by reference)

10.19+	Agreement, dated as of August 18, 2003, by and between James R. Hull and Monitronics International, Inc. (previously filed as Exhibit 10.34 to the registrant’s Registration Statement on Form S-4 (File No. 333-110025) and incorporated herein by reference)

10.20+	First Amendment to Agreement, dated September 23, 2004, by and between James R. Hull and Monitronics International, Inc. (previously filed as Exhibit 10.20 to Amendment No. 5 to the registrant’s Registration Statement on Form S-4 (File No. 333-110025) and incorporated herein by reference)

10.21+	Employment Agreement, effective as of October 21, 1994, by and between AV Alarm, Inc. (now known as Monitronics International, Inc.) and Robert N. Sherman (previously filed as Exhibit 10.35 to the registrant’s Registration Statement on Form S-4 (File No. 333-110025) and incorporated herein by reference)

10.22+	Employment Agreement, effective as of February 1, 1995, by and between AV Alarm, Inc. (now known as Monitronics International, Inc.) and Michael D. Gregory (previously filed as Exhibit 10.36 to the registrant’s Registration Statement on Form S-4 (File No. 333-110025) and incorporated herein by reference)

10.23	Form of Indemnification Agreement by and between Monitronics International, Inc. and each of James R. Hull, Blaine F. Wesner, Jay M. Grossman, Erik Brooks, Andrew Banks and Brent Stone (previously filed as Exhibit 10.37 to the registrant’s Registration Statement on Form S-4 (File No. 333-110025) and incorporated herein by reference)

10.24	Form of Indemnification Agreement by and between Monitronics International, Inc. and each of Michael R. Haislip, Michael R. Meyers, Robert N. Sherman, Stephen M. Hedrick, Michael D. Gregory, Barry P. Johnson and Rick L. Hudson (previously filed as Exhibit 10.38 to the registrant’s Registration Statement on Form S-4 (File No. 333-110025) and incorporated herein by reference)

10.25	Commercial Lease Agreement, dated April 24, 2000, by and between Monitronics International, Inc. and Valley View Tech, Inc. (previously filed as Exhibit 10.39 to the registrant’s Registration Statement on Form S-4 (File No. 333-110025) and incorporated herein by reference)

10.26	Commercial Lease Agreement, dated June 22, 1998, by and between Monitronics International, Inc. and Valley View Tech, Inc. (previously filed as Exhibit 10.40 to the registrant’s Registration Statement on Form S-4 (File No. 333-110025) and incorporated herein by reference)

10.27	First Amendment to Commercial Lease Agreement, dated April 24, 2000, by and between Monitronics International, Inc. and Valley View Tech, Inc. (previously filed as Exhibit 10.41 to the registrant’s Registration Statement on Form S-4 (File No. 333-110025) and incorporated herein by reference)

10.28	Second Amendment to Commercial Lease Agreement, dated September 27, 2001, by and between Monitronics International, Inc. and Valley View Tech, Inc. (previously filed as Exhibit 10.42 to the registrant’s Registration Statement on Form S-4 (File No. 333-110025) and incorporated herein by reference)

10.29	Commercial Lease Agreement, dated March 18, 1999, by and between Monitronics International, Inc. and Valley View Tech, Inc. (previously filed as Exhibit 10.43 to the registrant’s Registration Statement on Form S-4 (File No. 333-110025) and incorporated herein by reference)

10.30	First Amendment of Lease, dated April 24, 2000, by and between Monitronics International, Inc. and Valley View Tech, Inc. (previously filed as Exhibit 10.44 to the registrant’s Registration Statement on Form S-4 (File No. 333-110025) and incorporated herein by reference)

10.31	Commercial Lease Agreement, dated December 9, 1991, by and between My Alarm, Inc. (now known as Monitronics International, Inc.) and TDC Dallas Partners No. 2, Ltd. (previously filed as Exhibit 10.45 to the registrant’s Registration Statement on Form S-4 (File No. 333-110025) and incorporated herein by reference)

10.32	First Amendment of Lease, dated February 17, 1997, by and between Monitronics International, Inc. and TDC Dallas Partners No. 2, Ltd. (previously filed as Exhibit 10.46 to the registrant’s Registration Statement on Form S-4 (File No. 333-110025) and incorporated herein by reference)

10.33	Second Amendment of Lease, dated September 17, 1997, by and between Monitronics International, Inc. and TDC Dallas Partners No. 2, Ltd. (previously filed as Exhibit 10.47 to the registrant’s Registration Statement on Form S-4 (File No. 333-110025) and incorporated herein by reference)

10.34	Third Amendment of Lease, dated August 31, 2001, by and between Monitronics International, Inc. and MRP/VV, L.P. (previously filed as Exhibit 10.48 to the registrant’s Registration Statement on Form S-4 (File No. 333-110025) and incorporated herein by reference)

10.35+	1999 Stock Option Plan of Monitronics International, Inc. (previously filed as Exhibit 10.49 to the registrant’s Registration Statement on Form S-4 (File No. 333-110025) and incorporated herein by reference)

10.36+	2001 Stock Option Plan of Monitronics International, Inc. (previously filed as Exhibit 10.50 to the registrant’s Registration Statement on Form S-4 (File No. 333-110025) and incorporated herein by reference)

10.37+	Employment Agreement, effective as of September 1, 2003, by and between Monitronics International, Inc. and Michael R. Meyers (previously filed as Exhibit 10.51 to the registrant’s Registration Statement on Form S-4 (File No. 333-110025) and incorporated herein by reference)

10.38	Lease Agreement, dated May 3, 2004, by and between Monitronics International, Inc. and AGF Valley View II, Ltd. (previously filed as Exhibit 10.52 to the registrant’s Registration Statement on Form S-4 (File No. 333-110025) and incorporated herein by reference)

10.39	Stock Purchase Agreement, dated July 14, 2004, among Monitronics International, Inc., Windward Capital Partners II, L.P., Windward Capital LP II, LLC, New York Life Capital Partners II, L.P. and PPM America Private Equity Fund LP (previously filed as Exhibit 10.40 to Amendment No. 3 to the registrant’s Registration Statement on Form S-4 (File No. 333-110025) and incorporated herein by reference)

10.40+	Second Amendment to Agreement, dated September 23, 2004, by and between James R. Hull and Monitronics International, Inc. (previously filed as Exhibit 10.1 to the registrant’s Form 10-Q dated February 8, 2005 (File No. 333-110025) and incorporated herein by reference)

10.41	First Amendment of Lease, dated January 14, 2005, by and between Monitronics International, Inc. and AGF Valley View II, Ltd. (previously filed as Exhibit 10.2 to the registrant’s Form 10-Q dated February 8, 2005 (File No. 333-110025) and incorporated herein by reference)

10.42+	2005 Stock Option Plan of Monitronics International, Inc. (previously filed as Exhibit 10.1 to the registrant’s Form 8-K dated April 1, 2005 (File No. 333-110025) and incorporated herein by reference)

10.43+	Form of Officer and Employee Award with Change of Control Provision (previously filed as Exhibit 10.2 to the registrant’s Form 8-K dated April 1, 2005 (File No. 333-110025) and incorporated herein by reference)

10.44+	Form of Officer and Employee Award with No Change of Control Provision (previously filed as Exhibit 10.3 to the registrant’s Form 8-K dated April 1, 2005 (File No. 333-110025) and incorporated herein by reference)

10.45	Second Amendment to Credit Agreement, dated as of March 28, 2005, by and among Monitronics International, Inc., the lenders (named therein), Fleet National Bank, as administrative agent for each of the other credit parties thereto, and Bank of America, N.A., as syndication agent for each of the other credit parties thereto (previously filed as Exhibit 10.4 to the registrants Form 8-K dated April 1, 2005 (File No. 333-110025) and incorporated herein by reference)

14.1*	Financial Code of Ethics of Monitronics International, Inc.

31.1*	Certification of the Chief Executive Officer of Monitronics International, Inc. pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of Monitronics International, Inc. pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer of Monitronics International, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer of Monitronics International, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Furnished herewith.
+	Indicates that exhibit is a management contract or compensation plan or arrangement.

(c)	Financial Statement Schedule. The following financial statement schedule of the Company is submitted herewith:

Schedule II — Valuation and Qualifying Accounts and Reserves

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors of

Monitronics International, Inc.

We have audited the balance sheets of Monitronics International, Inc., as of June 30, 2005 and 2004, and the related statements of operations, shareholders’ net capital (deficiency), and cash flows for each of the three years in the period ended June 30, 2005. Our audits also included the financial statement schedule listed at Item 15(c). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Monitronics International, Inc., as of June 30, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2005 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

ERNST & YOUNG LLP

Dallas, Texas

August 19, 2005

MONITRONICS INTERNATIONAL, INC.

BALANCE SHEETS

	June 30,
	2005	2004
	(In thousands except share data)
Assets
Current assets:
Cash and cash equivalents	$190	$1,645
Accounts receivable, less allowance for doubtful accounts of $1,460 in 2005 and $1,542 in 2004	6,392	5,924
Federal income tax receivable	8,427	11,739
Deferred income taxes	—	382
Prepaid expenses and other current assets	1,124	1,106

Total current assets	16,133	20,796
Property and equipment, net	7,215	4,111
Deferred income taxes	—	12,953
Subscriber accounts, net of accumulated amortization of $361,727 in 2005 and $288,064 in 2004	471,212	434,467
Deferred financing costs, net	12,418	14,718
Goodwill	14,795	14,795

Total assets	$521,773	$501,840

Liabilities and Shareholders’ Net Capital (Deficiency)
Current liabilities:
Accounts payable	$2,554	$1,671
Accrued expenses	2,413	1,943
Purchase holdbacks	7,855	10,386
Deferred revenue	5,865	5,245
Interest payable	7,370	7,234
Taxes payable	33	45
Current portion of long-term debt	1,804	1,750

Total current liabilities	27,894	28,274
Long-term debt, less current portion	425,809	379,207
Redeemable preferred stock, net	13,342	176,146
Commitments and contingencies
Shareholders’ net capital (deficiency):
Class A common stock, $.01 par value:
Authorized shares – 80,000,000
Issued and outstanding shares – 31,090,317 shares as of June 30, 2005 and 3,043,920 shares as of June 30, 2004	311	30
Class B common stock, $.01 par value:
Authorized shares – 700,000
Issued and outstanding shares – none	—	—
Additional paid-in capital	156,677	5
Treasury stock, at cost, 843,194 shares as of June 30, 2005 and 785,465 shares as of June 30, 2004	(8,913)	(8,568)
Accumulated deficit	(93,347)	(73,254)

Total shareholders’ net capital (deficiency)	54,728	(81,787)

Total liabilities and shareholders’ net capital (deficiency)	$521,773	$501,840

See accompanying notes.

MONITRONICS INTERNATIONAL, INC.

STATEMENTS OF OPERATIONS

	Year ended June 30,
	2005	2004	2003
			(Restated)
	(In thousands)
Revenue	$165,524	$150,266	$126,406
Cost of services	19,187	16,742	14,592

Gross profit	146,337	133,524	111,814

Operating expenses:
Sales, general, and administrative	30,701	25,768	23,014
Depreciation	2,227	2,102	2,067
Amortization	78,378	69,236	57,162

	111,306	97,106	82,243

Operating income	35,031	36,418	29,571

Other expense:
Interest expense	40,539	34,858	23,268
Other expense	—	8,828	—

	40,539	43,686	23,268

Income (loss) before income taxes	(5,508)	(7,268)	6,303
Provision (benefit) for income taxes	13,689	(2,546)	2,543

Net income (loss)	(19,197)	(4,722)	3,760

Preferred dividends accrued	(878)	(21,018)	(18,457)
Accretion of redeemable convertible preferred stock redemption value	(18)	(217)	(214)

Net loss attributed to common stock shareholders	$(20,093)	$(25,957)	$(14,911)

See accompanying notes.

MONITRONICS INTERNATIONAL, INC .

STATEMENTS OF SHAREHOLDERS’ NET CAPITAL (DEFICIENCY)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Treasury Stock, at Cost		Accumulated Deficit	Total Shareholders’ Net Capital (Deficiency)
	Shares	Amount	Shares	Amount		Shares	Amount
	(In thousands except share data)
Balance at June 30, 2002	2,290,784	$23	—	$—	$12	384,375	$(7,568)	$(32,386)	$(39,919)
Accretion of redeemable convertible preferred stock to the redemption value	—	—	—	—	—	—	—	(214)	(214)
Accrual of preferred stock dividends	—	—	—	—	—	—	—	(18,457)	(18,457)
Net income - restated	—	—	—	—	—	—	—	3,760	3,760

Balance at June 30, 2003	2,290,784	$23	—	$—	$12	384,375	$(7,568)	$(47,297)	$(54,830)

Accretion of redeemable convertible preferred stock to the redemption value	—	—	—	—	—	—	—	(217)	(217)
Exercise of employee stock options	3,000	—	—	—	—	—	—	—	—
Conversion of warrants	750,136	7	—	—	(7)	—	—	—	—
Accrual of preferred stock dividends	—	—	—	—	—	—	—	(21,018)	(21,018)
Purchase of treasury stock at cost	—	—	—	—	—	401,090	(1,000)	—	(1,000)
Net loss	—	—	—	—	—	—	—	(4,722)	(4,722)

Balance at June 30, 2004	3,043,920	$30	—	$—	$5	785,465	$(8,568)	$(73,254)	$(81,787)

Accretion of redeemable convertible preferred stock to the redemption value	—	—	—	—	—	—	—	(18)	(18)
Accrual of preferred stock dividends	—	—	—	—	—	—	—	(878)	(878)
Issuance of Class A common stock	28,429,907	284	—	—	156,677	—	—	—	156,961
Issuance of Class A common stock upon conversion of Class B common stock	366,626	4	—	—	—	—	—	—	4
Cancellation of Class A common stock	(750,136)	(7)	—	—	7	—	—	—	—
Issuance of Class B common stock upon conversion of warrants	—	—	366,626	4	—	—	—	—	4
Cancellation of Class B common stock	—	—	(366,626)	(4)	—	—	—	—	(4)
Cancellation of warrants	—	—	—	—	(12)	—	—	—	(12)
Purchase of treasury stock at cost	—	—	—	—	—	180	—	—	—
Purchase of treaury stock (Hull Family Limited Partnership, Put Option)	—	—	—	—	—	57,549	(345)	—	(345)
Net loss	—	—	—	—	—	—	—	(19,197)	(19,197)

Balance at June 30, 2005	31,090,317	$311	—	$—	$156,677	843,194	$(8,913)	$(93,347)	$54,728

See accompanying notes.

MONITRONICS INTERNATIONAL, INC.

STATEMENTS OF CASH FLOWS

	Year ended June 30,
	2005	2004	2003
			(Restated)
	(In thousands)
Operating Activities
Net income (loss)	$(19,197)	$(4,722)	$3,760
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	80,605	71,338	59,229
Amortization of deferred financing costs	2,833	2,222	1,777
Write off deferred financing costs	—	5,934	—
Deferred income taxes	13,335	18,691	(6,885)
Provision for bad debt	3,552	3,075	4,090
Non-cash interest accretion	636	615	—
Non-cash expense related to put option	375	—	—
Non-cash expense related to vacated lease	168	—	—
Changes in current assets and liabilities :
Accounts receivable (excluding provision for bad debt)	(4,020)	(4,006)	(4,676)
Prepaid expenses and other current assets	(18)	(197)	26
Accounts payable	883	(220)	(331)
Accrued expenses	148	(74)	833
Accrued interest	136	6,424	317
Deferred revenue	620	1,999	399
Income taxes payable and receivable	3,300	(13,990)	1,490

Net cash provided by operating activities	83,356	87,089	60,029

Investing Activities
Purchases of property and equipment	(5,331)	(1,531)	(1,179)
Purchases of subscriber accounts (net of holdbacks)	(117,654)	(109,128)	(106,521)

Net cash used in investing activities	(122,985)	(110,659)	(107,700)

Financing Activities
Payment of deferred financing costs and issuance costs	(1,671)	(16,463)	(312)
Payment of subordinated debt	—	(32,491)	—
Payment of unaccreted redemption cost	—	(24)	—
Purchase of treasury stock	(345)	(1,000)	—
Proceeds from credit facility	94,400	272,600	74,400
Payments of credit facility	(48,600)	(356,798)	(26,100)
Redemption of preferred stock	(5,610)	—	—
Proceeds from issuance of senior subordinated debt	—	159,057	—

Net cash provided by financing activities	38,174	24,881	47,988

Increase (decrease) in cash and cash equivalents	(1,455)	1,311	317
Cash and cash equivalents at beginning of fiscal year	1,645	334	17

Cash and cash equivalents at end of fiscal year	$190	$1,645	$334

Significant cash transactions during the fiscal year for:
Income taxes received	$3,186	$9,334	$—

Income taxes paid	$—	$—	$7,205

Interest paid	$36,089	$24,482	$20,074

Noncash investing and financing activities during the fiscal year:
Recapitalization (see Note 4 (Related Party Transactions) to the financial statements):
Issuance of Common stock	$158,090	$—	$—

Issuance of New Series A preferred stock	$13,342	$—	$—

Retirement of Serries A, B, C, C-1 and D-1 preferred stock	$(171,432)	$—	$—

Accrued preferred stock dividends	$878	$21,018	$18,457

See accompanying notes.

MONITRONICS INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

1. Description of Business and Summary of Significant Accounting Policies

Description of Business

Monitronics International, Inc. (the “Company”) provides security alarm monitoring and related services to residential and business subscribers throughout the United States. The Company monitors signals arising from burglaries, fires and other events through security systems installed by independent dealers at subscribers’ premises.

Restatement of Prior Year Financial Statements

In the third quarter of fiscal year 2004, the Company changed its method of amortizing subscriber accounts from a 10-year straight-line method to a 10-year 135% declining balance method. The Company believes the 10-year 135% declining balance method provides a better matching to individual subscriber revenues. In conjunction with this change in amortization method, the Company has restated prior period financial statements. The effect of the restatement on previously reported amortization and net income for the fiscal year ended June 30, 2003 is as follows:

Selected Statement of Operations Changes

	2003
	Previously Reported	Adjustment	Adjusted Balance
	(dollars in thousands)
Amortization	$54,885	$2,277	$57,162
Net Income	$5,197	$(1,437)	$3,760

Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash in banks and cash equivalents. The Company classifies all highly liquid investments with original maturities of three months or less as cash equivalents.

Accounting Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Accounts Receivable

Accounts receivable consist primarily of amounts due from customers for recurring monthly monitoring services over a wide geographical base. The Company performs extensive credit evaluations on the portfolios of subscriber accounts prior to purchase and requires no collateral on the accounts that are acquired. The Company has established an allowance for doubtful accounts for estimated losses resulting from the inability of subscribers to make required payments. Factors such as historical-loss experience, recoveries and economic conditions are considered in determining the sufficiency of the allowance to cover potential losses. The actual collection of receivables could be different from recorded amounts.

The Company’s allowance for doubtful accounts as of June 30, 2005 and 2004 was $1,460,000 and $1,542,000, respectively. During the fiscal years ended June 30, 2005, 2004 and 2003, the Company recorded a provision for uncollectible accounts of $3,552,000, $3,075,000 and $4,090,000, respectively, and wrote off (net of recoveries) accounts receivable of $3,634,000, $2,931,000 and $3,840,000, respectively.

MONITRONICS INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed on a straight-line basis over the estimated useful life of the assets. Major replacements and betterments are capitalized at cost. Maintenance and repair costs are charged to expense when incurred. When assets are replaced or disposed of, the cost and accumulated depreciation are removed from the accounts and the gains or losses, if any, are reflected in the statement of operations.

Subscriber Accounts and Other Intangible Assets

Subscriber accounts relate to the cost of acquiring portfolios of monitoring service contracts from independent dealers. The subscriber accounts are recorded at cost. All direct external costs associated with the purchase of subscriber accounts are capitalized. Internal costs, including all personnel and related support costs, incurred solely in connection with subscriber account acquisitions and transitions are expensed as incurred.

The costs of subscriber accounts are amortized using the 10-year 135% declining balance method. The amortization method was selected to provide a matching of amortization expense to individual subscriber revenues. Amortization of subscriber accounts was $78.4 million, $69.2 million and $57.2 million for the fiscal years ended June 30, 2005, 2004 and 2003, respectively. Based on subscriber accounts held at June 30, 2005, estimated amortization of subscriber accounts in the succeeding five fiscal years ending June 30 is as follows (in thousands):

2006	$87,314
2007	76,501
2008	70,992
2009	63,367
2010	51,793

Total	$349,967

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, management reviews the subscriber accounts for impairment or a change in amortization period whenever events or changes indicate that the carrying amount of the asset may not be recoverable or the life should be shortened. For purposes of recognition and measurement of an impairment loss, the Company views subscriber accounts as a single pool because of the assets’ homogeneous characteristics, which is the lowest level for which identifiable cash flows are largely independent of the cash flows of the other assets and liabilities. No impairment charge was recorded during the three-year period ended June 30, 2005.

Deferred financing costs are capitalized when the related debt is issued or when amendments to revolving credit lines increase the borrowing capacity. Deferred financing costs are amortized over the term of the related debt. Goodwill (carrying value of $14.8 million including accumulated amortization of $1.2 million at June 30, 2005, 2004 and 2003) consists of the excess of the cost over the fair value of the net assets acquired in a business combination.

In July 2001, the Company early adopted SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, which established new accounting standards for the treatment of goodwill in a business combination. The standards do not permit amortization of goodwill but, instead, require that goodwill be separately tested for impairment using a fair-value based approach as opposed to the undiscounted cash flow approach used under prior accounting standards. Accordingly, the Company ceased amortizing its goodwill effective July 1, 2001.

The Company’s goodwill of $14.8 million relates to two acquisitions of assets from competitors occurring in the fiscal years ended June 30, 1995 and June 30, 1999. During the fiscal years ended June 30, 2005 and 2004, the Company performed its annual tests of goodwill impairment using a fair value approach and the tests did not result in an impairment charge in either period.

MONITRONICS INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

Income Taxes

The Company recognizes a liability or asset for the deferred tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. These temporary differences will result in taxable or deductible amounts in future years when reported amounts of the assets or liabilities are recovered or settled. The deferred tax assets are periodically reviewed for recoverability.

Purchase Holdbacks

The Company typically withholds a designated percentage of the purchase price when it purchases subscriber accounts from dealers. The withheld funds are recorded as a liability until the guarantee period provided by the dealer has expired. The holdback is used as a reserve to cover any terminated subscriber accounts that are not replaced by the dealer during the guarantee period as well as lost revenue during such period. At the end of the guarantee period, which is typically one year from the date of purchase, the dealer is responsible for any deficit or is paid the balance of the holdback.

Stock Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees “APB 25” and related interpretations, and complies with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Under APB 25, compensation cost is recognized over the vesting period based on the difference, if any, on the date of grant between the fair market value of the Company’s common stock and the exercise price of the stock option granted. Generally, the Company grants options with an exercise price at least equal to or above the fair market value of the Company’s common stock on the date of the grant and, as a result, generally does not record compensation cost.

The following table illustrates the effect of net income (loss) if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands):

	2005	2004	2003
Net income (loss) as reported	$(19,197)	$(4,722)	$3,760
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net value of related tax effects	(138)	(8)	(32)

Pro forma net income (loss)	$(19,335)	$(4,730)	$3,728

Revenue Recognition

Revenues are recognized as the related monitoring services are provided. Deferred revenue primarily includes advance billings and payments for monitoring services to be provided in the future.

Risk Concentration

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of trade accounts receivable. The Company performs extensive credit evaluations on the portfolios of subscriber accounts prior to purchase and requires no collateral on the subscriber accounts that are acquired. Concentrations of credit risk with respect to trade accounts receivable are generally limited due to the large number of subscribers comprising the Company’s customer base.

Fair Value of Financial Instruments

Borrowings under the Company’s revolving credit and term loan agreement approximate fair value due to the borrowings being based on variable market interest rates. The fair value of the total subordinated debt is approximately $188.7 million (book value of $181.5 million). The fair value of the Company’s total subordinated debt is based on the quoted market price of its senior subordinated debt.

MONITRONICS INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

Reclassifications

Certain prior year amounts have been reclassified to conform with current year presentation.

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which is a revision of SFAS 123. SFAS 123(R) supercedes APB 25, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure will no longer be an alternative. SFAS 123(R) is effective no later than the beginning of the first fiscal year beginning after December 15, 2005. The Company expects to adopt SFAS 123(R) on July 1, 2006. The adoption of SFAS 123(R)’s fair value method may have a significant impact on the Company’s results of operations, although it may have no impact on the Company’s overall financial position. The Company is currently assessing implementation of the “modified prospective” method as defined by SFAS 123(R).

2. Property and Equipment

Property and equipment consists of the following at June 30 (in thousands):

	Estimated Useful Lives	2005	2004
Central monitoring station and computer systems	3-5 years	$10,814	$10,601
Furniture and office equipment	3-5 years	1,002	2,077
Leasehold improvements	Lease term	1,843	1,676
Other		38	38

		13,697	14,392
Less accumulated depreciation		(6,482)	(10,281)

		$7,215	$4,111

3. Long-Term Debt

Long-term debt consists of the following at June 30 (in thousands):

	2005	2004
Revolving credit line and term loan payable	$246,687	$200,887
Senior subordinated notes payable	160,000	160,000
Subordinated notes payable	21,470	20,936
Investor put option (see Note 4 (Related Party Transactions))	220	—

	428,377	381,823
Less: discount	764	866
Less: current portion	1,804	1,750

	$425,809	$379,207

On August 25, 2003, the Company entered into its existing $320.0 million credit facility agreement comprised of a $175.0 million term loan that matures in fiscal year 2010 and a $145.0 million revolving credit facility that matures in fiscal year 2009. Payments under the term loan are payable in quarterly installments from December 31,

MONITRONICS INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

2003 through June 30, 2009. The quarterly payment is calculated based upon the amount of the original facility multiplied by 0.25% for the quarters ended December 31, 2003 through September 30, 2006, 1.25% for the quarters ended December 31, 2006 through September 30, 2007 and 3.00% for the quarters ended December 31, 2007 through June 30, 2009 with the remaining balance due at maturity. As of June 30, 2005, the Company had $74.8 million in borrowings outstanding under the revolving credit line and had $171.9 million in borrowings outstanding under the term loan. Further, the Company had $70.2 million in availability under the revolving credit line of which $27.4 million was immediately available as calculated under the covenants in the Company’s credit facility, and is charged a commitment fee of 0.5% on the average daily unused portion. The revolving credit line bears interest at a rate of either prime plus 2.25% or LIBOR plus 3.25%. The term loan bears interest at a rate of either prime plus 2.75% or LIBOR plus 3.75%. For the fiscal year ended June 30, 2005, borrowings under the credit facility had a weighted average interest rate of 6.6%. Interest incurred on borrowings is payable monthly in arrears.

On March 28, 2005, the Company amended certain provisions of its credit facility resulting in the elimination of mandatory reductions to the revolving credit facility, a 75 basis point reduction in the variable interest rate for the Company’s revolving credit line and the term loan, and a 25 basis point reduction in commitment fees at the Company’s current borrowing level.

On August 25, 2003, the Company also issued $160.0 million of senior subordinated notes (the “Senior Subordinated Notes”) at 11.75% at a discount of $0.94 million with a maturity date of September 1, 2010. Interest payments are to be made semi-annually in cash in arrears on March 1 and September 1 of each year beginning on March 1, 2004. On December 16, 2004, the Company completed an exchange offer in which it exchanged new notes that were registered under the Securities Act of 1933 for the Senior Subordinated Notes. In accordance with the registration rights agreement associated with these notes, the Company incurred special interest on the Senior Subordinated Notes in the amount of $470,000 in connection with the exchange offer.

Proceeds from the issuance of the Senior Subordinated Notes and borrowings under the credit facility in August 2003 were used primarily to repay the Company’s prior credit facility and its $12.0 million senior subordinated notes payable, to repurchase $20.5 million principal amount of its subordinated notes at a repurchase price of approximately $23.2 million and to pay debt issuance costs. As a result of the above transactions, the Company incurred a loss on redemption of its debt of $2.9 million and expensed $5.9 million of its previously capitalized deferred financing costs. These amounts are included in the caption “Other Expense” on the statement of operations for the fiscal year ended June 30, 2004. As part of the August 2003 refinancing, the terms of the then-remaining $20.5 million principal amount of the subordinated notes were amended, and the maturity date was extended to March 1, 2010. Interest on the subordinated notes originally accrued at 13.5% per annum with interest payable semi-annually at a rate of 12% per annum with the remaining 1.5% interest per annum added to the outstanding principal amount of the subordinated notes. The 1.5% interest rate increased to 2.5% per annum on December 15, 2003 when the subordinated notes were not repurchased by that date, and the increased rate was applied retroactively to August 25, 2003.

The credit facility and subordinated notes have certain financial tests which must be met on a quarterly basis, including maximum total senior debt and total debt to quarterly annualized net operating income, minimum interest coverage ratio, minimum fixed charge coverage ratio and an annual capital expenditure limit. Indebtedness under the credit facility is secured by all of the assets of the Company. As of June 30, 2005, the Company was in compliance with all required financial tests.

On August 18, 2003, the Company entered into an agreement with the Hull Family Limited Partnership (the “Partnership”) and Mr. James R. Hull, the Company’s president and chief executive officer, as amended on September 23, 2004, that allowed for the put of $500,000 in value of Class A common stock to the Company in each fiscal year beginning in fiscal 2005 and ending June 30, 2009. On November 22, 2004, the first of five option exercises was completed when the Partnership sold the Company $500,000 worth of Class A common stock. The fair value of the remaining investor put option was $0.2 million at June 30, 2005. See Note 4 (Related Party Transactions) to these financial statements.

MONITRONICS INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

Scheduled maturities (as defined) of long-term debt at June 30, 2005, utilizing the required payment schedule of the Senior Subordinated Notes, subordinated notes, credit facility and the fair value of the investor put option are as follows for fiscal years below (in thousands):

2006	1,804
2007	7,055
2008	17,993
2009	95,805
2010	145,720
Thereafter	160,000

$428,377

The Company also utilizes interest rate cap agreements, as required, to manage its exposure to variable interest rates under the credit facility. As of June 30, 2005, the Company’s interest rate cap agreement provides that the interest rate on approximately $20 million of borrowings under the credit facility cannot exceed an interest rate of 10%. The interest rate cap agreement expires on July 29, 2005. The Company records these derivatives at fair value in the balance sheet, under prepaid expenses and other current assets, and any changes in fair value are recorded in the statement of operations. As of June 30, 2005, the fair value of the interest rate cap was nominal.

4. Related Party Transactions

Concurrently with the Senior Subordinated Notes offering, the Company entered into an agreement with James R. Hull, the Company’s president and chief executive officer, and the Hull Family Limited Partnership (the “Partnership”) pursuant to which the Company paid Mr. Hull a $2 million transaction fee in cash at the closing of the refinancing on August 25, 2003. This fee was capitalized as deferred financing costs. On November 7, 2003, the Partnership exercised its right to require the Company to purchase 400,000 shares of Class A common stock at a purchase price of $1 million in cash. Based on the fair value of the Company’s stock, no expense was recorded related to the repurchase of the Partnership’s shares. The agreement also gives the Partnership and Mr. Hull a written investor put option to sell up to a combined total of $500,000 in value of Class A common stock to the Company in each of the five fiscal years ending June 30, 2009 at purchase prices per share that are based on a multiple of the Company’s consolidated cash flow. Based on the fair value of the Company’s stock at the time of the agreement, the Company recorded no liability in connection with this agreement. The written investor put option was amended on September 23, 2004, resulting in the Company recording a liability and related sales, general and administrative (“SG&A”) expense of $0.5 million based on the fair value of the written put option at September 30, 2004. On November 22, 2004, the Partnership exercised the first of five option exercises and sold the Company 57,549 shares of Class A common stock for $500,000. As of June 30, 2005, the outstanding liability for the put option was $0.2 million. The Company will prospectively adjust its liability and related SG&A expense as the fair value of the put option changes.

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

The Company’s preferred shareholders also negotiated the terms of the new Series A preferred stock issued to the Austin Ventures entities. The Company’s board of directors and the holders of at least two-thirds of the

MONITRONICS INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

outstanding shares of Class A common stock, Series A preferred stock, Series B preferred stock, Series C preferred stock, Series C-1 preferred stock and Series D-1 preferred stock, each voting as a separate class as required by the Company’s articles of incorporation, approved the amendment and restatement of the Company’s articles of incorporation to create the new Series A preferred stock. For a description of the terms of the new Series A preferred stock, see Note 5 (Redeemable Preferred Stock) to these financial statements.

5. Redeemable Preferred Stock

As of June 30, 2005, there were 8,247,075 shares of Series A preferred stock authorized, of which 8,187,075 shares were issued and outstanding. As of June 30, 2004, prior to the July 2004 recapitalization described in Note 4 (Related Party Transactions) to these financial statements, there were 4,000,000, 5,000,000, 1,409,375, 251,420 and 70,000 shares of Series A, B, C, C-1 and D-1 preferred stock, respectively, authorized, issued and outstanding. In addition, as of June 30, 2004 and prior to the recapitalization, there were 70,000 shares of Series D-2 preferred stock authorized, none of which was issued and outstanding. All shares have a par value of $0.01.

MONITRONICS INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

The activity of redeemable preferred stock is as follows (in thousands except for shares):

	New Series A		Series A		Series B		Series C		Series C-1		Series D-1		Unaccreted Redemption Value	Total Redeemabl Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2002	—	$—	4,000,000	$6,399	5,000,000	$7,048	1,409,375	$38,181	251,420	$6,091	70,000	$79,523	$(978)	$136,264
Accretion to redemption value	—	—	—	—	—	—	—	—	—	—	—	—	214	214
Accrual of preferred stock dividends	—	—	—	320	—	400	—	5,672	—	887	—	11,178	—	18,457

Balance at June 30, 2003	—	$—	4,000,000	$6,719	5,000,000	$7,448	1,409,375	$43,853	251,420	$6,978	70,000	$90,701	$(764)	$154,935
Accretion to redemption value	—	—	—	—	—	—	—	—	—	—	—	—	217	217
Unaccreted redemption – Series D	—	—	—	—	—	—	—	—	—	—	—	—	(24)	(24)
Accrual of preferred stock dividends	—	—	—	320	—	400	—	6,474	—	1,155	—	12,669	—	21,018

Balance at June 30, 2004	—	$—	4,000,000	$7,039	5,000,000	$7,848	1,409,375	$50,327	251,420	$8,133	70,000	$103,370	$(571)	$176,146
Retirement of preferred stock - recapitalization	—	—	(4,000,000)	(7,039)	(5,000,000)	(7,848)	(1,409,375)	(50,327)	(251,420)	(8,133)	(70,000)	(103,370)	571	(176,146)
Issuance of New Series A	8,187,075	13,342	—	—	—	—	—	—	—	—	—	—	—	13,342

Balance at June 30, 2005	8,187,075	$13,342	—	$—	—	$—	—	$—	—	$—	—	$—	$—	$13,342

MONITRONICS INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

Series A Preferred Stock Dividend Preferences

After the date that the holders of a majority of the outstanding shares of Series A preferred stock elect for such shares to begin accruing dividends (a “Dividend Election”), dividends will accrue on the Series A preferred stock at an annual rate of 8% until the first anniversary of the Dividend Election, and thereafter will increase by an additional 2% per annum on each subsequent anniversary of the Dividend Election date up to a maximum annual rate of 16%. The holders of the Series A preferred stock may make a Dividend Election only during the 30-day periods subsequent to the determination of annualized EBITDA for the quarterly periods ending June 30, 2005, December 31, 2006 and June 30, 2008 or in the event of certain covenant defaults, including a leverage default (as described below).

The dividend rate will also increase by an additional 3% per annum above the then-applicable rate and by an additional 1% per annum at the end of each 90-day period thereafter (up to a maximum annual rate of 24%) following covenant defaults or if the Company issues senior securities or incurs certain indebtedness that causes the Company’s leverage ratio to exceed an initial multiple of 5.1 times annualized EBITDA (a “leverage default”) until such noncompliance is cured. If the Company’s leverage ratio exceeds an initial multiple of 4.8 times annualized EBITDA other than as a result of its issuance of additional senior securities or indebtedness that triggers the increased dividends described in the preceding sentence, the dividend rate will increase by an additional 2% per annum (up to a maximum annual rate of 24%). The initial multiples are subject to increases to reflect subsequent debt or equity issuances. If a Dividend Election has been made and the Company fails to redeem the Series A preferred stock on the later of June 30, 2008 and the delivery of a Dividend Election for the quarterly period ending June 30, 2008, the maximum dividend rate shall be increased from 16% to the greater of 24% and the maximum rate permitted by law.

Dividends are payable solely in cash when and as declared by the Company’s board of directors and only if sufficient cash is available to make the dividend payment. The Company may not pay dividends if a default exists or the payment of dividends would create a default under its credit facility or the indenture relating to the Senior Subordinated Notes.

Voting Rights

Prior to a Dividend Election, the Series A preferred stock votes with the Class A common stock as a single class on an as-converted basis on all matters submitted to vote of the holders of the Class A common stock. After the delivery of a Dividend Election, except as provided below or otherwise required by law, holders of Series A preferred stock will have no voting rights. On matters specifically requiring the vote of the Series A preferred stock voting as a separate class, holders of Series A preferred stock will be entitled to one vote per share of Series A preferred stock held by the holders. At any time after delivery of a Dividend Election, the holders of a majority of the outstanding shares of Series A preferred stock, voting as a separate class, must approve:

•	any change in the nature of the Company’s business;

•	the issuance of securities that rank senior to, or pari passu with, the Series A preferred stock, or the incurrence of certain indebtedness, subject to limited exceptions;

•	the issuance of additional Series A preferred stock other than to holders who received Series A preferred stock in the recapitalization or their permitted transferees;

•	a redemption or repurchase of company securities that rank junior to, or pari passu or senior to, the Series A preferred stock, subject to limited exceptions;

•	the declaration or payment of dividends or distributions on any company security that ranks junior to, or pari passu or senior to, the Series A preferred stock, subject to limited exceptions;

•	the Company’s entry into agreements that prohibit it from performing its obligations in respect of the Series A preferred stock or which prohibit the exercise of the right of the holders of Series A preferred stock to require a sale of the company or other voting rights;

•	acquisitions in excess of $100 million;

•	amendment of the Company’s articles of incorporation or bylaws to increase the authorized shares of Series A preferred stock or adversely affect or otherwise impair the rights or relative preferences or priorities of the Series A preferred stock, other than to establish or amend senior securities otherwise permitted to be issued;

•	the Company’s entry into or amendment of agreements with affiliates, subject to limited exceptions; or

•	the Company’s establishment, acquisition of or ownership of any equity securities of ABRY or its affiliates.

MONITRONICS INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

Conversion Rights

Prior to a Dividend Election, each share of the Company’s Series A preferred stock may be converted at any time at the option of the holder into one share of Class A common stock. The Series A preferred stock is not convertible after a Dividend Election. In addition, the Series A preferred stock will be automatically converted into Class A common stock upon the occurrence of an initial public offering, a liquidation or sale of the company, the expiration of the last date on which to make a Dividend Election or upon the consent of the holders of a majority of the shares of Series A preferred stock if no Dividend Election has been made prior to the occurrence of any such event.

Redemption Rights

After a Dividend Election, the Company must redeem the Series A preferred stock upon the closing of a qualified public offering at a per share price equal to the Liquidation Value plus accrued and unpaid dividends (the “Redemption Price”). After a Dividend Election, the Company must also redeem the Series A preferred stock at the Redemption Price per share on the later of June 30, 2008 or 30 days after such date if the Dividend Election is made for the quarterly period ending June 30, 2008 (the “Mandatory Redemption Date”). If a Dividend Election has been made and the Company has not redeemed the Series A preferred stock on the Mandatory Redemption Date, the holders of a majority of the outstanding Series A preferred stock may elect to initiate the sale or liquidation of the Company. The Company may redeem the Series A preferred stock at its option at any time after a Dividend Election.

Notwithstanding the foregoing mandatory and optional redemption provisions, the Company cannot redeem the Series A preferred stock while the senior subordinated notes are outstanding or if prohibited under its credit facility.

Liquidation Preference

The Series A preferred stock will have a liquidation preference per share equal to (a) the sum of (i) an initial multiple equal to 5.5 multiplied by annualized EBITDA for the most recently completed fiscal quarter plus (ii) company cash in excess of $2.0 million less (b) company debt (as defined in the articles of incorporation) (the “Liquidation Value”), plus accrued and unpaid dividends. The multiple used to calculate the Liquidation Value will be adjusted upon the occurrence of certain covenant defaults or leverage defaults.

As of June 30, 2005, the Series A preferred stock has an aggregate liquidation value of $13,341,791.

6. Shareholders’ Net Capital (Deficiency)

Common Stock

The Class A common stock and the Class B common stock are identical except for voting and conversion rights and entitle the holders thereof to the same rights and privileges. Class B common stock is nonvoting, and Class A common stock has full voting rights. Each holder of shares of Class A common stock is entitled to one vote per share in the election of directors and on each other matter submitted to a vote of the Company’s shareholders. The Series A preferred stock votes together with Class A common stock as a single class on an as-converted basis on all maters to come before the Company’s shareholders and Class A common stock is not entitled to vote separately as a class on any matter, unless expressly mandated by law. Class B common stock is convertible on a share-for-share basis into Class A common stock, provided the conversion does not result in the holder of Class B common stock acquiring voting securities in excess of the amounts allowed for the holder under applicable laws or regulations.

The Company has reserved the following shares of common stock for future issuance: 8,187,075 shares for the conversion of preferred stock and 2,332,131 shares for the exercise of stock options and warrants.

MONITRONICS INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

Stock Warrants

On November 10, 1994, in conjunction with a prior credit agreement, the Company issued to the lender warrants to purchase 367,238 shares of Class B common stock. The warrants were issued with a ten-year term and an exercise price of $0.01 per share representing the fair market value of the Class B common stock on the warrant issuance date. On July 14, 2004, the lender exercised these warrants through a cashless exercise for 366,626 shares of Class B common stock. On September 24, 2004, the lender sold the shares to one of the Company’s existing stockholders who subsequently converted the Class B common stock into an equal number of shares of Class A common stock on January 31, 2005.

In conjunction with the Company’s various financing transactions, the Company issued, at fair market value, warrants to purchase 319,274 shares of Class A common stock during May 1996, warrants to purchase 147,927 shares of Class A common stock during November 1996, warrants to purchase 1,064,256 shares of Class A common stock during May 1997, and warrants to purchase 483,433 shares of Class A common stock during January 2002, for a total of 2,014,890 Class A common shares. Of this total, warrants to purchase 753,149 shares were issued in conjunction with the prior $12 million senior subordinated notes and warrants to purchase 1,261,741 shares were issued in conjunction with the prior Series B preferred stock. Each warrant was exercisable at $0.01 per share and carried an expiration date which was the later of June 30, 2003 or the date the debt was paid in full or the redemption of the Series B preferred stock as applicable. On August 25, 2003, in conjunction with the repayment of the $12 million senior subordinated notes, the noteholders exercised the associated warrants through a cashless exercise for 750,136 shares of Class A common stock. Further, in conjunction with the July 14, 2004 recapitalization (see Note 4 – Related Party Transactions), the prior Series B preferred shareholders exercised the associated warrants through a cashless exercise for 251,927 shares of Class A common stock and 1,007,711 shares of Series A preferred stock.

Also, during January 2002, the Company issued warrants to purchase 1,133,328 shares of Class A common stock at an exercise price of $0.01 per share in connection with a subordinated notes agreement. These warrants will expire on January 17, 2012.

7. Restricted Stock and Stock Option Plans

The Company maintains a 1999 Stock Option Plan (the “1999 Plan”), which was adopted November 3, 1999 and provides for the grant of options to purchase up to 150,000 shares of Class A common stock to its officers and employees, a 2001 Stock Option Plan (the “2001 Plan”) which was adopted on April 27, 2001, and provides for the grant of options to purchase up to 250,000 shares of Class A common stock to its officers and employees, and a 2005 Stock Option Plan (the “2005 Plan”) which was adopted on March 28, 2005, and provides for the grant of options to purchase up to 1,350,000 shares of Class A common stock to its officers and employees. As of June 30, 2005, there were 150,000, 234,500 and 814,303 options outstanding under the 1999, 2001 and 2005 Plans, respectively. Options granted to date vest ratably over periods not exceeding five years, as specified by the option agreements.

On April 19, 2002, the Company issued 518,657 shares of Class A common stock to its officers and employees in the form of restricted stock. All shares were issued at a purchase price of $0.01 per share which approximated fair market value at the date of issuance. Of this amount, 291,998 shares were fully vested on date of issuance. The remaining shares vest 20% on date of issuance and 20% per year over a four-year period.

MONITRONICS INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

Stock option transactions for years ended June 30 are summarized as follows:

	2005		2004		2003
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number Of Options	Weighted Average Exercise Price
Options outstanding at beginning of year	92,000	$14.84	99,000	$14.60	76,000	$19.21
Options granted	1,126,303	6.00	—	—	25,000	1.00
Options forfeited	(19,500)	6.72	(4,000)	20.00	(2,000)	20.00
Options exercised	—	—	(3,000)	0.01	—	—

Options outstanding at end of year	1,198,803	$6.67	92,000	$14.84	99,000	$14.60

Options exercisable at end of year	389,786	$8.23	68,000	$18.32	55,100	$18.57

Weighted average grant date fair value options granted during the year		$6.00		$—		$1.00

The following table summarizes information about stock options outstanding at June 30, 2005:

Exercise Prices	Stock Options Outstanding	Stock Options Exercisable	Contractual Life
$1.00	25,000	11,000	7.33
6.00	1,107,803	312,786	9.74
20.00	66,000	66,000	4.76

See Note 1 to these financial statements for comparisons of net income as reported and as adjusted for the pro-forma effects of determining compensation expense in accordance with SFAS 123.

The fair value for the options was estimated at the date of grant using a minimum value option pricing model and the following assumptions: weighted average risk-free interest rate ranging from 2% to 5% at grant date, no dividends expected to be declared, and a weighted average expected life of the option of approximately four years.

8. Income Taxes

The provision for income taxes consists of the following (in thousands):

	2005	2004	2003
Deferred income taxes	$13,530	$18,692	$(6,885)
Current income taxes	159	(21,238)	9,428

Total provision (benefit) for income taxes	$13,689	$(2,546)	$2,543

MONITRONICS INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

The differences between the actual income tax benefit and the amount computed by applying the statutory federal tax rate to the loss before income taxes results in the following (in thousands):

	2005	2004	2003
Expense computed at federal statutory rate	$(1,928)	$(2,544)	$2,142
State tax (net of federal benefit)	(86)	(213)	329
Other	533	211	72
Increase in valuation allowance	15,170	—	—

Total provision (benefit) for income taxes	$13,689	$(2,546)	$2,543

Deferred income taxes are provided for the tax effects of differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The components of net deferred income tax assets as of June 30 are as follows (in thousands):

	2005	2004
Deferred income tax assets:
Book over tax depreciation and amortization	$13,101	$12,191
Allowance for doubtful accounts	554	585
Deferred revenue	434	—
Alternative minimum tax carryforward	426	413
Net operating loss	1,355	1,175
Accrued expenses	388	165

Total deferred tax assets	16,258	14,529
Valuation allowance	(15,170)	—

Net deferred tax assets	1,088	14,529
Deferred income tax liabilities:
Accrued bonus	(566)	(769)
Other, net	(522)	(425)

Total deferred tax liabilities	(1,088)	(1,194)

Net deferred tax assets (liabilities)	$—	$13,335

At June 30, 2005, the Company had available for federal income tax purposes an alternative minimum tax credit carryforward of $0.4 million, which is available for an indefinite period. The Company had $1.3 million of net operating loss carryforward, which begins to expire, if unused, in year 2024. The Company had available for state income tax purposes net operating losses of $28.0 million, which begins to expire, if unused, in year 2008.

In May 2004, the Company received approval from the Internal Revenue Service to change its tax method of accounting for a substantial portion of its subscriber accounts. The Company previously amortized all subscriber accounts for tax purposes over a 15-year period. Under the new method, the Company will amortize a substantial portion of the subscriber accounts over a 10-year period. As a result of this change, the Company received a refund of $9.3 million in June 2004 and the income tax receivable at June 30, 2004 and June 30, 2005 of $11.7 million and $8.4 million, respectively, also includes $8.3 million related to this change. The Company expects to receive the $8.3 million income tax receivable upon completion of the Internal Revenue Service audit of the tax years ended June 30, 2001, 2002 and 2003.

MONITRONICS INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

The Company provides a valuation allowance for deferred tax assets when as determined in accordance with FASB Statement No. 109, Accounting for Income Taxes, it is more likely than not that some portion or all of its deferred tax assets will not be realized. Accordingly, during fiscal year 2005 a valuation allowance of $15,170,000 was established primarily based on experiencing a cumulative loss before income taxes for the three-year period ending June 30, 2005. Management also considered possible tax planning strategies. In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion, or all of the deferred tax assets, will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income (including reversals of deferred tax liabilities) during the periods in which those temporary differences will become deductible.

9. Employee Benefit Plan

The Company maintains a tax-qualified, defined contribution plan that meets the requirements of Section 401(k) of the Internal Revenue Code (the “Monitronics 401(k) Plan”). For the fiscal year ended June 30, 2005, the Company, at its election, made contributions to the Monitronics 401(k) Plan. These contributions were allocated among participants based upon the respective contributions made by the participants through salary reductions during the applicable plan year. The Company also makes cash matching contributions under the Monitronics 401(k) Plan. For the fiscal years ended June 30, 2005, 2004 and 2003, the Company made a matching cash contribution to the Monitronics 401(k) plan of approximately $79,000, $46,000 and $38,000, respectively. The funds of the Monitronics 401(k) plan are deposited with a trustee and invested at each participant’s option in one or more investment funds.

10. Commitments and Contingencies

The Company leases certain office space and equipment under various noncancelable operating leases. The Company leases approximately 149,000 square feet of total office space with rent escalation clauses associated with them. Approximately, 98,000 square feet of leased office space expires May 31, 2015 and the remaining 51,000 square feet expires December 31, 2005. The Company has the option to renew the lease expiring on May 31, 2015 for two additional terms of 60 months each following the expiration of the original lease agreement. The Company also has the option to renew the lease expiring on December 31, 2005 for one additional term of 60 months following the expiration of the original lease agreement. All equipment leases are renewable at the option of the Company upon expiration. At June 30, 2005, future minimum payments under such leases are as follows (in thousands):

2006	$1,338
2007	1,471
2008	1,459
2009	1,475
2010	1,481
Thereafter	7,419

Total minimum lease payments	$14,643

Rental expense for all operating leases was approximately $1,288,000, $529,000 and $601,000 for the fiscal years ended June 30, 2005, 2004 and 2003, respectively.

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

James R. Hull

Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)

	By:	/s/ Michael R. Meyers

Michael R. Meyers

Chief Financial Officer and Vice President (Principal Financial and Accounting Officer)

Date: September 23, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature		Title	Date
By:	/s/ James R. Hull James R. Hull	Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)	September 23, 2005

By:	/s/ Michael R. Meyers Michael R. Meyers	Chief Financial Officer and Vice President (Principal Financial and Accounting Officer)	September 23, 2005

By:	/s/ Erik Brooks Erik Brooks	Director	September 20, 2005

By:	/s/ Jay M. Grossman Jay M. Grossman	Director	September 20, 2005

By:	/s/ Andrew Banks Andrew Banks	Director	September 19, 2005

By:	/s/ Brent Stone Brent Stone	Director	September 20, 2005

By:	/s/ Blaine F. Wesner Blaine F. Wesner	Director	September 19, 2005

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PUIRSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT:

No annual report or proxy material with respect to any annual or other meeting of security holders for the fiscal year ended June 30, 2005 has been, or will be, sent to security holders.

EXHIBIT INDEX

2.1	Recapitalization Agreement, dated July 14, 2004, among Monitronics International, Inc., Austin Ventures III-A, L.P., Austin Ventures III-B, L.P., Austin Ventures V, L.P., Austin Ventures V Affiliates Fund, Capital Resource Lenders II, L.P., ABRY Partners IV, L.P., ABRY Investment Partnership, L.P., Windward Capital Partners II, L.P., Windward Capital LP II, LLC, New York Life Capital Partners II, L.P., PPM America Private Equity Fund LP and The Northwestern Mutual Life Insurance Company. (previously filed as Exhibit 2.1 to Amendment No. 3 to the registrant’s Registration Statement on Form S-4 (File No. 333-110025) and incorporated herein by reference)

3.1	Restated Articles of Incorporation of Monitronics International, Inc. (previously filed as Exhibit 3.1 to Amendment No. 3 to the registrant’s Registration Statement on Form S-4 (File No. 333-110025) and incorporated herein by reference)

3.2	Bylaws of Monitronics International, Inc. (previously filed as Exhibit 3.2 to the registrant’s Registration Statement on Form S-4 (File No. 333-110025) and incorporated herein by reference)

4.1	Form of Global Note for the 11 3/4% Senior Subordinated Notes due 2010 of Monitronics International, Inc. (contained as an exhibit to Exhibit 4.2 hereto)

4.3	Indenture, dated as of August 25, 2003, by and between Monitronics International, Inc. and The Bank of New York Trust Company of Florida, N.A. with respect to the 11 3/4% Senior Subordinated Notes due 2010 (previously filed as Exhibit 4.2 to the registrant’s Registration Statement on Form S-4 (File No. 333-110025) and incorporated herein by reference)

10.1	Credit Agreement, dated as of August 25, 2003, by and among Monitronics International, Inc., the lenders (named therein), Fleet National Bank, as administrative agent for each of the other credit parties thereto, and Bank of America, N.A., as syndication agent for each of the other credit parties thereto (previously filed as Exhibit 10.1 to the registrant’s Registration Statement on Form S-4 (File No. 333-110025) and incorporated herein by reference)

10.2	First Amendment to Credit Agreement, dated July 14, 2004, by and among Monitronics International, Inc., the lenders (named therein), Fleet National Bank, as administrative agent for each of the other credit parties thereto, and Bank of America, N.A., as syndication agent for each of the other credit parties thereto (previously filed as Exhibit 10.2 to Amendment No. 3 to the registrant’s Registration Statement on Form S-4 (File No. 333-110025) and incorporated herein by reference)

10.3	Security Agreement, dated as of August 25, 2003, by and among Monitronics International, Inc., each of the subsidiaries of Monitronics International, Inc. from time to time party thereto and Fleet National Bank, as administrative agent for the lenders from time to time party to the Credit Agreement dated August 25, 2003 (previously filed as Exhibit 10.2 to the registrant’s Registration Statement on Form S-4 (File No. 333-110025) and incorporated herein by reference)

10.4	Collateral Patent, Trademark, Copyright and License Agreement, dated August 25, 2003, by and among Monitronics International, Inc. and Fleet National Bank, as administrative agent for the lenders from time to time party to the Credit Agreement dated August 25, 2003 (previously filed as Exhibit 10.3 to the registrant’s Registration Statement on Form S-4 (File No. 333-110025) and incorporated herein by reference)

10.5	Guarantee Agreement, dated as of August 25, 2003, by and among Monitronics International, Inc., each of the subsidiaries of Monitronics International, Inc. from time to time party thereto and Fleet National Bank, as administrative agent under the Credit Agreement dated August 25, 2003 (previously filed as Exhibit 10.4 to the registrant’s Registration Statement on Form S-4 (File No. 333-110025) and incorporated herein by reference)

10.6	Amended and Restated Affiliate Subordination Agreement, dated as of July 14, 2004, by and among Austin Ventures III-A, L.P., Austin Ventures III-B, L.P., Austin Ventures V, L.P., Austin Ventures V Affiliates Fund, L.P., Capital Resource Lenders II, L.P., ABRY Partners IV, L.P., ABRY Investment Partnership, L.P., New York Life Capital Partners II, L.P., PPM America Private Equity Fund LP, The Northwestern Mutual Life Insurance Company, Hull Family Limited Partnership, James Hull, Robert Sherman, Michael Gregory, Michael Meyers and Stephen Hedrick, as subordinated creditors, and Fleet National Bank, as secured party for the lenders from time to time party to the Credit Agreement dated August 25, 2003 (previously filed as Exhibit 10.6 to Amendment No. 3 to the registrant’s Registration Statement on Form S-4 (File No. 333-110025) and incorporated herein by reference)

10.7	Intercreditor and Subordination Agreement, dated as of August 25, 2003, by and among Monitronics International, Inc., The Northwestern Mutual Life Insurance Company and The Bank of New York Trust Company of Florida, N.A. (previously filed as Exhibit 10.6 to the registrant’s Registration Statement on Form S-4 (File No. 333-110025) and incorporated herein by reference)

10.8	Intercreditor and Subordination Agreement, dated as of August 25, 2003 by and among Monitronics International, Inc., Fleet National Bank, as administrative agent for the lenders from time to time party to the Credit Agreement, and The Northwestern Mutual Life Insurance Company (previously filed as Exhibit 10.7 to the registrant’s Registration Statement on Form S-4 (File No. 333-110025) and incorporated herein by reference)

10.9	Pledge Agreement, dated as of August 25, 2003, by and between The Northwestern Mutual Life Insurance Company, as pledgor, and Fleet National Bank, as administrative agent for the lenders from time to time party to the Credit Agreement dated August 25, 2003 (previously filed as Exhibit 10.8 to the registrant’s Registration Statement on Form S-4 (File No. 333-110025) and incorporated herein by reference)

10.10	Amended and Restated Pledge Agreement, dated as of July 14, 2004, by and among Austin Ventures III-A, L.P., Austin Ventures III-B, L.P., Austin Ventures V, L.P., Austin Ventures V Affiliates Fund, L.P., Capital Resource Lenders II, L.P., ABRY Partners IV, L.P., ABRY Investment Partnership, L.P., New York Life Capital Partners II, L.P., PPM America Private Equity Fund LP, Hull Family Limited Partnership, James Hull, Robert Sherman, Michael Gregory, Michael Meyers, and Stephen Hedrick, as pledgors, and Fleet National Bank, as administrative agent for the lenders from time to time party to the Credit Agreement dated August 25, 2003 (previously filed as Exhibit 10.10 to Amendment No. 3 to the registrant’s Registration Statement on Form S-4 (File No. 333-110025) and incorporated herein by reference)

10.11	Affiliate Registration Agreement, dated October 21, 1994, by and among AV Alarm, Inc. (now known as Monitronics International, Inc.) and James R. Hull (previously filed as Exhibit 10.14 to the registrant’s Registration Statement on Form S-4 (File No. 333-110025) and incorporated herein by reference)

10.12	Amendment to Affiliate Registration Agreement, dated November 10, 1994, by and among AV Alarm, Inc. (now known as Monitronics International, Inc.) and James R. Hull, as shareholder, and Austin Ventures III-A, L.P. and Austin Ventures III-B, L.P., as purchasers (previously filed as Exhibit 10.15 to the registrant’s Registration Statement on Form S-4 (File No. 333-110025) and incorporated herein by reference)

10.13	Fifth Amended and Restated Registration Agreement, dated July 14, 2004, by and among Monitronics International, Inc., and Austin Ventures III-A, L.P., Austin Ventures III-B, L.P., Austin Ventures V, L.P., Austin Ventures V Affiliates Fund, L.P., Capital Resource Lenders II, L.P., ABRY Partners IV, L.P., ABRY Investment Partnership, L.P., New York Life Capital Partners II, L.P., PPM America Private Equity Fund, LP and The Northwestern Mutual Life Insurance Company, as purchasers (previously filed as Exhibit 10.15 to Amendment No. 3 to the registrant’s Registration Statement on Form S-4 (File No. 333-110025) and incorporated herein by reference)

10.14	Fifth Amended and Restated Shareholders Agreement, dated July 14, 2004, by and among Monitronics International, Inc. and Austin Ventures III-A, L.P., Austin Ventures III-B, L.P., Austin Ventures V, L.P., Austin Ventures V Affiliates Fund, L.P., Capital Resource Lenders II, L.P., ABRY Partners IV, L.P., ABRY Investment Partnership, L.P., New York Life Capital Partners II, L.P., PPM America Private Equity Fund LP, The Northwestern Mutual Life Insurance Company, as purchasers, Hull Family Limited Partnership, L.P., Robert N. Sherman, Michael Meyers, Stephen Hedrick, and Michael Gregory, as common shareholders (previously filed as Exhibit 10.16 to Amendment No. 3 to the registrant’s Registration Statement on Form S-4 (File No. 333-110025) and incorporated herein by reference)

10.15	Subordinated Note and Warrant Purchase Agreement, dated January 18, 2002, by and between Monitronics International, Inc. and The Northwestern Mutual Life Insurance Company (previously filed as Exhibit 10.30 to the registrant’s Registration Statement on Form S-4 (File No. 333-110025) and incorporated herein by reference)

10.16	First Amendment to Subordinated Note and Warrant Purchase Agreement, dated August 25, 2003, by and between Monitronics International, Inc. and The Northwestern Mutual Life Insurance Company (previously filed as Exhibit 10.31 to the registrant’s Registration Statement on Form S-4 (File No. 333-110025) and incorporated herein by reference)

10.17	Second Amendment to Subordinated Note and Warrant Purchase Agreement, dated July 14, 2004, by and between Monitronics International, Inc. and The Northwestern Mutual Life Insurance Company (previously filed as Exhibit 10.19 to Amendment No. 3 to the registrant’s Registration Statement on Form S-4 (File No. 333-110025) and incorporated herein by reference)

10.18+	Employment Agreement, effective as of October 21, 1994, by and between AV Alarm, Inc. (now known as Monitronics International, Inc.) and James R. Hull (previously filed as Exhibit 10.33 to the registrant’s Registration Statement on Form S-4 (File No. 333-110025) and incorporated herein by reference)

10.19+	Agreement, dated as of August 18, 2003, by and between James R. Hull and Monitronics International, Inc. (previously filed as Exhibit 10.34 to the registrant’s Registration Statement on Form S-4 (File No. 333-110025) and incorporated herein by reference)

10.20+	First Amendment to Agreement, dated September 23, 2004, by and between James R. Hull and Monitronics International, Inc. (previously filed as Exhibit 10.20 to Amendment No. 5 to the registrant’s Registration Statement on Form S-4 (File No. 333-110025) and incorporated herein by reference)

10.21+	Employment Agreement, effective as of October 21, 1994, by and between AV Alarm, Inc. (now known as Monitronics International, Inc.) and Robert N. Sherman (previously filed as Exhibit 10.35 to the registrant’s Registration Statement on Form S-4 (File No. 333-110025) and incorporated herein by reference)

10.22+	Employment Agreement, effective as of February 1, 1995, by and between AV Alarm, Inc. (now known as Monitronics International, Inc.) and Michael D. Gregory (previously filed as Exhibit 10.36 to the registrant’s Registration Statement on Form S-4 (File No. 333-110025) and incorporated herein by reference)

10.23	Form of Indemnification Agreement by and between Monitronics International, Inc. and each of James R. Hull, Blaine F. Wesner, Jay M. Grossman, Erik Brooks, Andrew Banks and Brent Stone (previously filed as Exhibit 10.37 to the registrant’s Registration Statement on Form S-4 (File No. 333-110025) and incorporated herein by reference)

10.24	Form of Indemnification Agreement by and between Monitronics International, Inc. and each of Michael R. Haislip, Michael R. Meyers, Robert N. Sherman, Stephen M. Hedrick, Michael D. Gregory, Barry P. Johnson and Rick L. Hudson (previously filed as Exhibit 10.38 to the registrant’s Registration Statement on Form S-4 (File No. 333-110025) and incorporated herein by reference)

10.25	Commercial Lease Agreement, dated April 24, 2000, by and between Monitronics International, Inc. and Valley View Tech, Inc. (previously filed as Exhibit 10.39 to the registrant’s Registration Statement on Form S-4 (File No. 333-110025) and incorporated herein by reference)

10.26	Commercial Lease Agreement, dated June 22, 1998, by and between Monitronics International, Inc. and Valley View Tech, Inc. (previously filed as Exhibit 10.40 to the registrant’s Registration Statement on Form S-4 (File No. 333-110025) and incorporated herein by reference)

10.27	First Amendment to Commercial Lease Agreement, dated April 24, 2000, by and between Monitronics International, Inc. and Valley View Tech, Inc. (previously filed as Exhibit 10.41 to the registrant’s Registration Statement on Form S-4 (File No. 333-110025) and incorporated herein by reference)

10.28	Second Amendment to Commercial Lease Agreement, dated September 27, 2001, by and between Monitronics International, Inc. and Valley View Tech, Inc. (previously filed as Exhibit 10.42 to the registrant’s Registration Statement on Form S-4 (File No. 333-110025) and incorporated herein by reference)

10.29	Commercial Lease Agreement, dated March 18, 1999, by and between Monitronics International, Inc. and Valley View Tech, Inc. (previously filed as Exhibit 10.43 to the registrant’s Registration Statement on Form S-4 (File No. 333-110025) and incorporated herein by reference)

10.30	First Amendment of Lease, dated April 24, 2000, by and between Monitronics International, Inc. and Valley View Tech, Inc. (previously filed as Exhibit 10.44 to the registrant’s Registration Statement on Form S-4 (File No. 333-110025) and incorporated herein by reference)

10.31	Commercial Lease Agreement, dated December 9, 1991, by and between My Alarm, Inc. (now known as Monitronics International, Inc.) and TDC Dallas Partners No. 2, Ltd. (previously filed as Exhibit 10.45 to the registrant’s Registration Statement on Form S-4 (File No. 333-110025) and incorporated herein by reference)

10.32	First Amendment of Lease, dated February 17, 1997, by and between Monitronics International, Inc. and TDC Dallas Partners No. 2, Ltd. (previously filed as Exhibit 10.46 to the registrant’s Registration Statement on Form S-4 (File No. 333-110025) and incorporated herein by reference)

10.33	Second Amendment of Lease, dated September 17, 1997, by and between Monitronics International, Inc. and TDC Dallas Partners No. 2, Ltd. (previously filed as Exhibit 10.47 to the registrant’s Registration Statement on Form S-4 (File No. 333-110025) and incorporated herein by reference)

10.34	Third Amendment of Lease, dated August 31, 2001, by and between Monitronics International, Inc. and MRP/VV, L.P. (previously filed as Exhibit 10.48 to the registrant’s Registration Statement on Form S-4 (File No. 333-110025) and incorporated herein by reference)

10.35+	1999 Stock Option Plan of Monitronics International, Inc. (previously filed as Exhibit 10.49 to the registrant’s Registration Statement on Form S-4 (File No. 333-110025) and incorporated herein by reference)

10.36+	2001 Stock Option Plan of Monitronics International, Inc. (previously filed as Exhibit 10.50 to the registrant’s Registration Statement on Form S-4 (File No. 333-110025) and incorporated herein by reference)

10.37+	Employment Agreement, effective as of September 1, 2003, by and between Monitronics International, Inc. and Michael R. Meyers (previously filed as Exhibit 10.51 to the registrant’s Registration Statement on Form S-4 (File No. 333-110025) and incorporated herein by reference)

10.38	Lease Agreement, dated May 3, 2004, by and between Monitronics International, Inc. and AGF Valley View II, Ltd. (previously filed as Exhibit 10.52 to the registrant’s Registration Statement on Form S-4 (File No. 333-110025) and incorporated herein by reference)

10.39	Stock Purchase Agreement, dated July 14, 2004, among Monitronics International, Inc., Windward Capital Partners II, L.P., Windward Capital LP II, LLC, New York Life Capital Partners II, L.P. and PPM America Private Equity Fund LP (previously filed as Exhibit 10.40 to Amendment No. 3 to the registrant’s Registration Statement on Form S-4 (File No. 333-110025) and incorporated herein by reference)

10.40+	Second Amendment to Agreement, dated September 23, 2004, by and between James R. Hull and Monitronics International, Inc. (previously filed as Exhibit 10.1 to the registrant’s Form 10-Q dated February 8, 2005 (File No. 333-110025) and incorporated herein by reference)

10.41	First Amendment of Lease, dated January 14, 2005, by and between Monitronics International, Inc. and AGF Valley View II, Ltd. (previously filed as Exhibit 10.2 to the registrant’s Form 10-Q dated February 8, 2005 (File No. 333-110025) and incorporated herein by reference)

10.42+	2005 Stock Option Plan of Monitronics International, Inc. (previously filed as Exhibit 10.1 to the registrant’s Form 8-K dated April 1, 2005 (File No. 333-110025) and incorporated herein by reference)

10.43+	Form of Officer and Employee Award with Change of Control Provision (previously filed as Exhibit 10.2 to the registrant’s Form 8-K dated April 1, 2005 (File No. 333-110025) and incorporated herein by reference)

10.44+	Form of Officer and Employee Award with No Change of Control Provision (previously filed as Exhibit 10.3 to the registrant’s Form 8-K dated April 1, 2005 (File No. 333-110025) and incorporated herein by reference)

10.45	Second Amendment to Credit Agreement, dated as of March 28, 2005, by and among Monitronics International, Inc., the lenders (named therein), Fleet National Bank, as administrative agent for each of the other credit parties thereto, and Bank of America, N.A., as syndication agent for each of the other credit parties thereto (previously filed as Exhibit 10.4 to the registrants Form 8-K dated April 1, 2005 (File No. 333-110025) and incorporated herein by reference)

14.1*	Financial Code of Ethics of Monitronics International, Inc.

31.1*	Certification of the Chief Executive Officer of Monitronics International, Inc. pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of Monitronics International, Inc. pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer of Monitronics International, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer of Monitronics International, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Furnished herewith.
+	Indicates that exhibit is a management contract or compensation plan or arrangement.

(c)	Financial Statement Schedule. The following financial statement schedule of the Company is submitted herewith:

Schedule II — Valuation and Qualifying Accounts and Reserves

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.