Form 10-Q
period 2005-09-30
MONITRONICS INTERNATIONAL INC
filed 2005-11-10
CIK 1265107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at October 31, 2005
Class A Common Stock, par value $.01 per share	31,090,317
Class B Common Stock, par value $.01 per share	None

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MONITRONICS INTERNATIONAL, INC.

BALANCE SHEETS

(In thousands, except share data)

	September 30, 2005	June 30, 2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,145	$190
Accounts receivable, net	6,967	6,392
Federal income tax receivable	8,343	8,427
Prepaid expenses and other current assets	1,117	1,124

Total current assets	17,572	16,133

Property and equipment, net	8,092	7,215
Subscriber accounts, net of accumulated amortization of $381,166 as of September 30, 2005 and $361,727 as of June 30, 2005	485,751	471,212
Deferred financing costs, net	11,724	12,418
Goodwill	14,795	14,795

Total assets	$537,934	$521,773

Liabilities and Shareholders’ Net Capital
Current liabilities:
Accounts payable	$2,722	$2,554
Accrued expenses	2,746	2,413
Purchase holdbacks	8,045	7,855
Deferred revenue	5,270	5,865
Interest payable	2,797	7,370
Taxes payable	57	33
Current portion of long-term debt	1,805	1,804

Total current liabilities	23,442	27,894
Long-term debt, less current portion	448,631	425,809
Redeemable preferred stock, net	13,342	13,342
Commitments and contingencies
Shareholders’ net capital:
Class A common stock, $.01 par value:
Authorized shares – 80,000,000
Issued and outstanding shares – 31,090,317 shares as of September 30, 2005 and 31,090,317 shares as of June 30, 2005	311	311
Class B common stock, $.01 par value:
Authorized shares – 700,000
Issued and outstanding shares – none	—	—
Additional paid-in capital	156,677	156,677
Treasury stock, at cost, 843,194 shares as of September 30, 2005 and 843,194 shares as of June 30, 2005	(8,913)	(8,913)
Accumulated deficit	(95,556)	(93,347)

Total shareholders’ net capital	52,519	54,728

Total liabilities and shareholders’ net capital	$537,934	$521,773

See accompanying notes.

MONITRONICS INTERNATIONAL, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,
	2005	2004
	(In thousands)
Revenue	$45,072	$40,546
Cost of services	5,508	4,806

Gross profit	39,564	35,740

Operating expenses:
Sales, general and administrative	8,741	7,560
Depreciation	617	507
Amortization	21,483	18,841

	30,841	26,908

Operating income	8,723	8,832

Other expense:
Interest expense	10,919	9,832

	10,919	9,832

Loss before income taxes	(2,196)	(1,000)
Provision (benefit) from income taxes	13	(185)

Net loss	$(2,209)	$(815)

Preferred dividends accrued	—	(878)
Accretion of redeemable convertible preferred stock redemption value	—	(18)

Net loss attributed to common stock shareholders	$(2,209)	$(1,711)

See accompanying notes.

MONITRONICS INTERNATIONAL, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended September 30,
	2005	2004
	(In thousands)
Operating Activities
Net loss	$(2,209)	$(815)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	22,100	19,348
Amortization of deferred financing costs	694	655
Deferred income taxes	—	(504)
Provision for bad debt	925	765
Non-cash interest accretion	27	24
Non-cash expense related to put option	84	470
Changes in current assets and liabilities:
Accounts receivable (excluding provision for bad debt)	(1,500)	(1,356)
Prepaid expenses and other current assets	7	(262)
Accounts payable	168	(326)
Accrued expenses	333	(241)
Accrued interest	(4,575)	(4,389)
Deferred revenue	(595)	111
Income taxes payable and receivable	108	355

Net cash provided by operating activities	15,567	13,835

Investing Activities
Purchases of property and equipment	(1,532)	(872)
Sale of land	40	—
Purchases of subscriber accounts (net of holdbacks)	(35,832)	(33,844)

Net cash used in investing activities	(37,324)	(34,716)

Financing Activities
Payment of deferred financing and issuance costs	—	(832)
Proceeds from credit facility	36,450	36,050
Payments of credit facility	(13,738)	(8,738)
Redemption of preferred stock	—	(5,610)

Net cash provided by financing activities	22,712	20,870

Increase (decrease) in cash and cash equivalents	955	(11)
Cash and cash equivalents at beginning of period	190	1,645

Cash and cash equivalents at end of period	$1,145	$1,634

Significant cash transactions during the period for:
Interest paid	$14,669	$13,292

Non-cash investing and financing activities:
Recapitalization:
Issuance of common stock	$—	$158,090

Issuance of new Series A preferred stock	$—	$13,342

Retirement of Series A, B, C, C-1 and D-1 preferred stock	$—	$(171,432)

Accrued preferred stock dividends	$—	$878

See accompanying notes.

Monitronics International, Inc.

Notes to Financial Statements

(Unaudited)

1. Description of Business and Summary of Significant Accounting Policies

Description of Business

Monitronics International, Inc. (the “Company”) provides security alarm monitoring and related services to residential and business subscribers throughout the United States. The Company monitors signals arising from burglaries, fires, and other events through security systems installed by independent dealers at subscribers’ premises.

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

The following table illustrates the effect of net loss if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands):

	Three Months Ended September 30,
	2005	2004
Net loss as reported	$(2,209)	$(815)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net value of related tax effects	(28)	—

Pro forma net loss	$(2,237)	$(815)

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which is a revision of SFAS 123. SFAS 123(R) supercedes APB 25, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure will no longer be an alternative. SFAS 123(R) is effective no later than the beginning of the first fiscal year beginning after December 15, 2005. The Company will to adopt SFAS 123(R) on or before July 1, 2006. The adoption of SFAS 123(R)’s fair value method may have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. The Company will implement SFAS 123(R) using the “prospective” method.

2. Long-Term Debt

Long-term debt consists of the following (in thousands):

	September 30, 2005	June 30, 2005
Revolving credit line and term loan payable	$269,400	$246,687
Senior subordinated notes payable	160,000	160,000
Subordinated notes payable	21,470	21,470
Investor put option (see Note 3 (Related Party Transactions))	303	220

	451,173	428,377
Less: discount	737	764
Less: current portion	1,805	1,804

	$448,631	$425,809

On August 25, 2003, the Company entered into its existing credit facility agreement comprised of a $175.0 million term loan that matures in fiscal year 2010 and a $145.0 million revolving credit facility that matures in fiscal year 2009. Payments under the term loan are payable in quarterly installments from December 31, 2003 through June 30, 2009. The quarterly payment is calculated based upon the amount of the original facility multiplied by 0.25% for the quarters ended December 31, 2003 through September 30, 2006, 1.25% for the quarters ended December 31, 2006 through September 30, 2007 and 3.00% for the quarters ended December 31, 2007 through June 30, 2009 with the remaining balance due at maturity. As of September 30, 2005, the Company had $97.9 million in borrowings outstanding under the $145 million revolving credit line and had $171.5 million in borrowings outstanding under the term loan. Further, the Company had $47.1 million in availability under the revolving credit line of which $23.9 million was immediately available as calculated under the covenants in the Company’s credit facility, and is charged a commitment fee of 0.5% on the average daily unused portion. The revolving credit line bears interest at a rate of either prime plus 2.25% or LIBOR plus 3.25%. The term loan bears interest at a rate of either prime plus 2.75% or LIBOR plus 3.75%. For the three months ended September 30, 2005, borrowings under the credit facility had a weighted average interest rate of 7.2%. Interest incurred on borrowings is payable monthly in arrears.

On March 28, 2005, the Company amended certain provisions of its credit facility resulting in the elimination of mandatory reductions to the revolving credit facility, a 75 basis point reduction in the variable interest rate for the Company’s revolving credit line and the term loan, and a 25 basis point reduction in commitment fees at the Company’s current borrowing level.

On August 25, 2003, the Company also issued $160.0 million of senior subordinated notes (the “Senior Subordinated Notes”) at a discount of $0.94 million. The Senior Subordinated Notes accrue interest at 11.75% per annum and mature on September 1, 2010. Interest payments are to be made semi-annually in cash in arrears on March 1 and September 1 of each year beginning on March 1, 2004. On December 16, 2004, the Company completed an exchange offer in which it exchanged new notes that were registered under the Securities Act of 1933 for the Senior Subordinated Notes. In accordance with the registration rights agreement associated with these notes, the Company incurred special interest on the Senior Subordinated Notes in the amount of $470,000 in connection with the exchange offer.

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

The credit facility and subordinated notes have certain financial tests which must be met on a quarterly basis, including maximum total senior debt and total debt to quarterly annualized net operating income, minimum interest coverage ratio, minimum fixed charge coverage ratio and an annual capital expenditure limit. Indebtedness under the credit facility is secured by all of the assets of the Company. As of September 30, 2005, the Company was in compliance with all required financial tests.

On August 18, 2003, the Company entered into an agreement with the Hull Family Limited Partnership (the “Partnership”) and Mr. James R. Hull, the Company’s president and chief executive officer, as amended on September 23, 2004, that allowed for the put of $500,000 in value of Class A common stock to the Company in each fiscal year beginning in fiscal 2005 and ending June 30, 2009. On November 22, 2004, the first of five option exercises was completed when the Partnership sold the Company $500,000 worth of Class A common stock. The fair value of the remaining investor put option was $0.3 million at September 30, 2005. See Note 3 (Related Party Transactions) to these financial statements.

Scheduled maturities (as defined) of long-term debt at September 30, 2005, utilizing the required payment schedule of the Senior Subordinated Notes, subordinated notes, credit facility and the fair value of the investor put option are as follows for fiscal years below (in thousands):

2006	$1,368
2007	7,083
2008	18,020
2009	118,982
2010	145,720
Thereafter	160,000

$451,173

3. Related Party Transactions

Concurrently with the Senior Subordinated Notes offering, the Company entered into an agreement with James R. Hull, the Company’s president and chief executive officer, and the Hull Family Limited Partnership (the “Partnership”) pursuant to which the Company paid Mr. Hull a $2 million transaction fee in cash at the closing of the refinancing on August 25, 2003. This fee was capitalized as deferred financing costs. On November 7, 2003, the Partnership exercised its right to require the Company to purchase 400,000 shares of Class A common stock at a purchase price of $1 million in cash. Based on the fair value of the Company’s stock, no expense was recorded related to the repurchase of the Partnership’s shares. The agreement also gives the Partnership and Mr. Hull a written investor put option to sell up to a combined total of $500,000 in value of Class A common stock to the Company in each of the five fiscal years ending June 30, 2009 at purchase prices per share that are based on a multiple of the Company’s consolidated cash flow. Based on the fair value of the Company’s stock at the time of the agreement, the Company recorded no liability in connection with this agreement. The written investor put option was amended on September 23, 2004, resulting in the Company recording a liability and related sales, general and administrative (“SG&A”) expense of $0.5 million based on the fair value of the written put option at September 30, 2004. On November 22, 2004, the Partnership exercised the first of five option exercises and sold the Company 57,549 shares of Class A common stock for $500,000. As of September 30, 2005, the outstanding liability for the put option was $0.3 million. The Company will prospectively adjust its liability and related SG&A expense as the fair value of the put option changes.

On July 14, 2004, the Company completed a series of transactions which it refers to as the “recapitalization.” In the recapitalization, the Company redeemed approximately $5.6 million of the Series C and C-1 preferred stock held by Windward Capital Partners II, L.P. and Windward Capital LP II, LLC (the “Windward entities”) and then issued shares of a new Series A preferred or Class A common stock to its preferred shareholders in exchange for all of their preferred stock, Class A common stock and warrants to purchase Class A common stock. The preferred shareholders determined the number of shares to be received in the exchange based on the liquidation preference of, and accrued but unpaid dividends on, the existing preferred shares as of July 14, 2004 for the shares held by the Windward entities and as of June 30, 2003 for the remaining preferred shares. The Company’s preferred shareholders agreed to value the Class A common stock and new Series A preferred stock received in the exchange at $6.00 per share. The valuation was based on a negotiation amongst the Company’s preferred shareholders and the agreement of New York Life Capital Partners II, L.P. and PPM America Private Equity Fund L.P. to subsequently purchase the shares of Class A common stock received by the Windward entities in the exchange for $6.00 per share. No independent third party valuations or appraisal opinions were obtained by the preferred shareholders or board of directors during the negotiation process. The Company’s lenders and preferred shareholders consented to the recapitalization as required under the terms of the Company’s applicable agreements.

The Company’s preferred shareholders also negotiated the terms of the new Series A preferred stock issued to Austin Ventures III-A, L.P., Austin Ventures III-B, L.P., Austin Ventures V, L.P. and Austin Ventures V Affiliates Fund, L.P. The Company’s board of directors and the holders of at least two-thirds of the outstanding shares of Class A common stock, Series A preferred stock, Series B preferred stock, Series C preferred stock, Series C-1 preferred stock and Series D-1 preferred stock, each voting as a separate class as required by the Company’s articles of incorporation, approved the amendment and restatement of the Company’s articles of incorporation to create the new Series A preferred stock.

4. Commitments and Contingencies

The Company is subject to various legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions is not expected to have a material impact on the financial position or results of operations of the Company.

5. Subsequent Event

On November 4, 2005, the holders of the Company’s Series A preferred stock notified it of their election for the Series A preferred stock to begin accruing dividends as permitted under the Company’s articles of incorporation. As a result of the dividend election, the Series A preferred stock began accruing dividends on November 4, 2005 at a rate of 8% per annum, and the dividend rate will increase at a rate of 2% per annum on each subsequent November 4 up to a rate of 16% per annum. The dividend rate will also increase to a maximum of 24% per annum following any covenant or leverage defaults until the noncompliance is cured.

As a result of the dividend election, the Company must redeem the Series A preferred stock on June 30, 2008 at a price equal to the liquidation value (calculated as provided in its articles of incorporation) plus any accrued and unpaid dividends. If the Company does not redeem the Series A preferred stock on June 30, 2008, the maximum dividend rate will increase from 16% to the lesser of 24% and the maximum rate permitted by law. If the Company is unable to redeem the Series A preferred stock on or prior to June 30, 2009 for any reason, including due to the prohibitions or restrictions contained in its existing debt instruments or articles of incorporation, the holders of the Series A preferred stock may initiate the Company’s sale or liquidation.

Following the dividend election, the Series A preferred stock is no longer convertible into Class A common stock, and the shares of Series A preferred stock no longer have voting rights except with respect to limited matters provided in the Company’s articles of incorporation or otherwise required by law.

The Company will reflect the effect of the dividend election in the second quarter of fiscal 2006 by adjusting the Series A preferred stock to its liquidation value of approximately $45 million through a reduction to the Company’s additional paid-in capital.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a leading national provider of security alarm monitoring services. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements, and the related notes to those financial statements, included in Part I—Item 1 of this Quarterly Report on Form 10-Q.

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

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. They can be affected by inaccurate assumptions we might make or by known or unknown risks, uncertainties and assumptions. Reference is hereby made to the disclosures contained under the heading “Risk Factors” in “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 23, 2005. In light of these risks, uncertainties and assumptions, the forward-looking statements may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. When you consider these forward-looking statements, you should keep in mind these risk factors and other cautionary statements.

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

Account cancellation, otherwise referred to as subscriber attrition, has a direct impact on the number of subscribers we serve and hence our financial results, including revenues, operating income and cash flow. We define our attrition rate as the number of canceled accounts in a given period divided by the average of the beginning and ending balance of subscribers for that period. We consider an account canceled when a subscriber terminates in accordance with the terms of the contract or if payment from the subscriber is deemed uncollectible. If a subscriber relocates but continues his service, this is not a cancellation. If the subscriber relocates and discontinues his service and a new subscriber takes over the service continuing the revenue stream, this is a cancellation and a new owner takeover. We adjust the number of canceled accounts by excluding those that are contractually guaranteed by our dealers. Our typical dealer contract provides that if a subscriber cancels in the first year of its contract, the dealer must replace the lost monthly revenue attributable to the canceled contract and either replace the canceled account with a new one or refund our purchase price. To help ensure the dealer’s obligation to us, we typically hold back a portion of the purchase price for every account we purchase. In some cases, the amount of the purchase holdback may be less than actual attrition experience. In recent years, a substantial portion of the accounts that canceled within this initial 12-month period were replaced by the dealers at no additional cost to us.

The table below presents subscriber data for the twelve months ended September 30, 2005 and 2004:

	Twelve Months Ended September 30,
	2005	2004
Beginning balance of accounts	451,462	413,449
Accounts purchased	97,315	90,162
Accounts canceled (1)	(60,551)	(49,662)
Accounts guaranteed to be refunded from holdback	(1,367)	(2,487)
Ending balance of accounts	486,859	451,462
Attrition rate	12.9%	11.5%

(1)	Net of canceled accounts that are contractually guaranteed by the dealer and new owner takeovers.

Our trailing twelve-month attrition rose to 12.9% for the period ended September 30, 2005 from 11.5% for the period ended September 30, 2004. This increase primarily reflects a slight change in policy we adopted in June 2004 to permit subscribers in their annual renewal period to cancel with proper 30-days written notice. This change resulted in the cancellation of a small number of accounts ahead of schedule. The increased attrition rate has already started to subside and management anticipates the effect of the change in policy should essentially no longer impact the trailing 12-month attrition rate by the end of the third quarter of fiscal year 2006. This change in policy was made as a result of our comparing the small amount of revenue lost to the level of customer dissatisfaction created when a one-year renewal is enforced and deciding that customer satisfaction is the much greater influence on the level of our future business. The primary three-year term of the contract remains non-cancelable.

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

Results of Operations

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Revenues. Total revenues were $45.1 million in the three months ended September 30, 2005 compared to $40.5 million in the three months ended September 30, 2004, which was an increase of $4.6 million, or 11%. This increase was primarily attributable to an increase in the number of subscriber accounts to 486,859 as of September 30, 2005 from 451,462 as of September 30, 2004 and a small net increase in average revenue per customer.

Cost of services. Cost of services were $5.5 million for the three months ended September 30, 2005 compared to $4.8 million for the three months ended September 30, 2004, which was an increase of $0.7 million, or 15%. As a percentage of revenues, cost of services was 12% for both the three months ended September 30, 2005 and September 30, 2004.

Sales, general and administrative (SG&A). SG&A was $8.7 million for the three months ended September 30, 2005 compared to $7.6 million for the three months ended September 30, 2004, which was an increase of $1.1 million, or 14%. As a percentage of revenues, SG&A was 19% for both the three months ended September 30, 2005 and September 30, 2004.

Amortization. Amortization of intangibles was $21.5 million in the three months ended September 30, 2005 compared to $18.9 million in the three months ended September 30, 2004 which was an increase of $2.6 million, or 14%. The increase was attributable to growth in our purchased subscriber accounts through our authorized dealer program.

Interest expense. Interest expense was $10.9 million in the three months ended September 30, 2005 compared to $9.8 million in the three months ended September 30, 2004, which was an increase of $1.1 million, or 11%. The increase resulted from higher borrowing under our revolving line of credit throughout the quarter incurred to fund our purchase of subscriber accounts and increases in variable interest rates. Our average interest rate decreased to 9.9% in the three months ended September 30, 2005 from 10.0% in the three months ended September 30, 2004.

Net loss. Net loss was $2.2 million in the three months ended September 30, 2005 compared to net loss of $0.8 million in the three months ended September 30, 2004 primarily due to higher interest expense.

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

As of September 30, 2005 and June 30, 2005, we had working capital deficits of $5.9 million and $11.8 million, respectively. The $5.9 million improvement in our working capital was primarily due to a $4.6 million reduction in interest payable which decreased to $2.8 million as of September 30, 2005 compared to $7.4 million as of June 30, 2005. The decrease in interest payable was primarily due to the semi-annual payment, on September 1, 2005, of interest related to our $160 million of senior subordinated notes.

Net cash provided by operating activities for the three months ended September 30, 2005 was $15.6 million, as compared to $13.8 million for the three months ended September 30, 2004. The increase in cash provided by operating activities for the three months ended September 30, 2005 was primarily due to growth in our subscriber base and the resulting increases in revenues.

Net cash used in investing activities for the three months ended September 30, 2005 was $37.3 million, compared to $34.7 million for the three months ended September 30, 2004. For the three months ended September 30, 2005, capital expenditures were $1.5 million versus $0.9 million for the three months ended September 30, 2004. Capital expenditures were primarily for our central monitoring station, telephone systems, computer systems and leasehold improvements for our offices. Capital expenditures are expected to vary based on the growth of our subscriber account base and improvements to our technology, operating and financial systems. Purchases of subscriber accounts consist of all direct external payments associated with the purchase of subscriber accounts. The portion of the purchase holdback paid to dealers at the end of the guarantee period is included in this amount when paid.

Our net cash provided by financing activities for the three months ended September 30, 2005 was $22.7 million, as compared to $20.9 million for the three months ended September 30, 2004.

As of September 30, 2005, we had $269.4 million outstanding under our credit facility, bearing interest at a weighted average rate for the three months ended September 30, 2005 of approximately 7.2% per annum, and we had approximately $47.1 million in borrowing availability under our revolving credit line, of which $23.9 million was immediately available as calculated under the covenants in our credit facility. In addition, we had $181.5 million in principal amount outstanding of senior subordinated and subordinated notes as of September 30, 2005.

On March 28, 2005, we amended certain provisions of our credit facility that included elimination of mandatory reductions to the revolving credit facility, a 75 basis point reduction in the variable interest rate for our revolving credit line and term loan, and a 25 basis point reduction in commitment fees at our current borrowing level.

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

Prior to the recapitalization, we were obligated to accrue cumulative dividends on each series of our previously outstanding preferred stock at varying rates, but we were prohibited from paying these dividends under the terms of our credit facility and the indenture governing the senior subordinated notes if an event of default existed or would result from such payment. The recapitalization allowed us to restructure our accrued dividends by converting the accrued dividends into common and preferred stock. Our new Series A preferred stock issued in the recapitalization is not currently accruing dividends, and payment of any dividends after a dividend election will continue to be prohibited under the terms of our credit facility and the indenture if an event of default exists or would result from such payment. Accordingly, we do not expect to pay any dividends.

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

We will require substantial cash flow to fully implement our business strategy and meet our principal and interest obligations with respect to the senior subordinated notes and our other indebtedness. We anticipate that cash flow generated from operations and borrowings under our credit facility will provide sufficient liquidity to fund these requirements for the foreseeable future. Following the August 2003 refinancing, we continue to have significant borrowing capacity under our credit facility. This capacity coupled with anticipated cash flow from operations is expected to meet and satisfy our short-term obligations.

We further preserve our borrowing capacity by following a cash management practice of maintaining as low as possible ongoing cash balance. However, our ability to meet our debt service and other obligations depends on our future performance, which in turn is subject to general economic conditions and other factors, certain of which are beyond our control. If we are unable to generate sufficient cash flow from operations or otherwise to comply with the terms of the indenture governing the senior subordinated notes or our other debt instruments, we may be required to refinance all or a portion of our existing debt or obtain additional financing. Further, the agreements or indentures governing our credit facility, our senior subordinated notes and subordinated notes contain financial covenants relating to capital expenditure limits, maximum total debt to annualized quarterly EBITDA, maximum total senior debt to annualized quarterly EBITDA, interest coverage and fixed charge coverage that may impact our ability to refinance all or a portion of our existing debt or obtain additional financing. As of September 30, 2005, we were in compliance with all required financial tests.

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

Income Taxes and Deferred Tax Assets. As part of preparing our financial statements, significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and the need for a valuation allowance related to our deferred tax assets. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, especially the amortization of subscriber accounts, which are amortized using a 10-year 135% declining balance method for financial reporting purposes and are generally amortized using a 10-year straight-line method for tax purposes. These differences result in deferred tax assets and liabilities, which are included within our balance sheet. We must then in accordance with Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes, assess the realizability of the deferred tax assets. Accordingly, we have fully reserved our deferred tax asset as a result of experiencing a cumulative loss before income taxes for the three-year period ended June 30, 2005. We also considered possible tax planning strategies. In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion, or all of the deferred tax assets, will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income (including reversals of deferred tax liabilities) during the periods in which those temporary differences will become deductible.

Goodwill. As of September 30, 2005, we had goodwill of $14.8 million, which represents 2.8% of our total assets. We test goodwill annually for impairment and record an impairment charge if the carrying amount exceeds the fair value. We use a discounted cash flow approach as well as other methods to determine the fair value used in our test for impairment of goodwill. The results of this methodology depend upon a number of estimates and assumptions relating to cash flows, discount rates and other matters. Accordingly, such testing is subject to certain uncertainties, which could cause the fair value of goodwill to fluctuate from period to period.

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board “FASB” issued FASB Statement No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which is a revision of SFAS 123. SFAS 123(R) supercedes APB 25, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure will no longer be an alternative. SFAS 123(R) is effective no later than the beginning of the first fiscal year beginning after December 15, 2005. We will adopt SFAS 123(R) on or before July 1, 2006. The adoption of SFAS 123(R)’s fair value method may have a significant impact on our result of operations, although it will have no impact on our overall financial position. We will implement SFAS 123(R) using the “prospective” method.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have interest rate risk, in that borrowings under our credit facility are based on variable market interest rates. As of September 30, 2005, we had $269.4 million of variable rate debt outstanding under our credit facility. Presently, the revolving credit line bears interest at a rate of prime plus 2.25% or LIBOR plus 3.25%, with the term loan at a rate of prime plus 2.75% or LIBOR plus 3.75%. To control our exposure to interest rates under our facility, we are required to utilize interest rate caps as required by our credit facility if our ratio of fixed interest debt to total debt should fall below 25%. As of September 30, 2005, we were in compliance with this ratio. A hypothetical 10% increase in our credit facility’s weighted average interest rate of 7.2% per annum for the three months ended September 30, 2005 would correspondingly decrease our earnings and operating cash flows by approximately $0.5 million.

Our privately issued $21.5 million subordinated notes due March 1, 2010 have a fixed interest rate of 14.5%, but have exposure to changes in the debt’s fair value. In connection with our August 2003 refinancing, we amended the terms of these subordinated notes to extend the maturity date from January 18, 2009 to March 1, 2010 and to increase the interest rate from 13.5% per annum to 14.5% per annum. In addition, we issued $160.0 million aggregate principal amount of our senior subordinated notes due September 1, 2010 with a fixed interest rate of 11.75%, which has exposure to changes in the debt’s fair value. We believe that the fair value of our total subordinated debt is approximately $183.3 million (book of $181.5 million). The fair value of our total subordinated debt is based on the quoted market price of our senior subordinated debt.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 15, 2005, we granted to employees options to purchase 85,800 shares of our Class A common stock under our 2005 Stock Option Plan at an exercise price of $6.00 per share and options to purchase 15,500 shares of our Class A common stock under our 2001 Stock Option Plan at an exercise price of $6.00 per share. These transactions were exempt from the registration requirements of the Securities Act by virtue of Rule 701 because they were issued in compensatory circumstances to employees in compliance with that Rule.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

On November 4, 2005, the holders of our Series A preferred stock notified us of their election for the Series A preferred stock to begin accruing dividends as permitted under our articles of incorporation. As a result of the dividend election, the Series A preferred stock began accruing dividends on November 4, 2005 at a rate of 8% per annum, and the dividend rate will increase at a rate of 2% per annum on each subsequent November 4 up to a rate of 16% per annum. The dividend rate will also increase to a maximum of 24% per annum following any covenant or leverage defaults until the noncompliance is cured.

As a result of the dividend election, we must redeem the Series A preferred stock on June 30, 2008 at a price equal to the liquidation value (calculated as provided in our articles of incorporation) plus any accrued and unpaid dividends. If we do not redeem the Series A preferred stock on June 30, 2008, the maximum dividend rate will increase from 16% to the lesser of 24% and the maximum rate permitted by law. If we are unable to redeem the Series A preferred stock on or prior to June 30, 2009 for any reason, including due to the prohibitions or restrictions contained in our existing debt instruments or articles of incorporation, the holders of the Series A preferred stock may initiate our sale or liquidation.

Following the dividend election, the Series A preferred stock is no longer convertible into Class A common stock, and the shares of Series A preferred stock no longer have voting rights except with respect to limited matters provided in our articles of incorporation or otherwise required by law.

We will reflect the effect of the dividend election in the second quarter of fiscal 2006 by adjusting the Series A preferred stock to its liquidation value of approximately $45 million through a reduction to our additional paid-in capital.

Item 6. Exhibits

2.1	Recapitalization Agreement, dated July 14, 2004, among Monitronics International, Inc., Austin Ventures III-A, L.P., Austin Ventures III-B, L.P., Austin Ventures V, L.P., Austin Ventures V Affiliates Fund, Capital Resource Lenders II, L.P., ABRY Partners IV, L.P., ABRY Investment Partnership, L.P., Windward Capital Partners II, L.P., Windward Capital LP II, LLC, New York Life Capital Partners II, L.P., PPM America Private Equity Fund LP and The Northwestern Mutual Life Insurance Company (previously filed as Exhibit 2.1 to Amendment No. 3 to the registrant’s Registration Statement on Form S-4 (File No. 333-110025) and incorporated herein by reference)

3.1	Restated Articles of Incorporation of Monitronics International, Inc. (previously filed as Exhibit 3.1 to Amendment No. 3 to the registrant’s Registration Statement on Form S-4 (File No. 333-110025) and incorporated herein by reference)

3.2	Bylaws of Monitronics International, Inc. (previously filed as Exhibit 3.2 to the registrant’s Registration Statement on Form S-4 (File No. 333-110025) and incorporated herein by reference)

10.1*	Restricted Stock Ownership Agreement, dated April 19, 2002, by and between Monitronics International, Inc. and James R. Hull

10.2*	Restricted Stock Ownership Agreement, dated April 19, 2002, by and between Monitronics International, Inc. and Michael Meyers

10.3*	Restricted Stock Ownership Agreement, dated April 19, 2002, by and between Monitronics International, Inc. and Michael Gregory

10.4*	Restricted Stock Ownership Agreement, dated April 19, 2002, by and between Monitronics International, Inc. and Robert Sherman

10.5*	Restricted Stock Ownership Agreement, dated April 19, 2002, by and between Monitronics International, Inc. and Ricky L. Hudson

10.6*	Restricted Stock Ownership Agreement, dated April 19, 2002, by and between Monitronics International, Inc. and Stephen Hedrick

10.7*	Restricted Stock Ownership Agreement, dated April 19, 2002, by and between Monitronics International, Inc. and Barry Johnson

10.8*	Correction to First Amendment to Lease Agreement, dated January 14, 2005, by and between Monitronics International, Inc. and AGF Valley View, Ltd.

10.9*	Fourth Amendment to Lease Agreement, dated September 6, 2005, by and between Monitronics International, Inc. and MRP/VV, L.P.

31.1*	Certification of the Chief Executive Officer of Monitronics International, Inc. pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer of Monitronics International, Inc. pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of the Chief Executive Officer of Monitronics International, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Chief Financial Officer of Monitronics International, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONITRONICS INTERNATIONAL, INC.

By:	/s/ James R. Hull
James R. Hull Chief Executive Officer and President (Principal Executive Officer)

	By:	/s/ Michael R. Meyers
Date: November 10, 2005		Michael R. Meyers Chief Financial Officer and Vice President (Principal Financial and Accounting Officer)