Form 10-Q
period 2005-12-31
MONITRONICS INTERNATIONAL INC
filed 2006-02-10
CIK 1265107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 333-110025

Monitronics International, Inc.

(Exact name of registrant as specified in its charter)

Texas	74-2719343
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2350 Valley View Lane

Dallas, Texas 75234

(Address of principal executive offices)

(Zip Code)

(972) 243-7443

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

            Large accelerated filer ☐             Accelerated filer ☐             Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at January 31, 2006
Class A Common Stock, par value $.01 per share	31,090,317
Class B Common Stock, par value $.01 per share	None

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MONITRONICS INTERNATIONAL, INC.

BALANCE SHEETS

(In thousands, except share data)

	December 31, 2005	June 30, 2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,771	$190
Accounts receivable, net	7,230	6,392
Federal income tax receivable	8,343	8,427
Prepaid expenses and other current assets	1,121	1,124

Total current assets	18,465	16,133

Property and equipment, net	8,434	7,215
Subscriber accounts, net of accumulated amortization of $399,212 as of December 31, 2005 and $361,727 as of June 30, 2005	479,193	471,212
Deferred financing costs, net	11,030	12,418
Goodwill	14,795	14,795

Total assets	$531,917	$521,773

Liabilities and Shareholders’ Net Capital
Current liabilities:
Accounts payable	$2,326	$2,554
Accrued expenses	2,854	2,413
Purchase holdbacks	9,540	7,855
Deferred revenue	5,140	5,865
Interest payable	7,003	7,370
Taxes payable	84	33
Current portion of long-term debt	3,656	1,804

Total current liabilities	30,603	27,894
Long-term debt, less current portion	483,722	425,809
Redeemable preferred stock, net	—	13,342
Commitments and contingencies
Shareholders’ net capital:
Class A common stock, $.01 par value:
Authorized shares – 80,000,000
Issued and outstanding shares – 31,090,317 shares as of December 31, 2005 and June 30, 2005	311	311
Class B common stock, $.01 par value:
Authorized shares – 700,000
Issued and outstanding shares – none	—	—
Additional paid-in capital	124,807	156,677
Treasury stock, at cost, 843,194 shares as of December 31, 2005 and June 30, 2005	(8,913)	(8,913)
Accumulated deficit	(98,613)	(93,347)

Total shareholders’ net capital	17,592	54,728

Total liabilities and shareholders’ net capital	$531,917	$521,773

See accompanying notes.

MONITRONICS INTERNATIONAL, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
	(In thousands)
Revenue	$46,739	$41,445	$91,811	$81,991
Cost of services	5,704	4,656	11,212	9,462

Gross profit	41,035	36,789	80,599	72,529

Operating expenses:
Sales, general and administrative	9,153	7,513	17,894	15,073
Depreciation	546	532	1,163	1,039
Amortization	22,143	19,462	43,626	38,303

	31,842	27,507	62,683	54,415

Operating income	9,193	9,282	17,916	18,114

Other expense:
Interest expense	12,245	10,327	23,164	20,159

	12,245	10,327	23,164	20,159

Loss before income taxes	(3,052)	(1,045)	(5,248)	(2,045)
Provision (benefit) from income taxes	5	(461)	18	(646)

Net loss	$(3,057)	$(584)	$(5,266)	$(1,399)

Preferred dividends accrued	—	—	—	(878)
Accretion of redeemable convertible preferred stock redemption value	—	—	—	(18)

Net loss attributed to common stock shareholders	$(3,057)	$(584)	$(5,266)	$(2,295)

See accompanying notes.

MONITRONICS INTERNATIONAL, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended December 31,
	2005	2004
	(In thousands)
Operating Activities
Net loss	$(5,266)	$(1,399)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	44,789	39,342
Amortization of deferred financing costs	1,388	1,459
Deferred income taxes	—	(1,031)
Provision for bad debt	1,900	1,850
Non-cash interest expense for redeemable preferred stock	700	—
Non-cash interest accretion	329	317
Non-cash expense related to put option	248	409
Changes in current assets and liabilities:
Accounts receivable (excluding provision for bad debt)	(2,738)	(2,593)
Prepaid expenses and other current assets	3	(212)
Accounts payable	(228)	1,013
Accrued expenses	441	(773)
Accrued interest	(367)	(120)
Deferred revenue	(725)	(157)
Income taxes payable and receivable	135	1,581

Net cash provided by operating activities	40,609	39,686

Investing Activities
Purchases of property and equipment	(2,420)	(1,555)
Net proceeds from sale of land	40	—
Purchases of subscriber accounts (net of holdbacks)	(49,922)	(54,599)

Net cash used in investing activities	(52,302)	(56,154)

Financing Activities
Payment of deferred financing and issuance costs	—	(1,324)
Purchase of treasury stock	—	(345)
Proceeds from credit facility	42,050	46,050
Payments of credit facility	(28,776)	(23,725)
Redemption of preferred stock	—	(5,610)

Net cash provided by financing activities	13,274	15,046

Increase (decrease) in cash and cash equivalents	1,581	(1,422)
Cash and cash equivalents at beginning of period	190	1,645

Cash and cash equivalents at end of period	$1,771	$223

Significant cash transactions during the period for:
Interest paid	$20,850	$18,047

Non-cash investing and financing activities:
Recapitalization:
Issuance of common stock	$—	$158,090

Issuance of new Series A preferred stock	$—	$13,342

Retirement of Series A, B, C, C-1 and D-1 preferred stock	$—	$(171,432)

Accrued preferred stock dividends	$—	$878

Dividend election on redeemable preferred stock (see Note 4 - Redeemable Preferred Stock)	$45,212	$—

See accompanying notes.

MONITRONICS INTERNATIONAL, INC.

STATEMENT OF SHAREHOLDERS’ NET CAPITAL

(In thousands, except for shares)

	Class A Common Stock		Additional Paid-in Capital			Accumulated Deficit	Total Shareholders’ Net Capital
				Treasury Stock, at Cost
	Shares	Amount		Shares	Amount
Balance at June 30, 2005	31,090,317	$311	$156,677	843,194	$(8,913)	$(93,347)	$54,728
Reclass redeemable preferred stock to long-term debt related to dividend election (see Note 4)	—	—	(31,870)	—	—	—	(31,870)
Net loss	—	—	—	—	—	(5,266)	(5,266)

Balance at December 31, 2005	31,090,317	$311	$124,807	843,194	$(8,913)	$(98,613)	$17,592

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

The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
Net loss as reported	$(3,057)	$(584)	$(5,266)	$(1,399)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net value of related tax effects	(19)	(37)	(47)	(40)

Pro forma net loss	$(3,076)	$(621)	$(5,313)	$(1,439)

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which is a revision of SFAS 123. SFAS 123(R) supercedes APB 25, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure will no longer be an alternative. SFAS 123(R) is effective no later than the beginning of the first fiscal year beginning after December 15, 2005. The Company will adopt SFAS 123(R) on or before July 1, 2006. The adoption of SFAS 123(R)’s fair value method may have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. The Company will implement SFAS 123(R) using the “prospective” method.

Monitronics International, Inc.

Notes to Financial Statements (continued)

(Unaudited)

2. Long-Term Debt

Long-term debt consists of the following (in thousands):

	December 31, 2005	June 30, 2005
Revolving credit line and term loan payable	$259,963	$246,687
Senior subordinated notes payable	160,000	160,000
Subordinated notes payable	21,744	21,470
Investor put option (see Note 3 (Related Party Transactions))	468	220
Redeemable Preferred Stock (see Note 4 (Redeemable Preferred Stock))	45,912	—

	488,087	428,377
Less: discount	709	764
Less: current portion	3,656	1,804

	$483,722	$425,809

On August 25, 2003, the Company entered into its existing credit facility agreement comprised of a $175.0 million term loan that matures in fiscal year 2010 and a $145.0 million revolving credit facility that matures in fiscal year 2009. Payments under the term loan are payable in quarterly installments from December 31, 2003 through June 30, 2009. The quarterly payment is calculated based upon the amount of the original facility multiplied by 0.25% for the quarters ended December 31, 2003 through September 30, 2006, 1.25% for the quarters ended December 31, 2006 through September 30, 2007 and 3.00% for the quarters ended December 31, 2007 through June 30, 2009 with the remaining balance due at maturity. As of December 31, 2005, the Company had $88.9 million in borrowings outstanding under the $145 million revolving credit line and had $171.1 million in borrowings outstanding under the term loan. Further, the Company had $56.1 million in availability under the revolving credit line, of which $22.6 million was immediately available as calculated under the covenants in the Company’s credit facility, and is charged a commitment fee of 0.5% on the average daily unused portion. The revolving credit line bears interest at a rate of either prime plus 2.25% or LIBOR plus 3.25%. The term loan bears interest at a rate of either prime plus 2.75% or LIBOR plus 3.75%. For the six months ended December 31, 2005, borrowings under the credit facility had a weighted average interest rate of 7.5%. Interest incurred on borrowings is payable monthly in arrears.

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

Monitronics International, Inc.

Notes to Financial Statements (continued)

(Unaudited)

interest payable semi-annually at a rate of 12% per annum with the remaining 1.5% interest per annum added to the outstanding principal amount of the subordinated notes. The 1.5% interest rate increased to 2.5% per annum on December 15, 2003 when the subordinated notes were not repurchased by that date, and the increased rate was applied retroactively to August 25, 2003.

The credit facility and subordinated notes have certain financial tests which must be met on a quarterly basis, including maximum total senior debt and total debt to quarterly annualized net operating income, minimum interest coverage ratio, minimum fixed charge coverage ratio and an annual capital expenditure limit. Indebtedness under the credit facility is secured by all of the assets of the Company. As of December 31, 2005, the Company was in compliance with all required financial tests.

On August 18, 2003, the Company entered into an agreement with the Hull Family Limited Partnership (the “Partnership”) and Mr. James R. Hull, the Company’s president and chief executive officer, as amended on September 23, 2004, that allowed for the put of $500,000 in value of Class A common stock to the Company in each fiscal year beginning in fiscal 2005 and ending June 30, 2009. On November 5, 2005, the Company was notified that the second of five option exercises would be completed where the Partnership would sell the Company $500,000 worth of Class A common stock. The fair value of the remaining investor put option was $0.5 million at December 31, 2005. See Note 3 (Related Party Transactions) to these financial statements.

Scheduled maturities (as defined) of long-term debt at December 31, 2005, utilizing the required payment schedule of the Senior Subordinated Notes, subordinated notes, credit facility, fair value of the investor put option, and the redeemable preferred stock (See Note 4 – Redeemable Preferred Stock) are as follows for fiscal years below (in thousands):

2006	$875
2007	7,156
2008	64,006
2009	110,056
2010	145,994
Thereafter	160,000

$488,087

3. Related Party Transactions

Concurrently with the Senior Subordinated Notes offering, the Company entered into an agreement with James R. Hull, the Company’s president and chief executive officer, and the Hull Family Limited Partnership (the “Partnership”) pursuant to which the Company paid Mr. Hull a $2 million transaction fee in cash at the closing of the refinancing on August 25, 2003. This fee was capitalized as deferred financing costs. On November 7, 2003, the Partnership exercised its right to require the Company to purchase 400,000 shares of Class A common stock at a purchase price of $1 million in cash. Based on the fair value of the Company’s stock, no expense was recorded related to the repurchase of the Partnership’s shares. The agreement also gives the Partnership and Mr. Hull a written investor put option to sell up to a combined total of $500,000 in value of Class A common stock to the Company in each of the five fiscal years ending June 30, 2009 at purchase prices per share that are based on a multiple of the Company’s consolidated cash flow. Based on the fair value of the Company’s stock at the time of the agreement, the Company recorded no liability in connection with this agreement. On November 5, 2005, the Company was notified that the second of five option exercises would be completed where the Partnership would sell the Company 71,633 shares of Class A common stock for $500,000. As of December 31, 2005, the outstanding liability for the put option was $0.5 million. The Company will prospectively adjust its liability and related SG&A expense as the fair value of the put option changes.

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

Monitronics International, Inc.

Notes to Financial Statements (continued)

(Unaudited)

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

The Company’s preferred shareholders also negotiated the terms of the new Series A preferred stock issued to Austin Ventures III-A, L.P., Austin Ventures III-B, L.P., Austin Ventures V, L.P. and Austin Ventures V Affiliates Fund, L.P. The Company’s board of directors and the holders of at least two-thirds of the outstanding shares of Class A common stock, Series A preferred stock, Series B preferred stock, Series C preferred stock, Series C-1 preferred stock and Series D-1 preferred stock, each voting as a separate class as required by the Company’s articles of incorporation, approved the amendment and restatement of the Company’s articles of incorporation to create the new Series A preferred stock. On November 4, 2005, the holders of the Company’s Series A preferred stock notified it of their election for the Series A preferred stock to begin accruing dividends as permitted under the Company’s Company’s articles of incorporation (the “Dividend Election”). As a result of the Dividend Election, the Company must redeem the Series A preferred stock on June 30, 2008 (See Note 4 – Redeemable Preferred Stock).

4. Redeemable Preferred Stock

As of June 30, 2005, there were 8,247,075 shares of Series A preferred stock authorized of which 8,175,075 shares were issued and outstanding. On November 4, 2005, the holders of the Company’s Series A preferred stock notified it of their election for the Series A preferred stock to begin accruing dividends as permitted under the Company’s articles of incorporation. As a result of the Dividend Election, the Company must redeem the Series A preferred stock on June 30, 2008. The terms of the Series A preferred stock following the Dividend Election are described below.

Accounting Treatment

As a result of the Dividend Election made on November 4, 2005, the Company recorded the Series A preferred stock as a debt instrument by reclassifying, from additional paid-in capital to a long-term liability, the amount necessary to adjust the Series A preferred stock to its fair value as of the date of the Dividend Election. The Company obtained an independent valuation of the Series A preferred stock to determine the fair value of the Series A preferred stock. On November 4, 2005, the fair value of the of the Series A preferred stock was $45.2 million. The fair value of the liability will be accreted to the redemption amount of $57.9 million to be paid at June 30, 2008 using the interest rate implicit at the Dividend Election date. As of December 31, 2005, the Company reported a liability for the Series A preferred stock of $45.9 million consisting of $45.2 million as of November 4, 2005, which was the fair value of the Series A Preferred stock, plus accrued interest of $0.7 million. The liquidation preference of the Series A preferred stock as of December 31, 2005 is $45.8 million as calculated per the Company’s articles of incorporation (see Liquidation Preference below).

Series A Preferred Stock Dividend Preferences

Dividends will accrue on the Company’s Series A preferred stock at an annual rate of 8% until the first anniversary of the Dividend Election, and thereafter will increase by an additional 2% per annum on each subsequent anniversary of the Dividend Election date up to a maximum annual rate of 16%. If the Company fails to redeem the Series A preferred stock on June 30, 2008, the maximum dividend rate shall be increased from 16% to the greater of 24% and the maximum rate permitted by law.

Monitronics International, Inc.

Notes to Financial Statements (continued)

(Unaudited)

The dividend rate will also increase by an additional 3% per annum above the then-applicable rate and by an additional 1% per annum at the end of each 90-day period thereafter (up to a maximum annual rate of 24%) following covenant defaults (as defined below) or if the Company issues senior securities or incurs certain indebtedness that causes the Company’s leverage ratio to exceed an initial multiple of 5.1 times annualized EBITDA (see Liquidation Preference below) until such noncompliance is cured. If the Company’s leverage ratio exceeds an initial multiple of 4.8 times annualized EBITDA other than as a result of its issuance of additional senior securities or indebtedness that triggers the increased dividends described in the preceding sentence, the dividend rate will increase by an additional 2% per annum (up to a maximum annual rate of 24%). The initial multiples are subject to increases to reflect subsequent debt or equity issuances.

Dividends are payable solely in cash when and as declared by the Company’s board of directors and only if sufficient cash is available to make the dividend payment. The Company may not pay dividends if a default exists or the payment of dividends would create a default under its credit facility or the indenture relating to the Senior Subordinated Notes.

Voting Rights

If the Company undertakes any of the actions described hereunder without first obtaining the consent of the holders of a majority of the then-outstanding shares of Series A preferred stock (referred to as a covenant or leverage default), the Liquidation Value will be recalculated at that time using the formula provided in the terms of the Series A preferred stock included in the Company’s articles of incorporation (see Liquidation Preference below).

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

Monitronics International, Inc.

Notes to Financial Statements (continued)

(Unaudited)

Conversion Rights

Following the November 4, 2005 Dividend Election, the Company’s Series A preferred stock is no longer convertible into Class A common stock.

Redemption Rights

The Company must redeem the Series A preferred stock upon the closing of a qualified public offering at a per share price equal to the Liquidation Value (as defined below) plus accrued and unpaid dividends (the “Redemption Price”). The Company must also redeem the Series A preferred stock at the Redemption Price per share on June 30, 2008 (the “Mandatory Redemption Date”). If the Company has not redeemed the Series A preferred stock on the Mandatory Redemption Date, the holders of a majority of the outstanding Series A preferred stock may elect to initiate the sale or liquidation of the Company. The Company may redeem the Series A preferred stock at its option at any time prior to the Mandatory Redemption Date.

Notwithstanding the foregoing mandatory and optional redemption provisions, the Company cannot redeem the Series A preferred stock while the Senior Subordinated Notes are outstanding or if prohibited under its credit facility.

Liquidation Preference

The Series A preferred stock will have a liquidation preference per share based on the Liquidation Value (as defined below) plus accrued and unpaid dividends. As of December 31, 2005, the Series A preferred stock had an aggregate liquidation preference of $45.8 million consisting of a Liquidation Value of $45.2 million as of November 4, 2005, which was the fair value of the Series A preferred stock, plus accrued and unpaid dividends of $0.6 million.

If the Company undertakes any of the actions described under “Voting Rights” above without first obtaining the consent of the holders of a majority of the then-outstanding shares of Series A preferred stock (referred to as a covenant or leverage default), the Liquidation Value will be recalculated at that time using the formula provided in the terms of the Series A preferred stock included in the Company’s articles of incorporation. The Series A preferred stock will then have a new Liquidation Value equal to the amount that would be received by the holders of the Series A preferred stock upon a liquidation of the Company assuming liquidation proceeds equal to (a) the sum of (i) annualized EBITDA for the most recently completed fiscal quarter multiplied by 5.5 as adjusted according to the terms of the Series A preferred stock depending on the type of covenant or leverage default, plus (ii) company cash in excess of $2.0 million, less (b) company debt (as defined in the articles of incorporation) (the “Liquidation Value”).

5. Income Taxes

The Company provides a valuation allowance for its deferred tax assets when it is more likely than not that some portion or all of its deferred tax assets will not be realized. In June 2005, the Company established a valuation allowance to fully reserve its net deferred tax assets. The primary reason the valuation allowance was established was due to the history of cumulative losses in the three-year period ending June 30, 2005. Management also considered possible tax planning strategies. During the three and six months ended December 31, 2005, the Company continued to fully reserve its net deferred tax assets and therefore there is no provision or benefit for income taxes, except for state income tax expense, for the three and six months ended December 31, 2005, compared to a $0.5 million and $0.6 million benefit for the three and six months ended December 31, 2004, respectively. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income (including reversals of deferred tax liabilities) during the periods in which those temporary differences will become deductible.

6. Commitments and Contingencies

In December 2004, a lawsuit was served on the Company in Gatan, et al., vs. Alarm One, Inc., et al., a case then pending in the Superior Court for Alameda County, California, and which was originally filed against Alarm One, Inc. and others in 2003. The Company was served with a complaint seeking certification of a class of persons whose Alarm One contracts were assigned to the Company between March 1, 2000 and December 13, 2004. The operative complaint in this matter alleges claims by two named plaintiffs against the Company, as the claims filed by the two original named plaintiffs against Alarm One, Inc. have now been settled out of this case by Alarm One, Inc., and neither of the original named plaintiffs had contracts which were assigned to the Company. The complaint alleges that the Company has violated various California consumer protection statutes, including the California Home Solicitation Act, the California Unruh Act, the California Consumers Legal Remedies Act, and the California Unfair Competition Law, as well as breached the contracts, by failing to comply with various statute requirements or improperly enforcing the contracts in light of the various statute requirements. The new named plaintiffs seek damages, or alternatively, rescission or reformation of the contracts assigned to the Company, as well as compensatory damages, attorneys’ fees, costs and expenses, punitive damages, and certain injunctive relief. Plaintiffs moved for class certification of their claims against the Company on December 1, 2005, and no class has been certified as yet. The Company believes it acted properly and lawfully in its dealings with its customers, and that most if not all of the claims asserted in the case have already been addressed by the prior settlement by Alarm One, Inc., or alternatively are the sole responsibility of Alarm One, Inc., and not the Company. As a result, the Company intends to vigorously defend and contest any and all issues or threatened claims in this matter. Management is currently unable to determine the outcome of the claims or to estimate the amount of potential loss. In accordance with SFAS No. 5, Accounting for Contingencies, the Company has not established a loss accrual associated with this claim.

The Company is party to various legal proceedings and claims that have arisen in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions is not expected to have a material impact on the financial position or results of operations of the Company.

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

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. They can be affected by inaccurate assumptions we might make or by known or unknown risks, uncertainties and assumptions. Reference is hereby made to the disclosures contained under the heading “Risk Factors” in “Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 23, 2005. In light of these risks, uncertainties and assumptions, the forward-looking statements may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. When you consider these forward-looking statements, you should keep in mind these risk factors and other cautionary statements.

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

The table below presents subscriber data for the twelve months ended December 31, 2005 and 2004:

	Twelve Months Ended December 31,
	2005	2004
Beginning balance of accounts	450,412	419,778
Accounts purchased	95,130	87,649
Accounts canceled (1)	(57,428)	(55,188)
Accounts guaranteed to be refunded from holdback	(2,181)	(1,827)
Ending balance of accounts	485,933	450,412
Attrition rate	12.3%	12.7%

(1)	Net of canceled accounts that are contractually guaranteed by the dealer and new owner takeovers.

Results of Operations

Three Months Ended December 31, 2005 Compared to Three Months Ended December 31, 2004

Revenues. Total revenues were $46.7 million in the three months ended December 31, 2005 compared to $41.4 million in the three months ended December 31, 2004, which was an increase of $5.3 million, or 13%. This increase was primarily attributable to an increase in the number of subscriber accounts to 485,933 as of December 31, 2005 from 450,412 as of December 31, 2004 and a net increase in average revenue per customer.

Cost of services. Cost of services was $5.7 million in the three months ended December 31, 2005 compared to $4.7 million in three months ended December 31, 2004, which was an increase of $1.0 million, or 21%. As a percentage of revenues, cost of services was 12% for the three months ended December 31, 2005 and 11% for the three months ended December 31, 2004 principally due to higher field technical service expense as a result of proportionately higher service calls.

Sales, general and administrative (SG&A). SG&A was $9.2 million in the three months ended December 31, 2005 compared to $7.5 million in the three months ended December 31, 2004, which was an increase of $1.7 million, or 23%. As a percentage of revenues, SG&A was 19.6% for the three months ended December 31, 2005 and 18.1% for the three months ended December 31, 2004. The increase in SG&A expense as a percentage of revenues was principally due to expense related to adjusting the fair value of a written put option as described in Note 3 (Related Party Transactions), increased telecommunication costs related to the use of cellular to monitor a small portion of our customer base, salaries related to creating a lead generation program and the addition of a Chief Operating Officer.

Amortization. Amortization of intangibles was $22.1 million in the three months ended December 31, 2005 compared to $19.5 million in the three months ended December 31, 2004, which was an increase of $2.6 million, or 13%. The increase was attributable to growth in our purchased subscriber accounts through our authorized dealer program.

Interest expense. Interest expense was $12.2 million in the three months ended December 31, 2005 compared to $10.3 million in the three months ended December 31, 2004, which was an increase of $1.9 million, or 18%. The increase resulted from the $0.7 million of accrued interest related to the Dividend Election made by the redeemable preferred shareholders on November 4, 2005 (see Note 4 (Redeemable Preferred Stock)), an increase in borrowing under our revolving line of credit throughout the period incurred to fund our purchase of subscriber accounts, and increases in variable interest rates. Our average interest rate increased to 10.4% in the three months ended December 31, 2005 from 10.2% in the three months ended December 31, 2004 as a result of higher average interest rates on our credit facility.

Provision (benefit) from income taxes. Beginning in June 2005, due to experiencing a cumulative loss before income taxes for the three-year period ended June 30, 2005, we established a valuation allowance to fully reserve our net deferred tax assets (see Critical Accounting Policies – Income Taxes and Deferred Tax Assets). Therefore, there was no provision or benefit for income taxes for the three months ended December 31, 2005 compared to a $0.5 million benefit for the three months ended December 31, 2004.

Net loss. Net loss was $3.1 million in the three months ended December 31, 2005 compared to a net loss of $0.6 million in the three months ended December 31, 2004 primarily due to higher interest expense.

Six Months Ended December 31, 2005 Compared to Six Months Ended December 31, 2004

Revenues. Total revenues were $91.8 million in the six months ended December 31, 2005 compared to $82.0 million in the six months ended December 31, 2004, which was an increase of $9.8 million, or 12%. This increase was primarily attributable to an increase in the number of subscriber accounts to 485,933 as of December 31, 2005 from 450,412 as of December 31, 2004 and a net increase in average revenue per customer.

Cost of services. Cost of services were $11.2 million in the six months ended December 31, 2005 compared to $9.5 million in six months ended December 31, 2004, which was an increase of $1.7 million, or 18%. As a percentage of revenues, cost of services was 12% for both the six months ended December 31, 2005 and December 31, 2004.

Sales, general and administrative. SG&A was $17.9 million in the six months ended December 31, 2005 compared to $15.1 million in the six months ended December 31, 2004, which was an increase of $2.8 million, or 19%. As a percentage of revenues, SG&A was 19% for the six months ended December 31, 2005 and 18% for the six months ended December 31, 2004. The increase in SG&A expense as a percentage of revenues was principally due to increased telecommunication costs related to the use of cellular to monitor a small portion of our customer base, salaries related to creating a lead generation program and the addition of a Chief Operating Officer.

Amortization. Amortization of intangibles was $43.6 million in the six months ended December 31, 2005 compared to $38.3 million in the six months ended December 31, 2004, which was an increase of $5.3 million, or 14%. The increase was attributable to growth in our purchased subscriber accounts through our authorized dealer program.

Interest expense. Interest expense was $23.2 million in the six months ended December 31, 2005 compared to $20.2 million in the six months ended December 31, 2004, which was an increase of $3.0 million, or 15%. The increase resulted from $0.7 million of accrued interest related to the Dividend Election made by the redeemable preferred shareholders on November 4, 2005 (see Note 4 - Redeemable Preferred Stock), an increase in our average long-term debt outstanding throughout the period incurred to fund our purchase of subscriber accounts, and increases in variable interest rates. Our average interest rate increased to 10.2% in the six months ended December 31, 2005 from 10.1% in the six months ended December 31, 2004 as a result of higher average interest rates on our credit facility.

Provision (benefit) from income taxes. Beginning in June 2005, due to experiencing a cumulative loss before income taxes for the three-year period ended June 30, 2005, we established a valuation allowance to fully reserve our net deferred tax assets (see Critical Accounting Policies – Income Taxes and Deferred Tax Assets). Therefore, there was no provision or benefit for income taxes for the six months ended December 31, 2005 compared to a $0.6 million benefit for the six months ended December 31, 2004.

Net loss. Net loss was $5.3 million in the six months ended December 31, 2005 compared to a loss of $1.4 million in the six months ended December 31, 2004 primarily due to higher interest expense.

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

As of December 31, 2005 and June 30, 2005, we had working capital deficits of $12.1 million and $11.8 million, respectively.

Net cash provided by operating activities for the six months ended December 31, 2005 was $40.6 million, as compared to $39.7 million for the six months ended December 31, 2004. The increase in cash provided by operating activities for the six months ended December 31, 2005 was primarily due to growth in our subscriber base and the resulting increases in revenues which was offset by somewhat higher interest payments.

Net cash used in investing activities for the six months ended December 31, 2005 was $52.3 million, compared to $56.2 million for the six months ended December 31, 2004. For the six months ended December 31, 2005, capital expenditures were $2.4 million versus $1.6 million for the six months ended December 31, 2004. Capital expenditures were primarily for our central monitoring station, telephone systems, computer systems and leasehold improvements for our offices. Capital expenditures are expected to vary based on the growth of our subscriber account base and improvements to our technology, operating and financial systems. Purchases of subscriber accounts consist of all direct external payments associated with the purchase of subscriber accounts. The portion of the purchase holdback paid to dealers at the end of the guarantee period is included in this amount when paid.

Our net cash provided by financing activities for the six months ended December 31, 2005 was $13.3 million, as compared to $15.0 million for the six months ended December 31, 2004.

As of December 31, 2005, we had $260.0 million outstanding under our credit facility, bearing interest at a weighted average rate for the six months ended December 31, 2005 of approximately 7.5% per annum, and we had approximately $56.1 million in borrowing availability under our revolving credit line, of which $22.6 million was immediately available as calculated under the covenants in our credit facility. In addition, we had $181.7 million in principal amount outstanding of senior subordinated and subordinated notes as of December 31, 2005.

As of June 30, 2005, there were 8,247,075 shares of Series A preferred stock authorized of which 8,175,075 shares were issued and outstanding. On November 4, 2005, the holders of our Series A preferred stock notified us of their election for the Series A preferred stock to begin accruing dividends as permitted under our articles of incorporation (the “Dividend Election”). As a result of the Dividend Election, we must redeem the Series A preferred stock on June 30, 2008. If we have not redeemed the Series A preferred stock on June 30, 2008, the holders of a majority of the outstanding Series A preferred stock may elect to initiate the sale or liquidation of the Company.

As a result of the Dividend Election made on November 4, 2005, we recorded the Series A preferred stock as a debt instrument by reclassifying, from additional paid-in capital to a long-term liability, the amount necessary to adjust the Series A preferred stock to its fair value as of the dividend election date. We obtained an independent valuation of the Series A preferred stock to determine the fair value of the Series A preferred stock. On November 4, 2005, the fair value of the of the Series A preferred stock was $45.2 million. The fair value of the liability will be accreted to the redemption amount of $57.9 million to be paid at June 30, 2008 using the interest rate implicit at the dividend election date. As of December 31, 2005, we reported a liability for the Series A preferred stock of $45.9 million consisting of $45.2 million as of November 4, 2005, which was the fair value of the Series A Preferred stock, plus accrued interest of $0.7 million. The liquidation preference of the Series A preferred stock as of December 31, 2005 is $45.8 million as calculated per our articles of incorporation (see Liquidation Preference in Note 4 - Redeemable Preferred Stock to the financial statements, included in Part 1 - Item 1 of this Quarterly Report on Form 10-Q).

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

We further preserve our borrowing capacity by following a cash management practice of maintaining as low as possible ongoing cash balance. However, our ability to meet our debt service and other obligations depends on our future performance, which in turn is subject to general economic conditions and other factors, certain of which are beyond our control. If we are unable to generate sufficient cash flow from operations or otherwise to comply with the terms of the indenture governing the senior subordinated notes or our other debt instruments, we may be required to refinance all or a portion of our existing debt or obtain additional financing. Further, the agreements or indentures governing our credit facility, our senior subordinated notes and subordinated notes contain financial covenants relating to capital expenditure limits, maximum total debt to annualized quarterly EBITDA, maximum total senior debt to annualized quarterly EBITDA, interest coverage and fixed charge coverage that may impact our ability to refinance all or a portion of our existing debt or obtain additional financing. As of December 31, 2005, we were in compliance with all required financial tests.

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

We review the subscriber accounts for impairment or a change in amortization period whenever events or changes indicate that the carrying amount of the asset may not be recoverable or the life should be shortened. For purposes of recognition and measurement of an impairment loss, we view subscriber accounts as a single pool because of the assets’ homogeneous characteristics, which is the lowest level for which identifiable cash flows are largely independent of the cash flows of the other assets and liabilities. If we determine that an impairment has occurred, we write the subscriber accounts down to their fair value.

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

Goodwill. As of December 31, 2005 we had goodwill of $14.8 million, which represents 2.8% of our total assets. We test goodwill annually for impairment and record an impairment charge if the carrying amount exceeds the fair value. We use a discounted cash flow approach as well as other methods to determine the fair value used in our test for impairment of goodwill. The results of this methodology depend upon a number of estimates and assumptions relating to cash flows, discount rates and other matters. Accordingly, such testing is subject to certain uncertainties, which could cause the fair value of goodwill to fluctuate from period to period.

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which is a revision of SFAS 123. SFAS 123(R) supercedes APB 25, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure will no longer be an alternative. SFAS 123(R) is effective no later than the beginning of the first fiscal year beginning after December 15, 2005. We expect to adopt SFAS 123(R) on July 1, 2006. The adoption of SFAS 123(R)’s fair value method may have a significant impact on our results of operations, although it will have no impact on our overall financial position. We will implement SFAS 123(R) using the “prospective” method.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have interest rate risk, in that borrowings under our credit facility are based on variable market interest rates. As of December 31, 2005, we had $260.0 million of variable rate debt outstanding under our credit facility.

Presently, the revolving credit line bears interest at a rate of prime plus 2.25% or LIBOR plus 3.25%, with the term loan at a rate of prime plus 2.75% or LIBOR plus 3.75%. To control our exposure to interest rates under our facility, we are required to utilize interest rate caps as required by our credit facility if our ratio of fixed interest debt to total debt should fall below 25%. As of December 31, 2005, we were in compliance with this ratio. A hypothetical 10% increase in our credit facility’s weighted average interest rate of 7.5% per annum for the six months ended December 31, 2005 would correspondingly decrease our earnings and operating cash flows by approximately $1.0 million.

Our privately issued $21.7 million subordinated notes due March 1, 2010 have a fixed interest rate of 14.5%, but have exposure to changes in the debt’s fair value. In connection with our August 2003 refinancing, we amended the terms of these subordinated notes to extend the maturity date from January 18, 2009 to March 1, 2010 and to increase the interest rate from 13.5% per annum to 14.5% per annum. In addition, we issued $160.0 million aggregate principal amount of our senior subordinated notes due September 1, 2010 with a fixed interest rate of 11.75%, which has exposure to changes in the debt’s fair value. We believe that the fair value of our total subordinated debt is approximately $178.1 million (book of $181.7 million). The fair value of our total subordinated debt is based on the quoted market price of our senior subordinated debt.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In December 2004, a lawsuit was served on the Company in Gatan, et al., vs. Alarm One, Inc., et al., a case then pending in the Superior Court for Alameda County, California, and which was originally filed against Alarm One, Inc. and others in 2003. The Company was served with a complaint seeking certification of a class of persons whose Alarm One contracts were assigned to the Company between March 1, 2000 and December 13, 2004. The operative complaint in this matter alleges claims by two named plaintiffs against the Company, as the claims filed by the two original named plaintiffs against Alarm One, Inc. have now been settled out of this case by Alarm One, Inc., and neither of the original named plaintiffs had contracts which were assigned to the Company. The complaint alleges that the Company has violated various California consumer protection statutes, including the California Home Solicitation Act, the California Unruh Act, the California Consumers Legal Remedies Act, and the California Unfair Competition Law, as well as breached the contracts, by failing to comply with various statute requirements or improperly enforcing the contracts in light of the various statute requirements. The new named plaintiffs seek damages, or alternatively, rescission or reformation of the contracts assigned to the Company, as well as compensatory damages, attorneys’ fees, costs and expenses, punitive damages, and certain injunctive relief. Plaintiffs moved for class certification of their claims against the Company on December 1, 2005, and no class has been certified as yet. The Company believes it acted properly and lawfully in its dealings with its customers, and that most if not all of the claims asserted in the case have already been addressed by the prior settlement by Alarm One, Inc., or alternatively are the sole responsibility of Alarm One, Inc., and not the Company. As a result, the Company intends to vigorously defend and contest any and all issues or threatened claims in this matter. Management is currently unable to determine the outcome of the claims or to estimate the amount of potential loss. In accordance with SFAS No. 5, Accounting for Contingencies, the Company has not established a loss accrual associated with this claim.

The Company is party to various legal proceedings and claims that have arisen in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not have a material impact on the financial position or results of operations of the Company.

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

MONITRONICS INTERNATIONAL, INC.

	By:	/s/ James R. Hull
James R. Hull
Chief Executive Officer and President
(Principal Executive Officer)

	By:	/s/ Michael R. Meyers
Michael R. Meyers
Chief Financial Officer and Vice President
Date: February 10, 2006		(Principal Financial and Accounting Officer)