Form 10-Q
period 2006-03-31
MONITRONICS INTERNATIONAL INC
filed 2006-05-12
CIK 1265107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at April 30, 2006
Class A Common Stock, par value $.01 per share	31,090,317
Class B Common Stock, par value $.01 per share	None

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MONITRONICS INTERNATIONAL, INC.

BALANCE SHEETS

(In thousands, except share data)

	March 31, 2006	June 30, 2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,182	$190
Accounts receivable, net	6,980	6,392
Federal income tax receivable	—	8,427
Prepaid expenses and other current assets	948	1,124

Total current assets	9,110	16,133

Property and equipment, net	9,043	7,215
Subscriber accounts, net of accumulated amortization of $416,436 as of March 31, 2006 and $361,727 as of June 30, 2005	472,579	471,212
Deferred financing costs, net	10,336	12,418
Goodwill	14,795	14,795

Total assets	$515,863	$521,773

Liabilities and Shareholders’ Net Capital
Current liabilities:
Accounts payable	$1,960	$2,554
Accrued expenses	3,255	2,413
Purchase holdbacks	8,628	7,855
Deferred revenue	5,497	5,865
Interest payable	3,402	7,370
Taxes payable	132	33
Current portion of long-term debt	5,420	1,804

Total current liabilities	28,294	27,894
Non-current liabilities
Long-term debt, less current portion	426,030	425,809
Redeemable preferred stock, net	46,999	13,342

Total non-current liabilities	473,029	439,151
Commitments and contingencies
Shareholders’ net capital:
Class A common stock, $.01 par value:
Authorized shares – 80,000,000
Issued and outstanding shares – 31,090,317 shares as of March 31, 2006 and June 30, 2005	311	311
Class B common stock, $.01 par value:
Authorized shares – 700,000
Issued and outstanding shares – none	—	—
Additional paid-in capital	124,807	156,677
Treasury stock, at cost, 914,827 shares as of March 31, 2006 and 843,194 as of June 30, 2005	(9,358)	(8,913)
Accumulated deficit	(101,220)	(93,347)

Total shareholders’ net capital	14,540	54,728

Total liabilities and shareholders’ net capital	$515,863	$521,773

See accompanying notes.

MONITRONICS INTERNATIONAL, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
	(In thousands)
Revenue	$46,860	$41,463	$138,671	$123,454
Cost of services	5,672	4,714	16,884	14,176

Gross profit	41,188	36,749	121,787	109,278

Operating expenses:
Sales, general and administrative	8,975	7,964	26,869	23,037
Depreciation	497	616	1,660	1,655
Amortization	22,333	19,849	65,959	58,152

	31,805	28,429	94,488	82,844

Operating income	9,383	8,320	27,299	26,434

Other expense:
Interest expense	11,974	10,235	35,138	30,394

	11,974	10,235	35,138	30,394

Loss before income taxes	(2,591)	(1,915)	(7,839)	(3,960)
Provision (benefit) from income taxes	16	(596)	34	(1,242)

Net loss	$(2,607)	$(1,319)	$(7,873)	$(2,718)

Preferred dividends accrued	—	—	—	(878)
Accretion of redeemable convertible preferred stock redemption value	—	—	—	(18)

Net loss attributed to common stock shareholders	$(2,607)	$(1,319)	$(7,873)	$(3,614)

See accompanying notes.

MONITRONICS INTERNATIONAL, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended March 31,
	2006	2005
	(In thousands)
Operating Activities
Net loss	$(7,873)	$(2,718)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	67,619	59,807
Amortization of deferred financing costs	2,082	2,138
Deferred income taxes	—	(1,712)
Provision for bad debt	2,702	2,790
Non-cash interest expense for redeemable preferred stock	1,787	—
Non-cash interest accretion	358	343
Non-cash expense related to put option	346	474
Non-cash expense related to vacated lease	—	141
Changes in current assets and liabilities:
Accounts receivable (excluding provision for bad debt)	(3,290)	(3,106)
Prepaid expenses and other current assets	176	(31)
Accounts payable	(594)	(443)
Accrued expenses	842	(186)
Accrued interest	(3,968)	(4,018)
Deferred revenue	(368)	426
Income taxes payable and receivable	8,526	1,652

Net cash provided by operating activities	68,345	55,557

Investing Activities
Purchases of property and equipment	(3,526)	(3,002)
Net proceeds from sale of land	40	—
Purchases of subscriber accounts (net of holdbacks)	(66,553)	(70,358)

Net cash used in investing activities	(70,039)	(73,360)

Financing Activities
Payment of deferred financing and issuance costs	—	(1,670)
Purchase of treasury stock	(500)	(500)
Proceeds from credit facility	55,200	62,400
Payments of credit facility	(52,014)	(37,238)
Redemption of preferred stock	—	(5,610)

Net cash provided by financing activities	2,686	17,382

Increase (decrease) in cash and cash equivalents	992	(421)
Cash and cash equivalents at beginning of period	190	1,645

Cash and cash equivalents at end of period	$1,182	$1,224

Significant cash transactions during the period for:
Federal income tax refund	8,914	—

Interest paid	$35,087	$31,225

Non-cash investing and financing activities:
Recapitalization:
Issuance of common stock	$—	$158,090

Issuance of new Series A preferred stock	$—	$13,342

Retirement of Series A, B, C, C-1 and D-1 preferred stock	$—	$(171,432)

Accrued preferred stock dividends	$—	$878

Dividend election on redeemable preferred stock (see Note 4 - Redeemable Preferred Stock)	$45,212	$—

See accompanying notes.

MONITRONICS INTERNATIONAL, INC.

STATEMENT OF SHAREHOLDERS’ NET CAPITAL

(In thousands, except for shares)

	Class A		Additional Paid-in Capital	Treasury Stock, at Cost		Accumulated Deficit	Total Shareholders’ Net Capital
	Common Stock
	Shares	Amount		Shares	Amount
Balance at June 30, 2005	31,090,317	$311	$156,677	843,194	$(8,913)	$(93,347)	$54,728

Reclass redeemable preferred stock to non-current liabilities related to dividend election (see Note 4)	—	—	(31,870)	—	—	—	(31,870)

Purchase of treasury stock (Hull Family Limited Partnership Put Option)	—	—	—	71,633	(445)	—	(445)

Net loss	—	—	—	—	—	(7,873)	(7,873)

Balance at March 31, 2006	31,090,317	$311	$124,807	914,827	$(9,358)	$(101,220)	$14,540

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

The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Net loss as reported	$(2,607)	$(1,319)	$(7,873)	$(2,718)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of value of related tax effects	(29)	(128)	(104)	(193)

Pro forma net loss	$(2,636)	$(1,447)	$(7,977)	$(2,911)

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

Monitronics International, Inc.

Notes to Financial Statements (continued)

(Unaudited)

2. Non-Current Liabilities

Non-current liabilities consists of the following (in thousands):

	March 31,	June 30,
	2006	2005
Revolving credit line and term loan payable	$249,875	$246,687
Senior subordinated notes payable	160,000	160,000
Subordinated notes payable	21,744	21,470
Investor put option (see Note 3 (Related Party Transactions))	511	220
Redeemable preferred stock (see Note 4 (Redeemable Preferred Stock))	46,999	—

	479,129	428,377
Less: discount	680	764
Less: current portion	5,420	1,804

	$473,029	$425,809

On August 25, 2003, the Company entered into its existing credit facility agreement comprised of a $175.0 million term loan that matures in fiscal year 2010 and a $145.0 million revolving credit facility that matures in fiscal year 2009. Payments under the term loan are payable in quarterly installments from December 31, 2003 through June 30, 2009. The quarterly payment is calculated based upon the amount of the original facility multiplied by 0.25% for the quarters ended December 31, 2003 through September 30, 2006, 1.25% for the quarters ended December 31, 2006 through September 30, 2007 and 3.00% for the quarters ended December 31, 2007 through June 30, 2009 with the remaining balance due at maturity. As of March 31, 2006, the Company had $79.3 million in borrowings outstanding under the $145 million revolving credit line and had $171.1 million in borrowings outstanding under the term loan. Further, the Company had $65.8 million in availability under the revolving credit line, of which $46.1 million was immediately available as calculated under the covenants in the Company’s credit facility, and is charged a commitment fee of 0.5% on the average daily unused portion. The revolving credit line bears interest at a rate of either prime plus 2.25% or LIBOR plus 3.25%. The term loan bears interest at a rate of either prime plus 2.75% or LIBOR plus 3.75%. For the nine months ended March 31, 2006, borrowings under the credit facility had a weighted average interest rate of 7.7%. Interest incurred on borrowings is payable monthly in arrears.

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

The credit facility and subordinated notes have certain financial tests which must be met on a quarterly basis, including maximum total senior debt and total debt to quarterly annualized net operating income, minimum interest coverage ratio, minimum fixed charge coverage ratio and an annual capital expenditure limit. Indebtedness under the credit facility is secured by all of the assets of the Company. As of March 31, 2006, the Company was in compliance with all required financial tests.

On August 18, 2003, the Company entered into an agreement with the Hull Family Limited Partnership (the “Partnership”) and Mr. James R. Hull, the Company’s president and chief executive officer, as amended on September 23, 2004, that allowed for the put of $500,000 in value of Class A common stock to the Company in each fiscal year beginning in fiscal 2005 and ending June 30, 2009. On January 9, 2006, the second of five option exercises was completed when the Partnership sold the Company $500,000 worth of Class A common stock. The fair value of the remaining investor put option was $0.5 million at March 31, 2006. See Note 3 (Related Party Transactions) to these financial statements.

Scheduled maturities (as defined) of long-term debt at March 31, 2006, utilizing the required payment schedule of the Senior Subordinated Notes, subordinated notes, credit facility, fair value of the investor put option and the redeemable preferred stock (See Note 4 – Redeemable Preferred Stock) are as follows for fiscal years below (in thousands):

2006	$438
2007	7,170
2008	65,107
2009	100,420
2010	145,994
Thereafter	160,000

$479,129

3. Related Party Transactions

Concurrently with the Senior Subordinated Notes offering, the Company entered into an agreement with James R. Hull, the Company’s then president and chief executive officer, and the Hull Family Limited Partnership (the “Partnership”) pursuant to which the Company paid Mr. Hull a $2 million transaction fee in cash at the closing of the refinancing on August 25, 2003. This fee was capitalized as deferred financing costs. On November 7, 2003, the Partnership exercised its right to require the Company to purchase 400,000 shares of Class A common stock at a purchase price of $1 million in cash. Based on the fair value of the Company’s stock, no expense was recorded related to the repurchase of the Partnership’s shares. The agreement also gives the Partnership and Mr. Hull a written investor put option to sell up to a combined total of $500,000 in value of Class A common stock to the Company in each of the five fiscal years ending June 30, 2009 at purchase prices per share that are based on a multiple of the Company’s consolidated cash flow. Based on the fair value of the Company’s stock at the time of the agreement, the Company recorded no liability in connection with this agreement. On January 9, 2006, the second of five option exercises was completed when the Partnership sold the Company 71,633 shares of Class A common stock for $500,000. As of March 31, 2006, the outstanding liability for the put option was $0.5 million. The Company will prospectively adjust its liability and related SG&A expense as the fair value of the put option changes.

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

4. Redeemable Preferred Stock

As of March 31, 2006, there were 8,247,075 shares of Series A preferred stock authorized of which 8,175,075 shares were issued and outstanding. On November 4, 2005, the holders of the Company’s Series A preferred stock notified it of their election for the Series A preferred stock to begin accruing dividends as permitted under the Company’s articles of incorporation. As a result of the Dividend Election, the Company must redeem the Series A preferred stock on June 30, 2008. The terms of the Series A preferred stock following the Dividend Election are described below.

Accounting Treatment

As a result of the Dividend Election made on November 4, 2005, the Company recorded the Series A preferred stock as a debt instrument by reclassifying, from additional paid-in capital to a long-term liability, the amount necessary to adjust the Series A preferred stock to its fair value as of the date of the Dividend Election. The Company obtained an independent valuation of the Series A preferred stock to determine the fair value of the Series A preferred stock. On November 4, 2005, the fair value of the of the Series A preferred stock was $45.2 million. The fair value of the liability will be accreted to the redemption amount of $57.9 million to be paid at June 30, 2008 using the interest rate implicit at the Dividend Election date. As of March 31, 2006, the Company reported a liability for the Series A preferred stock of $47.0 million consisting of $45.2 million as of November 4, 2005, which was the fair value of the Series A Preferred stock, plus accrued interest of $1.8 million. The liquidation preference of the Series A preferred stock as of March 31, 2006 is $46.7 million as calculated per the Company’s articles of incorporation (see Liquidation Preference below).

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

Liquidation Preference

The Series A preferred stock will have a liquidation preference per share based on the Liquidation Value (as defined below) plus accrued and unpaid dividends. As of March 31, 2006, the Series A preferred stock had an aggregate liquidation preference of $46.7 million consisting of a Liquidation Value of $45.2 million as of November 4, 2005, which was the fair value of the Series A preferred stock, plus accrued and unpaid dividends of $1.5 million.

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

5. Income Taxes

In February 2006, the Company received $8.9 million from the Internal Revenue Service, which represented the final $8.3 million payment of a total $17.6 million tax refund and $0.6 million in related interest income, that was due to an approved change in its tax method of accounting for a substantial portion of its subscriber accounts. The Company previously amortized all of its subscriber accounts for tax purposes over a 15-year period. Under the new method, the Company is amortizing a substantial portion of its subscriber accounts over a 10-year period.

The Company provides a valuation allowance for its deferred tax assets when it is more likely than not that some portion or all of its deferred tax assets will not be realized. In June 2005, the Company established a valuation allowance to fully reserve its net deferred tax assets. The primary reason the valuation allowance was established was due to the history of cumulative losses in the three year period ending June 30, 2005. Management also considered possible tax planning strategies. During the three and nine months ended March 31, 2006, the Company continued to fully reserve its net deferred tax assets and therefore there is no provision or benefit for income taxes, except for state income tax expense, for the three and nine months ended March 31, 2006, compared to a $0.6 million and $1.2 million benefit for the three and nine months ended March 31, 2005, respectively. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income (including reversals of deferred tax liabilities) during the periods in which those temporary differences will become deductible.

Monitronics International, Inc.

Notes to Financial Statements (continued)

(Unaudited)

6. Commitments and Contingencies

In December 2004, a lawsuit was served on the Company in Gatan, et al., vs. Alarm One, Inc., et al., a case then pending in the Superior Court for Alameda County, California, and which was originally filed against Alarm One, Inc., a former authorized dealer of the Company, and others in 2003. The Company was served with a complaint seeking certification of a class of persons whose Alarm One contracts were assigned to the Company between March 1, 2000 and December 13, 2004. The operative complaint in this matter alleges claims by two named plaintiffs against the Company, as the claims filed by the two original named plaintiffs against Alarm One, Inc. have now been settled out of this case by Alarm One, Inc., and neither of the original named plaintiffs had contracts which were assigned to the Company. The complaint alleges that the Company has violated various California consumer protection statutes, including the California Home Solicitation Act, the California Unruh Act, the California Consumers Legal Remedies Act, and the California Unfair Competition Law, as well as breached the contracts, by failing to comply with various statute requirements or improperly enforcing the contracts in light of the various statute requirements. The new named plaintiffs seek damages, or alternatively, rescission or reformation of the contracts assigned to the Company, as well as compensatory damages, attorneys’ fees, costs and expenses, punitive damages, and certain injunctive relief. Plaintiffs moved for class certification of their claims against the Company on December 1, 2005, and no class has been certified as yet. The Company believes it acted properly and lawfully in its dealings with its customers, and that most if not all of the claims asserted in the case have already been addressed by the prior settlement by Alarm One, Inc., or alternatively are the sole responsibility of Alarm One, Inc., and not the Company. As a result, the Company intends to vigorously defend and contest any and all issues or threatened claims in this matter. Management is currently unable to determine the outcome of the claims or to estimate the amount of potential loss. In accordance with SFAS No. 5, Accounting for Contingencies, the Company has not established a loss accrual associated with this claim.

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

Account cancellation, otherwise referred to as subscriber attrition, has a direct impact on the number of subscribers we serve and hence our financial results, including revenues, operating income and cash flow. We define our attrition rate as the number of canceled accounts in a given period divided by the average of the beginning and ending balance of subscribers for that period. We consider an account canceled when a subscriber terminates in accordance with the terms of the contract or if payment from the subscriber is deemed uncollectible. If a subscriber relocates but continues service, this is not a cancellation. If a subscriber relocates and discontinues service and a new subscriber takes over the service continuing the revenue stream, this is a cancellation and a new owner takeover. Accounts cancelled are therefore net of new owner takeovers. We also adjust the number of canceled accounts by excluding those that are contractually guaranteed by our dealers. Our typical dealer contract provides that if a subscriber cancels in the first year of its contract, the dealer must replace the lost monthly revenue attributable to the canceled contract and either replace the canceled account with a new one or refund our purchase price. To help ensure the dealer’s obligation to us, we typically hold back a portion of the purchase price for every account we purchase. In some cases, the amount of the purchase holdback may be less than actual attrition experience. In recent years, a substantial portion of the accounts that canceled within this initial 12-month period were replaced by the dealers at no additional cost to us.

The table below presents subscriber data for the twelve months ended March 31, 2006 and 2005:

	Twelve Months Ended March 31,
	2006	2005
Beginning balance of accounts	449,128	425,291
Accounts purchased	94,630	83,911
Accounts canceled (1)	(56,273)	(58,150)
Accounts guaranteed to be refunded from holdback	(2,300)	(1,924)
Ending balance of accounts	485,185	449,128
Attrition rate	12.0%	13.3%

(1)	Net of canceled accounts that are contractually guaranteed by the dealer and new owner takeovers.

Results of Operations

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Revenues. Total revenues were $46.9 million in the three months ended March 31, 2006 compared to $41.5 million in the three months ended March 31, 2005, which was an increase of $5.4 million, or 13%. This increase was primarily attributable to an increase in the number of subscriber accounts to 485,185 as of March 31, 2006 from 449,128 as of March 31, 2005 and a net increase in average revenue per customer.

Cost of services. Cost of services was $5.7 million in the three months ended March 31, 2006 compared to $4.7 million in three months ended March 31, 2005, which was an increase of $1.0 million, or 21%. As a percentage of revenues, cost of services was 12% for the three months ended March 31, 2006 and 11% for the three months ended March 31, 2005 principally due to higher field technical service expense as a result of proportionately higher service calls.

Sales, general and administrative (SG&A). SG&A was $9.0 million in the three months ended March 31, 2006 compared to $8.0 million in the three months ended March 31, 2005, which was an increase of $1.0 million, or 13%. As a percentage of revenues, SG&A was 19% for both the three months ended March 31, 2006 and March 31, 2005.

Amortization. Amortization of intangibles was $22.3 million in the three months ended March 31, 2006 compared to $19.9 million in the three months ended March 31, 2005, which was an increase of $2.4 million, or 12%. The increase was attributable to growth in our purchased subscriber accounts through our authorized dealer program.

Interest expense. Interest expense was $12.0 million in the three months ended March 31, 2006 compared to $10.2 million in the three months ended March 31, 2005, which was an increase of $1.8 million, or 18%. The increase resulted from the $1.1 million of interest expense related to the Dividend Election made by the redeemable preferred shareholders on November 4, 2005 (see Note 4 (Redeemable Preferred Stock)), an increase in borrowing under our revolving line of credit to fund our purchase of subscriber accounts, and increases in variable interest rates which were offset by $0.6 million in interest income related to the tax refund received in February 2006 (see Note 5 (Income Taxes)). Our average interest rate decreased to 10.0% in the three months ended March 31, 2006 from 10.2% in the three months ended March 31, 2005 as a result of lower average interest rates on the redeemable preferred stock.

Provision (benefit) from income taxes. Beginning in June 2005, primarily due to experiencing a cumulative loss before income taxes for the three-year period ended June 30, 2005, we established a valuation allowance to fully reserve our net deferred tax assets (see Critical Accounting Policies – Income Taxes and Deferred Tax Assets). Therefore, there was no provision or benefit for income taxes for the three months ended March 31, 2006, except state income taxes, compared to a $0.6 million benefit for the three months ended March 31, 2005.

Net loss. Net loss was $2.6 million in the three months ended March 31, 2006 compared to a net loss of $1.3 million in the three months ended March 31, 2005 primarily due to higher interest expense resulting from the $1.1 million of interest expense related to the Dividend Election made by the redeemable preferred shareholders on November 4, 2005 (see Note 4 (Redeemable Preferred Stock)).

Nine Months Ended March 31, 2006 Compared to Nine Months Ended March 31, 2005

Revenues. Total revenues were $138.7 million in the nine months ended March 31, 2006 compared to $123.4 million in the nine months ended March 31, 2005, which was an increase of $15.3 million, or 12%. This increase was primarily attributable to an increase in the number of subscriber accounts to 485,185 as of March 31, 2006 from 449,128 as of March 31, 2005 and a net increase in average revenue per customer.

Cost of services. Cost of services was $16.9 million in the nine months ended March 31, 2006 compared to $14.2 million in nine months ended March 31, 2005, which was an increase of $2.7 million, or 19%. As a percentage of revenues, cost of services was 12% for the nine months ended March 31, 2006 and 11% for the nine months ended March 31, 2005 principally due to higher field technical service expense as a result of proportionately higher service calls.

Sales, general and administrative. SG&A was $26.9 million in the nine months ended March 31, 2006 compared to $23.0 million in the nine months ended March 31, 2005, which was an increase of $3.9 million, or 17%. As a percentage of revenues, SG&A was 19% for both the nine months ended March 31, 2006 and March 31, 2005.

Amortization. Amortization of intangibles was $66.0 million in the nine months ended March 31, 2006 compared to $58.2 million in the nine months ended March 31, 2005, which was an increase of $7.8 million, or 13%. The increase was attributable to growth in our purchased subscriber accounts through our authorized dealer program.

Interest expense. Interest expense was $35.1 million in the nine months ended March 31, 2006 compared to $30.4 million in the nine months ended March 31, 2005, which was an increase of $4.7 million, or 15%. The increase resulted from $1.8 million of interest expense related to the Dividend Election made by the redeemable preferred shareholders on November 4, 2005 (see Note 4 (Redeemable Preferred Stock)), an increase in our average long-term debt outstanding throughout the period incurred to fund our purchase of subscriber accounts, and increases in variable interest rates which were offset by $0.6 million in interest income related to the tax refund received in February 2006 (see Note 5 (Income Taxes)). Our average interest rate decreased to 9.9% in the nine months ended March 31, 2006 from 10.1% in the nine months ended March 31, 2005 as a result of lower average interest rates on the redeemable preferred stock.

Provision (benefit) from income taxes. Beginning in June 2005, primarily due to experiencing a cumulative loss before income taxes for the three-year period ended June 30, 2005, we established a valuation allowance to fully reserve our net deferred tax assets (see Critical Accounting Policies – Income Taxes and Deferred Tax Assets). Therefore, there was no provision or benefit for income taxes for the nine months ended March 31, 2006, except state income taxes, compared to a $1.2 million benefit for the nine months ended March 31, 2005.

Net loss. Net loss was $7.9 million in the nine months ended March 31, 2006 compared to a loss of $2.7 million in the nine months ended March 31, 2005 primarily due to higher interest expense resulting from an increase in borrowing under our revolving line of credit to fund our purchase of subscriber accounts and from $1.8 million of interest expense related to the Dividend Election made by redeemable preferred shareholders on November 4, 2005 (see Note 4 (Redeemable Preferred Stock)).

Liquidity and Capital Resources

General. Our operating strategy requires the availability of significant funds to finance growth through subscriber account purchases. Additional cash requirements include debt service and capital expenditures. We have financed our growth from a combination of long-term borrowings, issuance of preferred stock and cash flows provided by operations.

Major components of our working capital include accounts receivable, deferred revenue, purchase holdbacks, accrued interest payable, and the current portion of our long-term debt. We expect to experience negative working capital in the future primarily due to accrued interest payable, purchase holdbacks, and the repayment terms of our long-term debt. Purchase holdbacks are dependent on the number of subscriber accounts we purchase, the timing and amount of our payment of the purchase holdbacks to dealers, and the percentage of the purchase price we withhold to ensure a dealer’s obligation during the guarantee period. Accrued interest payable is dependent on the level of our debt and the timing of interest payments.

As of March 31, 2006 and June 30, 2005, we had working capital deficits of $19.2 million and $11.8 million, respectively.

The increase in our working capital deficit from June 30, 2005 to March 31, 2006 was primarily due to the receipt of an $8.3 million federal income tax receivable, which was immediately used to paydown long-term debt, that was the final payment of a $17.6 million federal income tax refund resulting from an approved change in our tax method of accounting for a substantial portion of our subscriber accounts. We previously amortized all of our subscriber accounts for tax purposes over a 15-year period. Under the new method, we are amortizing a substantial portion of our subscriber accounts over a 10-year period.

Net cash provided by operating activities for the nine months ended March 31, 2006 was $68.3 million, as compared to $55.6 million for the nine months ended March 31, 2005. The increase in cash provided by operating activities for the nine months ended March 31, 2006 was primarily due to the income tax refund and growth in our subscriber base.

Net cash used in investing activities for the nine months ended March 31, 2006 was $70.0 million, compared to $73.4 million for the nine months ended March 31, 2005. For the nine months ended March 31, 2006, capital expenditures were $3.5 million versus $3.0 million for the nine months ended March 31, 2005. Capital expenditures were primarily for our central monitoring station, telephone systems, computer systems and leasehold improvements for our offices. Capital expenditures are expected to vary based on the growth of our subscriber account base and improvements to our technology, operating and financial systems. Purchases of subscriber accounts consist of all direct external costs associated with the purchase of subscriber accounts. The portion of the purchase holdback paid to dealers at the end of the guarantee period is included in this amount when paid.

Our net cash provided by financing activities for the nine months ended March 31, 2006 was $2.7 million, as compared to $17.4 million for the nine months ended March 31, 2005.

As of March 31, 2006, we had $249.9 million outstanding under our credit facility, bearing interest at a weighted average rate for the nine months ended March 31, 2006 of approximately 7.7% per annum, and we had approximately $65.8 million in borrowing availability under our revolving credit line, of which $46.1 million was immediately available as calculated under the covenants in our credit facility. In addition, we had $181.7 million in principal amount outstanding of senior subordinated and subordinated notes as of March 31, 2006.

As of March 31, 2006, there were 8,247,075 shares of Series A preferred stock authorized of which 8,175,075 shares were issued and outstanding. On November 4, 2005, the holders of our Series A preferred stock notified us of their election for the Series A preferred stock to begin accruing dividends as permitted under our articles of incorporation (the “Dividend Election”). As a result of the Dividend Election, we must redeem the Series A preferred stock on June 30, 2008. If we have not redeemed the Series A preferred stock on June 30, 2008, the holders of a majority of the outstanding Series A preferred stock may elect to initiate the sale or liquidation of the Company.

As a result of the Dividend Election made on November 4, 2005, we recorded the Series A preferred stock as a liability by reclassifying, from additional paid-in capital to a long-term liability, the amount necessary to adjust the Series A preferred stock to its fair value as of the Dividend Election date. We obtained an independent valuation of the Series A preferred stock to determine the fair value of the Series A preferred stock. On November 4, 2005, the fair value of the of the Series A preferred stock was $45.2 million. The fair value of the liability will be accreted to the redemption amount of $57.9 million to be paid at June 30, 2008 using the interest rate implicit at the Dividend Election date. As of March 31, 2006, we reported a liability for the Series A preferred stock of $47.0 million consisting of $45.2 million as of November 4, 2005, which was the fair value of the Series A Preferred stock, plus accrued interest of $1.8 million. The liquidation preference of the Series A preferred stock as of March 31, 2006 is $46.7 million as calculated per our articles of incorporation (see Liquidation Preference in Note 4 - Redeemable Preferred Stock to the financial statements, included in Part 1 - Item 1 of this Quarterly Report on Form 10-Q).

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

We further preserve our borrowing capacity by following a cash management practice of maintaining as low as possible ongoing cash balance. However, our ability to meet our debt service and other obligations depends on our future performance, which in turn is subject to general economic conditions and other factors, certain of which are beyond our control. If we are unable to generate sufficient cash flow from operations or otherwise to comply with the terms of the indenture governing the senior subordinated notes or our other debt instruments, we may be required to refinance all or a portion of our existing debt or obtain additional financing. Further, the agreements or indentures governing our credit facility, our senior subordinated notes and subordinated notes contain financial covenants relating to capital expenditure limits, maximum total debt to annualized quarterly EBITDA, maximum total senior debt to annualized quarterly EBITDA, interest coverage and fixed charge coverage that may impact our ability to refinance all or a portion of our existing debt or obtain additional financing. As of March 31, 2006, we were in compliance with all required financial tests.

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

Income Taxes and Deferred Tax Assets. As part of preparing our financial statements, significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and the need for a valuation allowance related to our deferred tax assets. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, especially the amortization of subscriber accounts, which are amortized using a 10-year 135% declining balance method for financial reporting purposes and are generally amortized using a 10-year straight-line method for tax purposes. These differences result in deferred tax assets and liabilities, which are included within our balance sheet. We must then in accordance with Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes, assess the realizability of the deferred tax assets. Accordingly, we have fully reserved our deferred tax asset primarily as a result of experiencing a cumulative loss before income taxes for the three-year period ended June 30, 2005. We also considered possible tax planning strategies. In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion, or all of the deferred tax assets, will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income (including reversals of deferred tax liabilities) during the periods in which those temporary differences will become deductible.

Goodwill. As of March 31, 2006 we had goodwill of $14.8 million, which represents 2.9% of our total assets. We test goodwill annually for impairment and record an impairment charge if the carrying amount exceeds the fair value. We use a discounted cash flow approach as well as other methods to determine the fair value used in our test for impairment of goodwill. The results of this methodology depend upon a number of estimates and assumptions relating to cash flows, discount rates and other matters. Accordingly, such testing is subject to certain uncertainties, which could cause the fair value of goodwill to fluctuate from period to period.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have interest rate risk, in that borrowings under our credit facility are based on variable market interest rates. As of March 31, 2006, we had $249.9 million of variable rate debt outstanding under our credit facility. Presently, the revolving credit line bears interest at a rate of prime plus 2.25% or LIBOR plus 3.25%, with the term loan at a rate of prime plus 2.75% or LIBOR plus 3.75%. To control our exposure to interest rates under our facility, we will be required to utilize interest rate caps as required by our credit facility if our ratio of fixed interest debt to total debt should fall below 25%. As of March 31, 2006, we were not required to purchase interest rate caps. A hypothetical 10% increase in our credit facility’s weighted average interest rate of 7.7% per annum for the nine months ended March 31, 2006 would correspondingly decrease our earnings and operating cash flows by approximately $1.5 million.

Our privately issued $21.7 million subordinated notes due March 1, 2010 have a fixed interest rate of 14.5%, but have exposure to changes in the debt’s fair value. In connection with our August 2003 refinancing, we amended the terms of these subordinated notes to extend the maturity date from January 18, 2009 to March 1, 2010 and to increase the interest rate from 13.5% per annum to 14.5% per annum. In addition, we issued $160.0 million aggregate principal amount of our senior subordinated notes due September 1, 2010 with a fixed interest rate of 11.75%, which has exposure to changes in the debt’s fair value. We believe that the fair value of our total subordinated debt is approximately $184.0 million (book value of $181.7 million). The fair value of our total subordinated debt is based on the quoted market price of our senior subordinated debt.

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

PART II . OTHER INFORMATION

Item 1. Legal Proceedings

In December 2004, a lawsuit was served on the Company in Gatan, et al., vs. Alarm One, Inc., et al., a case then pending in the Superior Court for Alameda County, California, and which was originally filed against Alarm One, Inc., a former authorized dealer of the Company, and others in 2003. The Company was served with a complaint seeking certification of a class of persons whose Alarm One contracts were assigned to the Company between March 1, 2000 and December 13, 2004. The operative complaint in this matter alleges claims by two named plaintiffs against the Company, as the claims filed by the two original named plaintiffs against Alarm One, Inc. have now been settled out of this case by Alarm One, Inc., and neither of the original named plaintiffs had contracts which were assigned to the Company. The complaint alleges that the Company has violated various California consumer protection statutes, including the California Home Solicitation Act, the California Unruh Act, the California Consumers Legal Remedies Act, and the California Unfair Competition Law, as well as breached the contracts, by failing to comply with various statute requirements or improperly enforcing the contracts in light of the various statute requirements. The new named plaintiffs seek damages, or alternatively, rescission or reformation of the contracts assigned to the Company, as well as compensatory damages, attorneys’ fees, costs and expenses, punitive damages, and certain injunctive relief. Plaintiffs moved for class certification of their claims against the Company on December 1, 2005 and no class has been certified as yet. The Company believes it acted properly and lawfully in its dealings with its customers, and that most if not all of the claims asserted in the case have already been addressed by the prior settlement by Alarm One, Inc., or alternatively are the sole responsibility of Alarm One, Inc., and not the Company. As a result, the Company intends to vigorously defend and contest any and all issues or threatened claims in this matter. Management is currently unable to determine the outcome of the claims or to estimate the amount of potential loss. In accordance with SFAS No. 5, Accounting for Contingencies, the Company has not established a loss accrual associated with this claim.

The Company is party to various legal proceedings and claims that have arisen in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not have a material impact on the financial position or results of operations of the Company.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended June 30, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

2.1	Recapitalization Agreement, dated July 14, 2004, among Monitronics International, Inc., Austin Ventures III-A, L.P., Austin Ventures III-B, L.P., Austin Ventures V, L.P., Austin Ventures V Affiliates Fund, Capital Resource Lenders II, L.P., ABRY Partners IV, L.P., ABRY Investment Partnership, L.P., Windward Capital Partners II, L.P., Windward Capital LP II, LLC, New York Life Capital Partners II, L.P., PPM America Private Equity Fund LP and The Northwestern Mutual Life Insurance Company. (1)

3.1	Restated Articles of Incorporation of Monitronics International, Inc. (2)

3.2	Bylaws of Monitronics International, Inc. (3)

10.1*	Third Amendment to Credit Agreement, dated March 28, 2006 by and among Monitronics International, Inc., the lenders (named therein), Bank of America, N.A., as successor by merger to Fleet National Bank, as administrative agent for each of the credit parties thereto, and Bank of America, N.A., as syndication agent for each of the other credit parties thereto.

10.2*	Waiver Agreement, dated March 28, 2006 by and between Monitronics International, Inc., and The Northwestern Mutual Life Insurance Company.

31.1*	Certification of the Chief Executive Officer of Monitronics International, Inc. pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of Monitronics International, Inc. pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer of Monitronics International, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer of Monitronics International, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as Exhibit 2.1 to Amendment No. 3 to the registrant’s Registration Statement on Form S-4 (File No. 333-110025) and incorporated herein by reference.
(2)	Previously filed as Exhibit 3.1 to Amendment No. 3 to the registrant’s Registration Statement on Form S-4 (File No. 333-110025) and incorporated herein by reference.
(3)	Previously filed as Exhibit 3.2 to the registrant’s Registration Statement on Form S-4 (File No. 333-110025) and incorporated herein by reference.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONITRONICS INTERNATIONAL, INC.

	By:	/s/ Michael R. Haislip
Michael R. Haislip
Chief Executive Officer and President
(Principal Executive Officer)

	By:	/s/ Michael R. Meyers
Michael R. Meyers
Chief Financial Officer and Vice President
Date: May 12, 2006		(Principal Financial and Accounting Officer)