Form 10-K
period 2006-06-30
MONITRONICS INTERNATIONAL INC
filed 2006-09-20
CIK 1265107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2006

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

(Zip Code)

(972) 243-7443

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

(Title of class)

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of class)

Indicate by check mark whether the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒  No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III or this Form 10-K or any amendment to this Form 10-K ☒.

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, or a non-accelerated filer.  See definition of Accelerated filer and large accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at August 28, 2006
Class A Common Stock, par value $.01 per share	30,187,218
Class B Common Stock, par value $.01 per share	None

There is no market for the Registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

Item 1.          Business

Overview

We are a leading national provider of security alarm monitoring services based on gross revenue, with the ability to monitor signals from nearly all types of security systems. We monitor signals arising from burglaries, fires and other events for over 485,000 subscribers under contracts that are typically three years in duration and have automatic renewal provisions. Through these contracts, our high quality subscriber base provides us with high margin, monthly recurring revenues that result in predictable and stable cash flow. Our business model differentiates us from other security alarm companies. We utilize our exclusive nationwide dealer network to sell and install the security systems we monitor. We purchase monitoring contracts from these dealers and provide our subscribers with a full spectrum of security alarm services including monitoring services, customer service and technical support. We resolve greater than 85% of our subscribers’ technical inquiries over the telephone and dispatch our dealers to provide on-site technical service to subscribers only once every seven years on average. For the fiscal year ended June 30, 2006, we generated revenues of $185.6 million, operating income of $35.9 million, earnings before interest, taxes, depreciation and amortization (EBITDA) of $126.6 million and experienced a net loss of $12.0 million. At June 30, 2006, we also had an accumulated deficit of $105.3 million. Our alarm monitoring service is our sole reportable segment, as defined by generally accepted accounting principles, and we provide this service through our central monitoring station in Dallas, Texas.  Please see Item 6 – Part II (Selected Financial Data) of this Annual Report on Form 10-K for data pertaining to revenues, net loss and total assets for the fiscal years ended June 30, 2006, 2005 and 2004.  Although EBITDA is not a defined financial measure in the context of generally accepted accounting principles in the United States, we believe it is a key performance measure used in the security alarm monitoring industry and is one of the financial measures, subject to adjustments, by which our covenants are calculated under the agreements governing our debt obligations. We have provided a reconciliation of EBITDA to net income in footnote 5 of “Selected Financial Data” on page 17 of this Annual Report on Form 10-K. We were incorporated in Texas on August 31, 1994.

We purchase monitoring contracts from our dealer network only after a comprehensive examination of the dealers, the subscribers and the contracts. We conduct thorough due diligence on our dealers to ensure we are associated with reliable dealers that can consistently provide us with high quality accounts. We perform extensive due diligence on our subscribers to maintain our high quality subscriber base. Our subscribers are geographically diversified in 47 states and are primarily homeowners, whom we believe are more likely than renters to maintain long-term accounts with us. We believe our rigorous account acquisition due diligence process results in a subscriber base that is less likely to terminate monitoring contracts with us, thereby improving contract life and lowering attrition. We also believe that we maximize retention of our subscribers through our dedication to providing our high quality subscriber base with high quality customer service.

Our contracts with our dealers and subscribers result in a stable, recurring revenue base. We purchased monitoring contracts from approximately 500 dealers in more than 40 states during fiscal year 2006. Through these agreements, we typically have rights of first refusal to purchase all monitoring contracts sold by the dealers for three years. Our subscriber contracts are typically three years in duration and have automatic renewal provisions.  To protect us against the loss of the investment associated with acquiring subscriber accounts, we require our dealers to guarantee the accounts against cancellations, typically for a period of 12 months following the date of purchase. If an account is canceled during the guarantee period, the dealer must compensate us for the lost monthly recurring revenue and either replace the account or refund the purchase price associated with the account. To help ensure the dealers’ obligations under the guarantee, we typically withhold a portion of the purchase price of each contract we purchase.

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

Recurring Revenue. For the twelve months ended June 30, 2006, approximately 96% of our revenues consisted of recurring monthly payments under security alarm monitoring contracts. Our contracts are typically three years in duration and have automatic renewal provisions.  Our dealer contracts provide that if a subscriber cancels prior to the initial twelve-month period of the contract, the dealer must replace the lost monthly revenue attributable to the canceled contract and either replace the lost account or refund our purchase price for the account.

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

•                  We have a proprietary centralized information system that has enabled us to satisfy greater than 85% of our subscribers’ technical inquiries over the telephone. If a field service call is required, we outsource the service to a member of our national network of independent service dealers. Consequently, we avoid the costs associated with employing service technicians and maintaining the infrastructure required to provide these services ourselves.

•                  We provide all services, including monitoring, 24-hour telephone support, data entry, remote services and billing, from a single location. We believe this centralized operation allows us to maximize our economies of scale.

Account Acquisition Program. Since inception, we have implemented a disciplined account acquisition program focused on balanced growth, profitability and return on investment. The core of our account acquisition process is an extensive examination of every subscriber prior to acquisition, including a credit score report, proof of first month’s payment and, in substantially all cases, a telephonic survey of the subscriber’s satisfaction with their security system. We also conduct diligence on our dealers through a multi-step process to qualify them for participation in our program, including legal and background checks, as well as references from industry participants. We believe that this approach reduces the likelihood that a subscriber will terminate its contract with us, thereby maximizing retention of our subscribers and our return on investment.

Customer Service. We believe we provide our subscriber base with high-quality service through our rapid response to alarm signals, fast handling of support calls and quick solutions to subscriber issues. We have developed a proprietary information system that quickly and accurately makes available to our operators a substantial amount of technical information regarding our subscribers and their security systems. This system enables us to resolve greater than 85% of our subscribers’ technical requests over the telephone, resulting in quick customer service, fewer false alarms and higher subscriber satisfaction. To ensure we maintain our high level of customer service, our system tracks key factors that contribute to service quality such as response time and call duration. We also monitor the quality of our services with regular operator evaluations, customer satisfaction forms and follow-up quality assurance calls.

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

Operations

Dealer Program

Our authorized independent dealers are typically single-location businesses that sell and install alarm systems but do not provide monitoring services.  There are believed to be well over 10,000 independent dealers located throughout the U.S. We target those dealers that serve local markets. These dealers focus on the sale and installation of security systems and generally do not monitor the systems due to the large capital expenditures required to build a monitoring station. These dealers typically outsource the monitoring function or sell the contracts to companies who have built monitoring stations. We have the ability to monitor signals from nearly all types of residential security systems. We generally enter into exclusive contracts with these dealers under which the dealers sell and install security systems and we have a right of first refusal to purchase the associated alarm monitoring contracts. We seek to attract dealers from throughout the U.S. rather than focusing on local or regional markets in order to maximize our revenues.

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

•                  the subscribers’ credit score.

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

We provide a full range of services designed to support the success of our dealers. In addition to sales and business training, we offer dealers sales leads, which increase the number of subscriber accounts they generate. Dealers have access to account information over the Internet, receive detailed electronic weekly reports summarizing account purchase activity, and receive accurate and timely information concerning their account replacement status and financial position. See “Management Information Systems.” We provide dealers with standardized sales and monitoring contracts, window decals, yard signs and other sales support materials. This provides us with an opportunity to increase our brand name awareness by pairing the Monitronics name and logo with the dealers’ names.

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

Monitoring Services

Security systems include devices installed at subscribers’ premises that are designed to detect and react to various occurrences or conditions, such as an intrusion or the presence of fire or smoke. These devices are connected to electronic control panels that communicate through transmission lines to our central monitoring station. In most security systems, control panels can identify the nature of the alarm and the areas within a home or building where the system was activated and can transmit this information to the central monitoring station. The basic security system sold and installed by our dealers varies, but may include protection of the front and back doors of a home, one or more accessible windows, one interior motion detection device, a control panel with the ability to communicate signals to our central monitoring station, a panic button, a siren, window decals and a yard sign. The subscriber may elect to purchase additional equipment from the dealer customized to the subscriber’s specific needs. Such equipment add-ons include additional perimeter and interior protection, fire protection devices (heat and smoke detectors), environmental protection devices (freeze sensors and water detectors), additional panic buttons, two-way voice monitoring and home automation devices (lighting or appliance controls).

Our subscriber contracts have initial terms that are generally three years, and provide for automatic renewal provisions.

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

Our central monitoring station provides two-way voice monitoring in addition to standard alarm monitoring services. In the event of an alarm activation, two-way voice monitoring enables our operator to listen and speak to persons at the monitored premises from the service center through speakers and microphones located within the premises. This feature allows our personnel to verify if an emergency exists, to reassure the subscriber and, if needed, to expedite the response of local emergency service providers, even if the subscriber is unable to reach a telephone. Two-way voice monitoring capability also assists us in quickly determining if the alarm was activated inadvertently, thereby reducing the number of false dispatches and potential fees or penalties assessed by state and local jurisdictions against both the subscriber and us. We believe that we are one of the leading providers of two-way voice monitoring services in the country. At June 30, 2006, approximately 32% of our subscriber accounts used two-way voice monitoring services.

We also provide third-party contract monitoring services to independent dealers through our central monitoring station. These dealers retain ownership of the monitoring contracts but, because they do not have their own monitoring capability, they subcontract monitoring services to us. The dealers are responsible for every other aspect of the relationship with customers, including billing and field repair service. We provided third-party contract services for approximately 62,000 subscriber accounts as of June 30, 2006. For the twelve months ended June 30, 2006, revenues from third-party contract monitoring services totaled $3.0 million, representing approximately 1.6% of our revenues. Our third-party contract monitoring service provides us with an additional source of revenues and prospective acquisition targets. Independent dealers who subcontract monitoring services to us are familiar with the quality of our monitoring and related services, an important consideration for a prospective seller of subscriber accounts.

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

Our central monitoring station operates 24 hours per day, 365 days a year. Each operator completes formal classroom training provided by us at our headquarters. This training is designed to teach the operator the proper operating procedures to respond to alarms and to familiarize the operator with the software used to monitor security systems, types of signals received and types of security systems commonly installed in subscribers’ homes and businesses. Upon completion of classroom training, operators must pass an examination administered by us before beginning a supervised on-the-job training program. In 2005, we received the prestigious “Five Diamond Certification” from the Central Station Alarm Association.

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

To ensure that technical service requests are handled promptly and professionally, all requests for service are routed through the customer service center. Customer service representatives who are trained in the operation of installed security systems listen to the customer and determine the proper action to be taken. If the problem cannot be resolved by the customer service representative, the call is directed to a technical support representative with extensive technical training who will dial into the alarm panel through the telephone line and attempt to resolve the issue. We have a proprietary centralized information system that enables us to satisfy greater than 85% of our customer technical inquiries over the telephone. If a field service call is required, we dispatch a member of our national network of independent service dealers. When we select service technicians, we first consider dealers within our authorized dealer program in order to provide them with an additional source of revenues, but if an authorized dealer fails to meet our repair standards, an independent service technician is dispatched. We monitor repair services with customer satisfaction forms and follow-up quality assurance calls.

Management Information Systems

We utilize software that integrates the central monitoring station, billing and collections, customer service and accounting functions. We use a number of customized management information systems to accumulate statistical data regarding dealers and subscribers and to support our monitoring, customer and technical services. We have developed a comprehensive portfolio management system and procedures that we use to:

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

Monitronics.com is our consumer web site that has informational as well as promotional features. For potential subscribers, the web site provides important things to consider when looking to purchase a monitored alarm system. The site positions Monitronics as the clear choice for fast response, accuracy, reliability and service. The site generates leads which we provide to our dealers to help them generate additional subscriber accounts. For existing subscribers, the web site provides helpful information regarding our billing services, making a payment online, technical support, monitoring call center and response procedures. For both audiences, the site provides background about us as well as information on false alarm prevention.

Sales and Marketing

General

We believe that demand for security alarm systems is driven by a customer’s peace of mind regarding the safety of themselves, their family and their property. This demand is typically event driven, where some occurrence stimulates the customer’s concern and causes them to want to purchase an alarm system. Other factors, such as insurance discounts or requirements, may also add to the demand for a system. The purchase of an alarm system has the potential to satisfy the customer’s need for peace of mind for many years, and is a very infrequent purchase that may occur only a few times during a person’s life. Because of minimal purchasing experience, consumers rely heavily on referrals from friends, family, neighbors and associates when selecting their alarm system. With the growing concern for safety, we believe the U.S. market demand for alarm systems will continue to increase.

We believe our nationwide network of authorized dealers is the most effective way for us to market alarm systems because our dealers are an integral part of the communities they serve, and they understand the desires of their market and how to best satisfy local needs. By combining the dealer’s local presence and reputation with our high quality service and support, we believe that these dealers will have success in growing their businesses and the number of our monitoring customers.

Agreements with dealers provide for our purchase of the dealer’s subscriber accounts on an ongoing basis. The dealers install Monitronics-approved alarm systems and arrange for subscribers to enter into a multi-year alarm monitoring agreement in a form acceptable to us. The dealer then submits this monitoring agreement to us for our due diligence review and purchase.

Dealer Network Development

Since our inception, we have focused on expanding our network of dealers in the U.S. To do so, we have established a dealer program that provides participating dealers with a variety of support services to assist them as they grow their businesses. Dealers can use the Monitronics brand name in their sales and marketing activities and on the products they sell and install. Our dealers benefit from their affiliation with us and our national reputation for high customer satisfaction, as well as the support they receive from us as authorized dealers. We also provide central station monitoring services on a subcontract basis for other independent alarm companies that do not have the capability to monitor systems for their customers. Authorized dealers benefit by generating operating capital and profits from the sale of their accounts to us. We also make available to our dealers:  sales and business training, sales literature, co-branded marketing materials, sales leads, private labeled security equipment, equipment purchase discounts, and management support. We believe that these services and cost savings would not be available to security alarm dealers on an individual basis.

Currently, we employ 17 sales representatives to promote the authorized dealer program, find account acquisition opportunities and sell our monitoring services. We target independent alarm dealers across the U.S. that can benefit from our dealer program services and can generate high quality monitoring customers for us. We use a variety of marketing techniques to promote our dealer program and our related services. These activities include direct mail, trade magazine advertising, trade shows, internet web site marketing, publicity and telemarketing.

In addition to the development of our dealer network, we occasionally acquire alarm monitoring accounts from other alarm companies on a one-time basis. Our management’s extensive experience in identifying potential opportunities and in negotiating previous account acquisitions helps facilitate the negotiation and execution of new acquisitions in a timely manner.

Dealer Marketing Support

We offer our authorized dealers an extensive marketing support program. We focus on developing professionally designed sales and marketing materials that will help dealers market alarm systems and monitoring services with maximum effectiveness. Materials offered to authorized dealers include:

•                  sales brochures and flyers;

•                  yard signs;

•                  window decals;

•                  customer forms and agreements;

•                  sales presentation binders;

•                  door hangers;

•                  lead boxes;

•                  vehicle graphics;

•                  trade show booths; and

•                  clothing bearing the Monitronics brand name.

These materials are made available to our dealers at prices that our management believes would not be available to dealers on an individual basis.

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

Competition

The security alarm industry is highly competitive and highly fragmented. We compete with several major firms and with numerous smaller providers. Certain other alarm service companies have adopted a strategy similar to ours that entails the purchase of alarm monitoring accounts both through acquisitions of account portfolios and through dealer programs.

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

Regulatory Matters

Although local governments routinely respond to panic and smoke/fire alarms, there are an increasing number of local governmental authorities that have adopted or are considering various measures aimed at reducing the number of false burglar alarms. Such measures include:

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

Employees

At June 30, 2006, we employed over 560 individuals. Currently, none of our employees are represented by a labor union or covered by a collective bargaining agreement. We believe that our relations with our employees are good.

Item 1A.           Risk Factors

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

Acquisitions of subscriber accounts involve a number of special risks, including the possibility of unanticipated problems not discovered prior to the acquisition and account attrition. We face competition from other alarm monitoring companies, including companies that have more capital than we have and that may offer higher prices and more favorable terms to dealers for subscriber accounts purchased, or lower prices for monitoring services provided. This competition could reduce the acquisition opportunities available to us, thus slowing our rate of growth, and/or increase the price we pay for such account acquisitions, thus reducing our return on investment and negatively impacting our revenues and results of operations. We cannot assure you that we will be able to purchase subscriber accounts on favorable terms in the future.

The purchase price we pay for a subscriber account is affected by the monthly recurring revenue generated by that account, as well as several other factors, including the level of competition, our prior experience with accounts purchased from the dealer, the geographic location of the account, the number of accounts purchased, the subscriber’s credit score and the type of security equipment used by the subscriber. In purchasing accounts, we have relied on management’s knowledge of the industry, due diligence procedures and representations and warranties of the dealers. We cannot assure you that in all instances the representations and warranties made by the dealers are true and complete or, if the representations and warranties are inaccurate, that we will be able to recover damages from the dealers in an amount sufficient to fully compensate us for any resulting losses. We expect that future account acquisitions will present the same risks to us as our prior account acquisitions.

We rely on technology that may become obsolete, which could require significant expenditures.

Our monitoring services depend upon the technology (hardware and software) of security alarm systems located at our subscribers’ premises. We may be required to implement new technology, which could require significant expenditures. We are currently evaluating the replacement or upgrade needs for a small number of security alarm systems located at our subscribers’ premises due to changes in cellular technology.  We may not be able to successfully implement new technologies or adapt existing technologies to changing market demands. If we are unable to adapt in response to changing technologies, market conditions or customer requirements in a timely manner, such inability could adversely affect our business.

Substantially all of our customers’ alarm systems communicate with our monitoring center via Public Switched Telephone Network lines, or PSTN lines, provided by an incumbent local exchange carrier, which are losing market share to wireless and Internet-based means of communication.

The number of PSTN lines provided by incumbent local exchange carriers has decreased and is projected to continue decreasing. While we offer alarm systems that can communicate signals to our central stations using various wireless and/or Internet-based communication technologies, such solutions are presently more expensive than traditional PSTN-based alarm communicators. Higher costs might reduce the market for new customers of alarm monitoring services, and the trend away from PSTN lines to alternatives may mean more existing customers will cancel service with us.

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

Historically, we have used a combination of proceeds from issuances of preferred stock, borrowings under our credit facility, issuances of senior subordinated and subordinated notes and cash flow from operations to fund the development and expansion of our operations. We intend to continue to pursue growth through the acquisition of subscriber accounts through our authorized dealer program. To continue our growth strategy, we will be required to make additional draw downs under our credit facility or seek additional financing through new loans or from the possible sale of additional securities in the future, which may lead to higher leverage. Any inability we have to obtain funding through external financing is likely to adversely affect our ability to continue or accelerate our subscriber account acquisition activities. We cannot assure you that we will be able to obtain external funding on attractive terms or at all.

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

Enactment of these measures could adversely affect our future business and operations. For example, 15 cities or metropolitan areas have implemented verified response ordinances for residential and commercial burglar alarms. A verified response policy means that police officers generally do not respond to an alarm until someone else (e.g., the resident, a neighbor or a security guard) first verifies that it is valid. Some alarm monitoring companies operating in these areas hire security guards or use third-party guard firms to verify an alarm. If we need to hire security guards or use third-party guard firms, it could have a material adverse effect on our margins. Although we have less than 20,000 subscribers in these areas, a more widespread adoption of such a policy or similar policies in other cities or municipalities could adversely affect our business.

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

The security alarm monitoring industry is highly competitive and highly fragmented. We compete with several companies that have account acquisition and loan programs for independent dealers and some of those competitors are larger than we are and have more capital than we do. Increased competition from other alarm monitoring companies could require us to increase the purchase price we pay for subscriber accounts, decrease the monitoring fees we charge our subscribers and take other measures that could reduce our margins. These uncertainties and other measures could have a materially adverse effect on us and cause our revenues to decrease.

Our significant shareholders have the ability to direct our business and affairs.

ABRY Partners IV, L.P. and ABRY Investment Partnership L.P. (collectively “ABRY”) and its affiliates beneficially own approximately 57% of our Class A common stock, and they have the right to designate a majority of our board of directors. As a result, ABRY currently has the ability to significantly influence the outcome of matters submitted to our shareholders and directors, including: the election of directors, the approval of any merger, consolidation or sale of all or substantially all of our assets and the incurrence of additional indebtedness. Certain decisions concerning our operations or financial structure may present conflicts of interest among our investors and debt holders.

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

We have and will continue to have a significant amount of indebtedness. At June 30, 2006, our total indebtedness was $477.0 million, of which $246.3 million was senior secured debt.

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

Our organizational documents do not contain any limitations on the amount or percentage of indebtedness that we may incur. The terms of the indenture relating to our senior subordinated notes permit us to incur additional indebtedness. At June 30, 2006, our credit facility included a $145 million revolving credit facility, of which $68.9 million was undrawn and available for future borrowing subject to the satisfaction of applicable covenants. At June 30, 2006, $43.6 million was immediately available as calculated under our bank covenants. If new debt is added to our current debt levels, the related risks that we now face could intensify.

We have significant intangible assets, which may not be adequate to satisfy our obligations in the event of a liquidation.

If we default on our debt or are liquidated, we cannot provide assurance that the value of our assets will be sufficient to satisfy our obligations. We have a significant amount of intangible assets. At June 30, 2006, 96% of our assets were intangible assets, comprising primarily subscriber accounts and goodwill. The value of our subscriber accounts will depend significantly on the success of our business.

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

Our Series A preferred stock is accruing dividends at an annual rate of 8% and will increase at a rate of 2% per annum on November 4, 2007 and each November 4th beyond that up to a rate of 16% per annum. If we issue senior securities or incur certain indebtedness that causes our leverage ratio to exceed an initial multiple of 5.1 times annualized EBITDA or if our leverage ratio otherwise exceeds an initial multiple of 4.8 times annualized EBITDA (which multiples are subject to increases to reflect subsequent debt or equity issuances), the dividend rate will increase up to a maximum annual rate of 24% until our noncompliance is cured. If we fail to redeem the Series A preferred stock on June 30, 2008, the maximum dividend rate will increase from 16% to 24% per annum. If we are then unable to redeem our Series A preferred stock by June 30, 2009, including due to the prohibitions or restrictions contained in our existing credit facility, the indenture governing the notes or our articles of incorporation, the holders of the Series A preferred stock may initiate our sale or liquidation.

Item 1B.       Unresolved Staff Comments

None.

Item 2.          Property

Our present executive offices and central monitoring station are located in Dallas, Texas and consist of approximately 108,000 square feet of which approximately 10,000 square feet is currently under lease expiring on February 28, 2011.  The remaining 98,000 square feet is under a ten-year lease expiring May 31, 2015.

Item 3.          Legal Proceedings

In December 2004, a lawsuit was served on us in Gatan, et al., vs. Alarm One, Inc., et al., in a case then pending in the Superior Court for Alameda County, California, and which was originally filed against Alarm One, Inc. and others in 2003.  We were served with a complaint seeking certification of a class of persons whose Alarm One contracts were assigned to us between March 1, 2000 and December 13, 2004.  The operative complaint in this matter alleges that we have violated various California consumer protection statutes, including the California Home Solicitation Act, the California Unruh Act, the California Consumer Legal Remedies Act, and the California Unfair Competition Law, as well as breached contracts by failing to comply with various statutory requirements or improperly enforcing those contracts.  Alarm One, Inc. settled the claims made by the original plaintiffs in this matter, and the new named plaintiffs seek damages, or alternatively, rescission or reformation of the contracts assigned to us, as well as compensatory damages, attorneys fees, costs and expenses, punitive damages and certain injunctive relief.  Plaintiffs moved for class certification of their claims against us on December 1, 2005.  As of July 24, 2006, the trial court completely denied all requests for class certification.  We believe we acted properly and lawfully in our dealings with our customers, and that most if not all of the claims asserted in the case against us have already been addressed by the prior settlement by Alarm One, Inc., or alternatively, are the sole responsibility of Alarm One, Inc. and not us.  As a result, we intend to vigorously defend and contest any and all issues or threatened claims in this matter.  Management is currently unable to determine the outcome of the claims or to estimate the amount of potential loss.  In accordance with SFAS No. 5, Accounting for Contingencies, we have not established a loss accrual associated with this claim.

On March 22, 2006, a lawsuit was filed by State Farm Fire & Casualty Co., as Subrogee of Edward Streit vs. Monitronics International, Inc., Q.I.S. Incorporated, Protection Associates, Inc., and C&H Electric & Communications, Ltd. in the Circuit Court of the Twenty First Judicial District for Kankakee County, Illinois.  The complaint alleges that we and the various other defendants negligently serviced, maintained, installed, tested, repaired and inspected the central fire alarm system located at a multi-unit apartment building in Kankakee, Illinois.  The complaint alleges that as a result of these actions by the various defendants, the central fire alarm system did not immediately detect and notify the authorities of a fire, causing damage to the building premises in excess of what normally would have been caused.  The plaintiff seeks compensatory damages from the various defendants. We believe we acted properly and lawfully in our dealings with the customer.  As a result, we intend to vigorously defend and contest any and all issues or threatened claims in this matter.  Management is currently unable to determine the outcome of the claims or to estimate the amount of potential loss.  In accordance with SFAS No. 5, Accounting for Contingencies, we have not established a loss accrual associated with this claim.

We are party to various other legal proceedings and claims that have arisen in the ordinary course of our business. In the opinion of management, the amount of ultimate liability with respect to these actions will not have a material impact on our financial position or results of operations.

Item 4.          Submission of Matters to a Vote of Security Holders

None.

PART II.

Item 5.              Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no established public trading market for the common stock of Monitronics International, Inc., $0.01 par value per share.  As of August 28, 2006, we had 30,187,218 shares of common stock outstanding held by 58 shareholders of record.

For the years ending June 30, 2006 and 2005, we did not declare, accrue, or pay any dividends nor did we make any distributions on any shares of our common stock. On November 4, 2005, the holders of our Series A preferred stock notified us of their election for the Series A preferred stock to begin accruing dividends as permitted under our articles of incorporation (the “Dividend Election”).  As a result of the Dividend Election, the Series A preferred stock is no longer convertible into Class A common stock and we must redeem the Series A preferred stock on June 30, 2008 (see Note 5 (Redeemable Preferred Stock) to our consolidated financial statements included in this Annual Report on Form 10-K). Dividends on our capital stock are prohibited under the terms of our credit facility and the indenture if an event of default exists or would result from such payment. Accordingly, we do not expect to pay any dividends over the next one to three years.

Item 6.              Selected Financial Data

The following table presents our selected historical financial data for each of the five fiscal years in the period ended June 30, 2006 and selected historical balance sheet data as of June 30, 2002, 2003, 2004, 2005 and 2006. The selected historical financial data as of June 30, 2002, 2003, 2004, 2005 and 2006 and for each of the five fiscal years ended June 30, 2006 have been derived from our financial statements, which have been audited by Ernst & Young LLP, independent registered public accounting firm. The following financial information should be read in conjunction with our financial statements, and the related notes to those statements, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

	Fiscal Year Ended June 30,
	2002	2003	2004	2005	2006
	Restated (1)	Restated (1)
	(dollars in thousands)
Results of Operations Data:
Revenues	$111,339	$126,406	$150,266	$165,524	$185,616
Cost of services	13,522	14,592	16,742	19,187	22,466
Gross profit	97,817	111,814	133,524	146,337	163,150
Sales, general and administrative	20,570	23,014	25,768	30,701	36,548
Depreciation	1,923	2,067	2,102	2,227	2,208
Amortization(2)	49,295	57,162	69,236	78,378	88,500
Operating income	26,029	29,571	36,418	35,031	35,894
Interest expense	20,941	23,268	34,858	40,539	47,890
Loss on debt refinancing	—	—	8,828	—	—
Other expense	504	—	—	—	—
Income (loss) before income taxes	4,584	6,303	(7,268)	(5,508)	(11,996)
Provision (benefit) for income taxes	1,795	2,543	(2,546)	13,689	—
Net income (loss)	2,789	3,760	(4,722)	(19,197)	(11,996)
Preferred dividends accrued(3)	(15,020)	(18,457)	(21,018)	(878)	—
Accretion of redeemable convertible preferred stock discount	(193)	(214)	(217)	(18)	—
Net loss attributed to common shareholders	$(12,424)	$(14,911)	$(25,957)	$(20,093)	$(11,996)

Other Operating and Financial Data:
Subscriber accounts owned at period end(4)	335,390	389,905	437,536	472,685	485,612
Subscriber accounts purchased	75,097	99,476	97,123	97,326	74,451
Purchases of subscriber accounts(4)	$79,276	$106,521	$109,128	$117,654	$86,579
Cash flow from operating activities	48,263	60,029	87,089	83,511	93,184
Cash flow from (used in) financing activities	33,404	47,988	24,881	38,019	(840)
Cash flow used in investing activities	(81,654)	(107,700)	(110,659)	(122,985)	(91,672)
EBITDA(5)	76,743	88,800	107,756	115,636	126,602
Capital expenditures	2,378	1,179	1,531	5,331	5,133

	As of June 30,
	2002	2003	2004	2005	2006
	Restated (1)	Restated (1)

Balance Sheet Data:
Cash and cash equivalents	$17	$334	$1,645	$190	$862
Working capital (deficit)	(6,667)	(11,860)	(7,478)	(11,761)	(25,049)
Total assets	399,650	457,313	501,840	521,773	513,556
Total debt	288,785	337,973	380,957	427,613	428,261
Redeemable preferred stock, including accrued dividends	136,264	154,935	176,146	13,342	48,098
Total shareholders’ net capital	(39,919)	(54,830)	(81,787)	54,728	10,429

(1)   We restated our financial statements for the fiscal years ended June 30, 2002 and 2003 to properly account for the change in amortization method from a 10-year straight-line method to a 10-year 135% declining balance method and record deferred revenue related to billings to our subscribers. The restatements reduced previously reported revenues and net income and increased amortization for these periods as follows:

	2002			2003
	Previously Reported	Adjustment	Adjusted Balance	Previously Reported	Adjustment	Adjusted Balance
	(dollars in thousands)			(dollars in thousands)
Revenue	$111,881	$(542)	$111,339	$—	$—	$—
Amortization	$45,968	$3,327	$49,295	$54,885	$2,277	$57,162
Net income	$5,223	$(2,434)	$2,789	$5,197	$(1,437)	$3,760

(2)    Primarily represents the amortization of subscriber accounts. We capitalize all direct external costs associated with the creation of subscriber accounts and amortize them over ten years on a 135% declining balance basis.

(3)    Prior to the July 2004 recapitalization, we accrued cumulative dividends on each series of our then outstanding preferred stock at varying rates.  The accrued but unpaid dividends were converted to common stock in the July 2004 recapitalization.  On November 4, 2005, as a result of the election made by our Series A preferred shareholders to begin accruing dividends on their shares of Series A preferred stock, we reclassified the Series A preferred stock from additional paid-in capital to a non-current liability.  Currently, this instrument is accruing dividends.

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

	Fiscal Year Ended June 30,
	2002	2003	2004	2005	2006
	Restated(1)	Restated(1)
	(dollars in thousands)
Net income (loss)	$2,789	$3,760	$(4,722)	$(19,197)	$(11,996)
Interest expense	20,941	23,268	34,858	40,539	47,890
Loss on debt refinancing	—	—	8,828	—	—
Provision (benefit) for income taxes	1,795	2,543	(2,546)	13,689	—
Depreciation	1,923	2,067	2,102	2,227	2,208
Amortization	49,295	57,162	69,236	78,378	88,500
EBITDA	$76,743	$88,800	$107,756	$115,636	$126,602

Item 7.              Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a leading national provider of security alarm monitoring services. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Selected Financial Data” and our financial statements, and the related notes to those financial statements, included elsewhere in this Annual Report on Form 10-K. Those statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are not historical in nature should be considered to be forward-looking statements that are inherently uncertain. See “Forward-Looking Statements.”

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

•      the impact of changes in technology and the trend away from the use of public switched telephone network lines to communicate with our monitoring center on our results of operations; and

•      our ability to obtain additional funds to grow our business.

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. They can be affected by inaccurate assumptions we might make or by known or unknown risks, uncertainties and assumptions, including the risks, uncertainties and assumptions described under the heading “Risk Factors”, elsewhere in this Annual Report on Form 10-K. In light of these risks, uncertainties and assumptions, the forward-looking statements may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. When you consider these forward-looking statements, you should keep in mind these risk factors and other cautionary statements.

Our forward-looking statements speak only as of the date made. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless the securities laws require us to do so.

Overview

Nearly all of our revenues are derived from monthly recurring revenues under security alarm monitoring contracts purchased from independent dealers in our exclusive nationwide network. Our alarm monitoring contracts generally have a non-cancelable initial term of three years, generally allow for periodic price increases and provide for automatic renewals. Revenues are recognized as the related monitoring services are provided. Other revenues are derived primarily from the provision of third-party contract monitoring services and from field technical repair services.

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

Attrition

We purchase subscriber contracts from our exclusive network of independent dealers. These contracts with our subscribers are typically three-year non-cancelable contracts with automatic renewal provisions. A portion of our subscriber base can be expected to cancel its service every year. Subscribers may choose not to renew or terminate their contract for a variety of reasons, including relocation, cost, switching to our competitors’ service, and service issues. A majority of canceled accounts result from subscriber relocation or the inability to contact the subscriber.

Account cancellation, otherwise referred to as subscriber attrition, has a direct impact on the number of subscribers we serve and hence our financial results, including revenues, operating income and cash flow. We define our attrition rate as the number of canceled accounts in a given period divided by the average of the beginning and ending balance of subscribers for that period. We consider an account canceled when a subscriber terminates in accordance either with the terms of the contract, our cancellation policies, or if payment from the subscriber is deemed uncollectible. If a subscriber relocates but continues service, this is not a cancellation. If the subscriber relocates and discontinues service and a new subscriber takes over the service continuing the revenue stream, this is a cancellation and a new owner takeover. Accounts cancelled are therefore net of new owner takeovers. We also adjust the number of canceled accounts by excluding those that are contractually guaranteed by our dealers. Our typical dealer contract provides that if a subscriber cancels in the first year of its contract, the dealer must replace the lost monthly revenue attributable to the canceled contract and either replace the canceled account with a new one or refund our purchase price. To help ensure the dealer’s obligation to us, we typically hold back approximately 10% of the purchase price for every account we purchase. In some cases, the amount of the purchase holdback may be less than actual attrition experience. In recent years, a substantial portion of the accounts that canceled within this initial 12-month period were replaced or refunded by the dealers at no additional cost to us.

The table below presents subscriber data for the fiscal years presented.

	Fiscal Year Ended June 30,
	2004	2005	2006
Beginning balance of accounts	389,905	437,536	472,685
Accounts purchased	97,123	97,326	74,451
Accounts canceled (1)	(46,921)	(60,480)	(58,475)
Accounts guaranteed to be refunded from holdback	(2,571)	(1,697)	(3,049)
Ending balance of accounts	437,536	472,685	485,612
Attrition rate	11.3%	13.3%	12.2%

(1)    Net of canceled accounts that are contractually guaranteed by the dealer and new owner takeovers.

Our 12-month trailing attrition rate is expected to increase moderately during the first quarter of fiscal year 2007. Contributing to this increase is a higher number of subscriber accounts reaching the end of their initial 36-month term due to higher account purchases in the summer of 2003.

Results of Operations

Fiscal 2006 Compared to Fiscal 2005

Revenues. Total revenues were $185.6 million in fiscal year 2006 compared to $165.5 million in fiscal year 2005, which was an increase of $20.1 million, or 12%. This increase was primarily attributable to an increase in the number of subscriber accounts to 485,612 as of June 30, 2006 from 472,685 as of June 30, 2005 and a net increase in average revenue per customer.

Cost of services. Cost of services was $22.5 million for fiscal year 2006 compared to $19.2 million in fiscal year 2005, which was an increase of $3.3 million, or 17%. This increase was principally due to higher field technical service expense as a result of proportionately higher service calls. As a percentage of revenues, cost of services was 12% for both fiscal years 2006 and 2005.

Sales, general and administrative (“SG&A”). SG&A was $36.5 million in fiscal year 2006 compared to $30.7 million in fiscal year 2005, which was an increase of $5.8 million, or 19%. As a percentage of revenues, SG&A was 20% for fiscal year 2006 compared to 19% for fiscal year 2005. The increase in SG&A as a percentage of revenues was principally due to increased telecommunication costs related to the use of cellular to monitor a small portion of our customer base.

Amortization. Amortization of intangibles was $88.5 million in fiscal year 2006 compared to $78.4 million in fiscal year 2005, which was an increase of $10.1 million, or 13%. The increase was attributable to growth in our purchased subscriber accounts through our authorized dealer program.

Interest expense. Interest expense was $47.9 million in fiscal year 2006 compared to $40.5 million in fiscal year 2005, which was an increase of $7.4 million, or 18%. The increase resulted from the $2.9 million of interest expense related to the Dividend Election made by our redeemable preferred shareholders on November 4, 2005 (see Note 5 (Redeemable Preferred Stock) to our consolidated financial statements included in this Annual Report on Form 10-K), increases in variable interest rates, and an increase in our average long-term debt outstanding during the year.  This was offset by $0.6 million interest income related to the tax refund of $8.3 million received in February 2006 (see Note 8 (Income Taxes) to our consolidated financial statements included in this Annual Report on Form 10-K).

Provision (benefit) from income taxes. In June 2005, primarily due to experiencing a cumulative loss before income taxes for the three-year period ended June 30, 2005, we fully reserved our net deferred tax assets by recording a $15.2 million valuation allowance against our deferred tax asset, resulting in a $13.7 million tax expense in fiscal year 2005.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which temporary differences become deductible. (see “Critical Accounting Policies — Income Taxes and Deferred Tax Assets”). Because of the uncertainty surrounding our ability to generate future taxable income, we continue to provide a full valuation allowance against our net deferred tax asset.  Accordingly, we did not record tax benefits related to our current year pre-tax losses.

Net loss. Net loss was $12.0 million in fiscal year 2006 compared to net loss of $19.2 million in fiscal year 2005. The reduction of $7.2 million in our net loss is primarily due to the impact, in the prior year, of our establishing a valuation allowance to fully reserve our net deferred tax assets in fiscal year 2005 (see “Critical Accounting Policies – Income Taxes and Deferred Tax Assets”).

Fiscal 2005 Compared to Fiscal 2004

Revenues. Total revenues were $165.5 million in fiscal year 2005 compared to $150.3 million in fiscal year 2004, which was an increase of $15.2 million, or 10%. This increase was primarily attributable to an increase in the number of subscriber accounts to 472,685 as of June 30, 2005 from 437,536 as of June 30, 2004.

Cost of services. Cost of services was $19.2 million for fiscal year 2005 compared to $16.7 million in fiscal year 2004, which was an increase of $2.5 million, or 15%. As a percentage of revenues, cost of services increased to 12% in fiscal year 2005 versus 11% in fiscal year 2004 principally due to higher field technical service expense.

Sales, general and administrative (“SG&A”). SG&A was $30.7 million in fiscal year 2005 compared to $25.8 million in fiscal year 2004, which was an increase of $4.9 million, or 19%. As a percentage of revenues, SG&A was 19% for fiscal year 2005 and 17% for fiscal year 2004. The increase in SG&A as a percentage of revenues was principally due to increased professional fees primarily related to ongoing legal matters, increased rent expense resulting from our additional office lease agreement dated May 3, 2004, the immediate recognition of expense related to vacated leased office space and expense related to recording the fair value of a written investor put option as described in Note 4 (Related Party Transactions) to the financial statements included in Part II - Item 8 of this Annual Report on Form 10-K.

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

Net loss. Net loss was $19.2 million in fiscal year 2005 compared to net loss of $4.7 million in fiscal year 2004, which was an increase of $14.5 million.  The increase in net loss from the prior fiscal year was primarily due to lower operating income, higher interest expense and recording a $15.2 million deferred tax valuation allowance in fiscal year 2005 offset by last year’s results including $8.8 million in expenses incurred in connection with our August 2003 refinancing. In connection with our refinancing, we wrote off $5.9 million of deferred financing costs and incurred prepayment penalties of $2.9 million.

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

Cost of services. Cost of services was $16.7 million in fiscal year 2004 compared to $14.6 million in fiscal year 2003, which was an increase of $2.1 million, or 14%. As a percentage of revenues, cost of services decreased to 11% for fiscal year 2004 versus 12% for fiscal year 2003 principally due to lower field technical service expense as a result of proportionally fewer service calls.

Sales, general and administrative (“SG&A”). SG&A was $25.8 million in fiscal year 2004 compared to $23.0 million in fiscal year 2003, which was an increase of $2.8 million, or 12%. As a percentage of revenues, SG&A decreased to 17% in fiscal year 2004 from 18% in fiscal year 2003. This was primarily due to the decrease in the provision for uncollectible accounts. For fiscal year 2004, the provision for uncollectible accounts was $3.1 million, or 2% of revenues, compared to $4.1 million, or 3% of revenues, for fiscal year 2003. In fiscal year 2003, we had a third party collection vendor declare bankruptcy which resulted in a disruption in the collection process and a loss of unremitted funds collected.

Amortization. Amortization of intangibles was $69.2 million in fiscal year 2004 compared to $57.2 million in fiscal year 2003, which was an increase of $12.0 million, or 21%. The increase was attributable to growth in our purchased subscriber accounts through our authorized dealer program.

Interest expense. Interest expense was $34.9 million in fiscal year 2004 compared to $23.3 million in the fiscal year 2003, which was an increase of $11.6 million, or 50%. The increase was primarily due to higher overall average interest rates resulting from the issuance of $160.0 million of our 11.75% senior subordinated notes on August 25, 2003 and the restructuring of our credit facility on August 25, 2003. Our average interest rate increased from 7.5% in fiscal 2003 to 9.3% in fiscal 2004. Interest expense also increased as a result of the increase in our average long-term debt outstanding throughout the year incurred to fund our purchase of subscriber accounts.

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

Major components of our working capital include accounts receivable, deferred revenue, purchase holdbacks, accrued interest payable and the current portion of our long-term debt. We expect to experience negative working capital in the future primarily due to accrued interest payable and purchase holdbacks. Purchase holdbacks are dependent on the number of subscriber accounts we purchase, the timing and amount of our payment of the purchase holdbacks to dealers, and the percentage of the purchase price we withhold to ensure a dealer’s obligation during the guarantee period. Accrued interest payable is dependent on the level of our debt and the timing of interest payments.

As of the fiscal years ended June 30, 2006, 2005 and 2004,  we had working capital deficits of $25.0 million, $11.7 million, and $7.5 million, respectively.

The increase in our working capital deficit from June 30, 2005 to June 30, 2006 was primarily due to an $8.4 million decrease in federal income tax receivable and a $5.4 million increase in the current portion of our long-term debt.  We collected an $8.3 million federal income tax refund that was the final payment of a $17.6 million federal income tax refund resulting from approval by the IRS, in May 2004, to a change in our tax method of accounting for a substantial portion of our subscriber accounts.  We previously amortized all of our subscriber accounts for tax purposes over a 15-year period. Under the new method, we are amortizing a substantial portion of our subscriber accounts over a 10-year period. The $8.3 million tax refund was immediately used to pay down long-term debt under our revolving credit facility. The $5.4 million increase in the current portion of our long-term debt was due to an increase in the amortization rate on our term loan principal from 0.250% in each quarter of FY2006 and in the first quarter of fiscal year 2007 to 1.250% in each of the last three quarters of fiscal year 2007.

The increase in our working capital deficit from June 30, 2004 to June 30, 2005 was primarily due to the receipt of an Internal Revenue Service (IRS) tax refund applied against a tax receivable, and decreases in cash and cash equivalents offset by decreases in purchase holdbacks.  The IRS tax refund receivable of $11.7 million as of June 30, 2004 primarily relates to a change in the useful life of our subscriber accounts for tax purposes, as described above.  As a result of this change, we received a refund of $9.3 million in June 2004 and the income tax receivable at June 30, 2004 and June 30, 2005 of $11.7 million and $8.4 million, respectively, also includes $8.3 million related to this change.   Cash and cash equivalents decreased to $0.2 million as of June 30, 2005 from $1.6 million as of June 30, 2004.  The $1.6 million cash balance was primarily the result of significant customer payments received on the last day of fiscal year 2004 that were subsequently used to pay down debt.  Purchase holdbacks decreased to $7.9 million as of June 30, 2005 from $10.4 million as of June 30, 2004 primarily due to a decrease in the average amount of holdback taken from subscriber accounts purchased during the year and advance payment of holdbacks to selected dealers.

Net cash provided by operating activities for fiscal 2006 was $93.2 million, as compared to $83.5 million for fiscal 2005 and $87.1 million for fiscal 2004. The increase in cash provided by operating activities for fiscal 2006 was primarily due to the income tax refund and growth in our subscriber base.

Net cash used in investing activities for fiscal 2006 was $91.7 million compared to $123.0 million for fiscal 2005, and $110.7 million for fiscal 2004. For fiscal 2006, 2005 and 2004, capital expenditures were $5.1 million, $5.3 million and $1.5 million, respectively. Capital expenditures were primarily for computer systems, equipment for our central monitoring station, telephone systems, refurbishment of offices and leasehold improvements at our new office space. Annual capital expenditures are expected to vary based on the growth of our subscriber account base and improvements to our technology, operating and financial systems. For fiscal 2007, we anticipate our capital expenditures will be approximately $6 million. We are in the process of a major upgrade of our monitoring, billing and other ancillary systems in order to expand our capacity and functionality.  We anticipate this project to extend beyond fiscal 2007. Purchases of subscriber accounts consist of all direct external payments associated with the creation of subscriber accounts. The portion of the purchase holdback paid to dealers at the end of the guarantee period is included in this amount when paid. The decrease in subscriber account purchases to $86.6 million primarily reflects discontinuing account purchases from our largest dealer during the second quarter of fiscal year 2006.

Our net cash used in financing activities for fiscal 2006 was $0.8 million, as compared to net cash provided by financing activities of $38.0 million for fiscal 2005 and $24.9 million for fiscal 2004, respectively.

As of June 30, 2006, we had $246.3 million outstanding under our credit facility, bearing interest at a weighted average rate for the year ended June 30, 2006 of approximately 8.0% per annum, and we had approximately $68.9 million in borrowing availability under our revolving credit line, of which $43.6 million was immediately available as calculated under the covenants of our credit facility. In addition, we had $182.0 million in principal amount outstanding of senior subordinated and subordinated notes as of June 30, 2006.

As of June 30, 2006, there were 8,247,075 shares of Series A preferred stock authorized of which 8,175,075 shares were issued and outstanding.  On November 4, 2005, the holders of our Series A preferred stock notified us of their election for the Series A preferred stock to begin accruing dividends as permitted under our articles of incorporation (the “Dividend Election”).  As a result of the Dividend Election, we must redeem the Series A preferred stock on June 30, 2008. If we have not redeemed the Series A preferred stock on June 30, 2008, the holders of a majority of the outstanding Series A preferred stock may elect to initiate the sale or liquidation of the Company.

As a result of the Dividend Election made on November 4, 2005, we recorded the Series A preferred stock as a liability by reclassifying, from additional paid-in capital to a long-term liability, the amount necessary to adjust the Series A preferred stock to its fair value as of the Dividend Election date. We obtained an independent valuation of the Series A preferred stock to determine the fair value of the Series A preferred stock. On November 4, 2005, the fair value of the of the Series A preferred stock was $45.2 million. The fair value of the liability will be accreted to the redemption amount of $57.9 million to be paid at June 30, 2008 using the interest rate implicit at the Dividend Election date.  As of June 30, 2006, we reported a liability for the Series A preferred stock of $48.1 million consisting of $45.2 million as of November 4, 2005, which was the fair value of the Series A Preferred stock, plus accrued interest of $2.9 million.  The liquidation preference of the Series A preferred stock as of June 30, 2006 is $47.6 million as calculated per our articles of incorporation (see Liquidation Preference in Note 5 - Redeemable Preferred Stock to the financial statements, included in this Annual Report on Form 10-K).

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

Further on August 25, 2003, we entered into a new credit facility agreement with Fleet National Bank (“Fleet”), as administrative agent, Bank of America, N.A., as syndication agent and a syndicate of lenders, including Fleet and Bank of America, N.A., as amended on July 14, 2004. Our credit facility is comprised of a $175.0 million term loan that matures in fiscal 2010 and a $145.0 million revolving credit facility that matures in fiscal 2009. Indebtedness under the credit facility is secured by all of our assets. Payments under the term loan are payable in quarterly installments from December 31, 2003 through June 30, 2009. The quarterly payment is calculated based upon the amount of the original facility multiplied by 0.25% for the quarters ended December 31, 2003 through September 30, 2006, 1.25% for the quarters ended December 31, 2006 through September 30, 2007 and 3.00% for the quarters ended December 31, 2007 through June 30, 2009 with the remaining balance due at maturity. We used the borrowings under this credit facility together with the proceeds of the senior subordinated notes offering primarily to repay our prior credit facility, to repay all of our $12 million 12% senior subordinated notes due June 30, 2007, and to repurchase $20.5 million principal amount of our 14.5% subordinated notes due March 1, 2010 at a repurchase price of approximately $23.2 million. As a result of the repayments, we expensed our previously capitalized deferred financing costs totaling $5.9 million and recognized a pre-tax loss of $2.9 million in the repurchase of the subordinated notes. In connection with our August 2003 refinancing, we amended the terms of our subordinated notes to extend the maturity date of the remaining $20.5 million principal amount from January 18, 2009 to March 1, 2010. Prior to the amendment, interest accrued on the subordinated notes at 13.5% per annum with interest payable semi-annually, June 30 and December 31, in cash at a rate of 12% per annum with the remaining 1.5% interest per annum added to the outstanding principal amount of the subordinated notes. The 1.5% per annum interest rate increased to 2.5% per annum on December 15, 2003 and the increased rate applied retroactively to August 25, 2003.

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

We further preserve our borrowing capacity by following a cash management practice of maintaining as low as possible ongoing cash balance. However, our ability to meet our debt service and other obligations depends on our future performance, which in turn is subject to general economic conditions and other factors, certain of which are beyond our control. If we are unable to generate sufficient cash flow from operations or otherwise to comply with the terms of the indenture governing the senior subordinated notes or our other debt instruments, we may be required to refinance all or a portion of our existing debt or obtain additional financing. Further, the agreements or indentures governing our new credit facility, our senior subordinated notes and subordinated notes contain financial covenants relating to capital expenditure limits, maximum total debt to annualized quarterly

EBITDA, maximum total senior debt to annualized quarterly EBITDA, interest coverage and fixed charge coverage that may impact our ability to refinance all or a portion of our existing debt or obtain additional financing.  As of June 30, 2006, we were in compliance with all required financial tests.

Scheduled contractual obligations at June 30, 2006, are as follows (dollars in thousands):

Contractual Cash Commitments	2007	2008	2009	2010	2011	Thereafter	Total
Long-term Debt Obligations	$7,185	$66,221	$97,335	$146,268	$160,000	$—	$477,009
Operating Lease Obligations	1,582	1,563	1,579	1,582	1,553	5,928	13,787
Total	$8,767	$67,784	$98,914	$147,850	$161,553	$5,928	$490,796

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

Income Taxes and Deferred Tax Assets. As part of preparing our financial statements, significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and the need for a valuation allowance related to our deferred tax assets. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, especially the amortization of subscriber accounts, which are amortized using a 10-year 135% declining balance method for financial reporting purposes and are generally amortized using a 10-year straight-line method for tax purposes. These differences result in deferred tax assets and liabilities, which are included within our balance sheet.  We must then in accordance with

Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes, assess the realizability of the deferred tax assets. Accordingly, we have fully reserved our net deferred tax assets primarily as a result of experiencing a cumulative loss before income taxes for the three-year period ended June 30, 2006.  We also considered possible tax planning strategies.  In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion, or all of the deferred tax assets, will be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income (including reversals of deferred tax liabilities) during the periods in which those temporary differences will become deductible.

Goodwill. As of June 30, 2006, we had goodwill of $14.8 million, which represents 2.9% of our total assets. We test goodwill annually for impairment and record an impairment charge if the carrying amount exceeds the fair value. We use a discounted cash flow approach as well as other methods to determine the fair value used in our test for impairment of goodwill. The results of this methodology depend upon a number of estimates and assumptions relating to cash flows, discount rates and other matters. Accordingly, such testing is subject to certain uncertainties, which could cause the fair value of goodwill to fluctuate from period to period.

We performed our annual goodwill impairment analysis as of June 30, 2006. This analysis resulted in no impairment of goodwill. In the event that we are not able to achieve expected cash flow levels, or other factors indicate that goodwill is impaired, we may need to write off all or part of our goodwill, which would adversely impact our operating results and financial position.

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which is a revision of SFAS 123. SFAS 123(R) supercedes APB 25, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure will no longer be an alternative. SFAS 123(R) is effective no later than the beginning of the first fiscal year beginning after December 15, 2005. We will adopt SFAS 123(R) on July 1, 2006. The adoption of SFAS 123(R)’s fair value method may have a significant impact on our result of operations, although it will have no impact on our overall financial position. We will implement SFAS 123(R) using the “prospective” method.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We have interest rate risk in that borrowings under our credit facility are based on variable market interest rates. As of June 30, 2006, we had $246.3 million of variable rate debt outstanding under our credit facility.  Presently, the revolving credit line bears interest at a rate of prime plus 2.25% or LIBOR plus 3.25%, with the term loan at a rate of prime plus 2.75% or LIBOR plus 3.75%. To control our exposure to interest rates under our facility, we utilize interest rate caps. As of June 30, 2006, we were not required to purchase interest rate caps.  A hypothetical 10% increase in our credit facility’s weighted average interest rate of 7.8% per annum for the year ended June 30, 2006 would correspondingly decrease our earnings and operating cash flows by approximately $2.0 million.

Our privately issued $22.0 million subordinated notes due March 1, 2010 have a fixed interest rate of 14.5%, but have exposure to changes in the debt’s fair value. In connection with our August 2003 refinancing, we amended the terms of these subordinated notes to extend the maturity date from January 18, 2009 to March 1, 2010 and to increase the interest rate from 13.5% per annum to 14.5% per annum. In addition, we issued $160.0 million aggregate principal amount of our senior subordinated notes due September 1, 2010 with a fixed interest rate of 11.75%, which has exposure to changes in the debt’s fair value. We believe that the fair value of our total subordinated debt is approximately $181.5 million (book value of $182.0 million).  The fair value of our total subordinated debt is based on the quoted market price of our senior subordinated debt.

Item 8.              Financial Statements and Supplementary Data

Our consolidated financial statements and notes thereto and other information required by this Item 8 are included in this Form 10-K beginning on page F-1.

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

Item 9B.           Other Information

None.

PART III

Item 10.            Directors and Executive Officers of the Registrant

Directors and Executive Officers

The following table sets forth information with respect to our directors and executive officers as of the date of this Form 10-K. All directors are elected annually by our shareholders and serve until their successors are duly elected and qualified. Executive officers are elected by and serve at the will of our board of directors.

Name	Age	Position
Michael R. Haislip	54	President, Chief Executive Officer, and Director
Michael R. Meyers	49	Vice President, Chief Financial Officer and Assistant Secretary
Charles M. Reilly	42	Vice President, Chief Information Officer
Robert N. Sherman	59	Vice President, Operations and Secretary
Stephen M. Hedrick	47	Vice President, Finance and Treasurer
Barry P. Johnson	61	Vice President, Quality Assurance
Rick L. Hudson	55	Vice President, Customer Services
John M. Mejia	36	Vice President, Customer Care
James R. Hull	68	Chairman of the Board of Directors
Erik Brooks	39	Director
Jay M. Grossman	46	Director
Andrew Banks	52	Director
Brent Stone	29	Director
Blaine F. Wesner	42	Director

Michael R. Haislip succeeded James R. Hull as our president and chief executive officer and became one of our directors on April 1, 2006.  Mr. Haislip joined us as vice president and chief operating officer in May 2005.  Mr. Haislip has more than 27 years of executive management experience in the cable television industry. From 2003 to 2005, he served as senior vice president at Charter Communications, a national broadband communications company based in St. Louis. Prior to that, he served at various other cable companies, including Armstrong Cable, from 2000 to 2003, and Star Cable Associates, both located in Pennsylvania, and Enstar Communications in Atlanta. He began his career at Cox Communications in Atlanta, where he worked for 10 years in various operations and financial management positions. Mr. Haislip holds a bachelor degree in management science, majoring in accounting.

Michael R. Meyers joined us as a vice president and chief financial officer in July 1996. Prior to joining us, Mr. Meyers served as treasurer and vice president of Tyler Corporation, a diversified public holding company. He also served as senior vice president of Forest City Auto Parts, a 65-store auto parts retail division of Tyler Corporation. Prior to that time, Mr. Meyers served as director of finance for a paging subsidiary operation of PacTel Personal Communications, a cellular and paging company. Mr. Meyers is a certified public accountant and has over 25 years of accounting, finance and operations experience with Fortune 500, medium and small companies. Mr. Meyers holds a B.A. in economics, a B.B.A. in business and an M.B.A.

Charles M. Reilly joined us in May 2006 as vice president and chief information officer.  Mr. Reilly comes to Monitronics with 20 years of experience in information technology.  Most recently Mr. Reilly served from 2001 to 2005 as vice president, applications development at Wyndham International, Inc., an upscale and luxury hotel and resort owner and operator based in Dallas, TX.  Prior to this, he held leadership roles from 1991 to 2001 at Sabre Holdings Corporation and American Airlines Decision Technologies.  Mr. Reilly holds an M.E. degree in industrial engineering and operations research and a bachelor degree in electrical engineering.

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

Mr. Hedrick is a certified public accountant and has over 25 years of accounting and business administration experience with both Fortune 500 and small, high-growth companies. Mr. Hedrick holds a B.B.A. in accounting.

Barry P. Johnson currently serves as vice president, quality assurance.  He joined us as director of dealer services in February 2000 and served as vice president of dealer services from April 2001 to June 2006.  Prior to joining us, Mr. Johnson was a financial planner with AXA Advisors from February 1999 to January 2000. In addition, from February 1983 to December 1998, Mr. Johnson served in positions such as production control manager and plant manager with Taylor Publishing Company. Mr. Johnson has over 30 years of business management experience and holds a B.B.A. and M.B.A.

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

John M. Mejia joined us in June 2006 as vice president, customer care.  Mr. Mejia comes to Monitronics with 14 years of call center operations management experience.  Mr. Mejia served at Charter Communications, Great Lakes Division from 2004 to 2006 most recently as senior director, customer care.  From 2001 to 2004, Mr. Mejia served as customer operations director for Centennial Communications in Puerto Rico.  Prior to his time at Centennial, he held various management positions at AT&T Broadband, Wells Fargo Bank and Chase Manhattan Bank.  Mr. Mejia holds a B.S. in Information and Systems Technology.

James R. Hull, our founder, served as president and chief executive officer from October 1994 until he retired from those positions on March 31, 2006. Currently, Mr. Hull is employed as chairman of our board of directors.  Prior to that time, Mr. Hull served as a consultant to and subsequently, president of, My Alarm, Inc., a security alarm monitoring company in Dallas, Texas for approximately four years. During the same period, Mr. Hull also assisted in the establishment of Financial Security Services, Inc., a private company which provides collateralized financing to the security industry, and served as its chairman. Mr. Hull also served as president for approximately five years of Network Multi-Family Security, Inc., a private company in Dallas, Texas, which Mr. Hull helped build from a concept to a company monitoring approximately 150,000 security alarm systems installed in multi-family projects in 35 states. In addition, Mr. Hull has over 35 years of senior management experience at the vice president and general management levels with companies in the high-tech and consumer related fields such as Control Data Corporation, Litton Medical Systems, Inc. and Parker Pen Company. Mr. Hull holds a B.S. in electrical engineering.

Erik Brooks has served as a director since July 2004. Mr. Brooks is a partner of ABRY Partners LLC, a private investment equity firm, which he joined in 1999. Prior to joining ABRY, from 1995 to 1999, Mr. Brooks was a Vice President at NCH Capital, a private equity investment fund. Mr. Brooks is a director of Country Road Communications, LLC, Music Reports, Inc. and Nexstar Broadcasting Group, Inc.

Jay M. Grossman has served as a director since April 2001.  Mr. Grossman has been a partner of ABRY Partners, LLC, a private equity investment firm, since April 1996. As general partner, Mr. Grossman initiates investment transactions and executes appropriate diligence and documentation. Prior to joining ABRY, Mr. Grossman was an investment banker specializing in media and entertainment at Kidder Peabody and at Prudential Securities. Mr. Grossman currently serves on the board of Nexstar Broadcasting Group, Inc. and on the board of directors of several privately owned companies.

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

Blaine F. Wesner has been a director since October 1994. Mr. Wesner has served as a general partner of Austin Ventures since December 1996 and is currently a general partner of Austin Ventures V, L.P., Austin Ventures VI, L.P., Austin Ventures VII, L.P., Austin Ventures VIII, L.P. and Austin Ventures IX, L.P. Mr. Wesner joined Austin

Ventures in 1990 and focuses on the firm’s business services investment area. Previously, Mr. Wesner was with Goldman Sachs & Co. in New York and was also the co-founder of Wesner Publications, a chain of suburban and community newspapers located throughout Oklahoma and Texas. Mr. Wesner serves on the board of directors of several privately owned companies.

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

Item 11.            Executive Compensation

The following table contains summary information concerning the total compensation for the fiscal years ended June 30, 2004, 2005 and 2006 paid to our former chief executive officer, chief executive officer and our four other most highly compensated executive officers serving in this capacity as of June 30, 2006, whose total salary and bonus exceeded $100,000 for that fiscal year. We refer to these persons as our “named executive officers.”

Summary Compensation Table

		Annual
		Compensation (1)
Name and Principal Position	Year	Salary($)	Bonus($)	Other Annual Compensation ($)		Securities Underlying Options (#)	All Other Compensation ($)
James R. Hull	2006	495,927	237,500	—		—	2,250	(3)
Chairman and Former President and	2005	443,893	225,000	—		135,000	1,884	(3)
Chief Executive Officer (2)	2004	402,152	200,000	—		—	2,002,050	(4)

Michael R. Haislip	2006	350,057	—	100,313	(6)	—	1,970	(3)
President and Chief Executive	2005	60,574	—	—		400,000	—
Officer (5)	2004	—	—	—		—	—

Michael R. Meyers	2006	289,381	65,000	—		—	2,269	(3)
Vice President and Chief	2005	258,921	85,000	—		74,216	2,065	(3)
Financial Officer	2004	239,296	150,000	—		—	1,209	(3)

Michael D. Gregory	2006	154,221	14,700	—		—	1,689	(3)
Vice President, Sales and Marketing (7)	2005	143,233	10,000	—		28,067	1,532	(3)
	2004	141,456	15,000	—		—	544	(3)

Robert N. Sherman	2006	158,427	22,500	—		—	1,809	(3)
Vice President, Operations and	2005	140,701	20,000	—		12,919	1,607	(3)
Secretary	2004	130,575	20,000	—		—	658	(3)

Rick L. Hudson	2006	135,643	19,500	—		—	1,551	(3)
Vice President, Customer Services	2005	123,813	20,000	—		47,726	1,438	(3)
	2004	115,575	20,000	—		—	583	(3)

(1)     Except as set forth below, the named executive officers did not receive any annual compensation not properly characterized as salary or bonus, except for certain perquisites or other benefits the aggregate incremental cost of which did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for each such officer. We have a medical and health benefits plan and we provide term life insurance for our employees, however, such plans do not discriminate in scope, terms or operation in favor of executive officers or directors and are generally available to all salaried employees. We have a 401(k) plan, but we do not have any pension plan.

(2)     Mr. Hull retired as president and chief executive officer on March 31, 2006.

(3)     Represents matching contributions to the named executive officer’s 401(k) plan.

(4)     Represents the $2,000,000 transaction fee paid to Mr. Hull in connection with the August 25, 2003 refinancing described in the “Employment Agreements” section below and $2,050 in matching contributions to Mr. Hull’s 401(k) plan.

(5)     Mr. Haislip became president and chief executive officer on April 1, 2006. Prior to that date, he served as vice president and chief operating officer from May 2005.

(6)     Represents taxable relocation expenses paid to Mr. Haislip.

(7)     Mr. Gregory served as Vice President, Sales and Marketing through July 31, 2006.

Option Grants in Last Fiscal Year

We did not grant stock options to any of the named executive officers during fiscal year 2006.

Aggregated Option Exercises and Fiscal Year-End Option Values

The following table shows all aggregated stock option exercises by the named executive officers during fiscal year 2006:

	Shares		No. of Securities Underlying
	Acquired	Value	Unexercised Options at Fiscal Year		Value of Unexercised, In-the-Money
	On Exercise	Realized	End		Options Held at Fiscal Year End
Name	(#)	($)	Exercisable	Unexercisable	Exercisable	Unexercisable

James R. Hull	—	—	135,000	—	$—	$—
Michael R. Haislip	—	—	80,000	320,000	$—	$—
Michael R. Meyers	—	—	29,686	44,530	$—	$—
Michael D. Gregory	—	—	11,226	16,841	$—	$—
Robert N. Sherman	—	—	5,168	7,751	$—	$—
Rick L. Hudson	—	—	19,090	28,636	$—	$—

Employment Agreements

James R. Hull has an employment agreement with us that automatically renews on November 1 of each year for successive one-year periods unless prior written notice of nonrenewal is given by us. The agreement provides that we may terminate the agreement for cause and no further payments will be due to Mr. Hull. However, if termination is for “nonperformance” by Mr. Hull, which is defined as a material adverse deviation between our actual results of operations or financial condition as compared to our business plan or future plans approved by our board of directors, we are required to pay Mr. Hull an amount equal to the greater of six months’ base salary or his base salary for the unexpired portion of the current term of the agreement. If we terminate Mr. Hull without cause, we are required to pay him his base salary for 24 months. The agreement also provides for a two-year non-competition covenant following termination, except in the case of termination without cause. Mr. Hull retired as president and chief executive officer on March 31, 2006 but continues in his position as chairman of the board.  Effective July 1, 2006, Mr. Hull will receive a salary of $12,500 per month for his continuing position as chairman of the board.

In addition, we entered into an agreement with Mr. Hull pursuant to which we paid Mr. Hull a $2,000,000 transaction fee in cash at the closing of the refinancing on August 25, 2003. Pursuant to the agreement, on November 7, 2003 we purchased 400,000 shares of Class A common stock owned by the Hull Family Limited Partnership (the “Partnership”) at a purchase price of $1,000,000 in cash. The agreement also gives the Partnership and Mr. Hull the right to sell up to $500,000 in value of Class A common stock to us in each of the five fiscal years ending June 30, 2009 at purchase prices per share that are based on a multiple of our consolidated cash flow. To the extent Mr. Hull does not sell $500,000 in value of his Class A common stock to us in any given fiscal year, he can sell the difference between $500,000 and the amount he sold to us in future fiscal years through fiscal year 2009. On January 9, 2006, the second of five option exercises was completed when the Partnership sold to us 71,633 shares of Class A common stock for $500,000. The agreement also provided that if we establish any stock option plans for our directors or executive officers while Mr. Hull was our chief executive officer, we must award Mr. Hull options to purchase at least 10% of the shares of our capital stock available for issuance under any such plans. Pursuant to our 2005 stock option plan, Mr. Hull received options to purchase 135,000 shares of our Class A common stock at an exercise price of $6.00 per share.

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

On July 31, 2006, Michael D. Gregory’s employment terminated.  Currently, Mr. Gregory’s employment agreement provides for bi-weekly installments of his base salary until February 1, 2007.

Stock Option Plans

Our 1999, 2001 and 2005 stock option plans provide for grants of nonqualified stock options to our directors, executive officers, employees and consultants to promote our long-term financial success and, specifically, to retain and motivate our key personnel and consultants to make contributions to our success. All plans are administered by our board of directors. Currently, no plan has a pre-set formula or criteria for determining the number of options that may be granted to a director, executive officer, employee or consultant. The exercise price for an option granted under each plan may not be less than 100% of the fair market value of our Class A common stock on the date of grant. Our board of directors reviews and evaluates the overall compensation package of our executive officers and employees and determines the awards based on our overall performance and the individual performance of our executive officers and employees. The total number of shares of our Class A common stock that may be subject to options under the 1999 plan is 150,000, under the 2001 plan is 250,000 and under the 2005 plan is 1,350,000. As of June 30, 2006, options to purchase 120,000, 227,360 and 1,075,603 shares of our Class A common stock were outstanding under the 1999 plan, the 2001 plan and the 2005 plan, respectively.

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

Compensation Committee Interlocks and Insider Participation

Decisions on executive compensation in fiscal year 2006 were made by the Compensation Committee upon the recommendation of the Company’s executive management. During fiscal year 2006, the Compensation Committee consisted of Messrs. James R. Hull, Jay Grossman, Erik Brooks, Blaine F. Wesner and Andrew Banks. No member of the Compensation Committee was an officer or employee of our company, except for Mr. Hull, our chairman of the board and former president and chief executive officer, or had any relationship with our company that is required to be disclosed as a Compensation Committee Interlock as described in Item 402(j)(3) of Regulation S-K promulgated under the Securities Act of 1933.

Mr. Banks is chairman and co-founder of ABRY Partners, LLC (“ABRY”), Mr. Yudkoff is president and managing partner of ABRY and he has sole voting and investment power over the shares held by ABRY IV, L.P. and ABRY Investment Partnership, L.P., Mr. Grossman is a partner of ABRY, and Mr. Brooks is a principal of ABRY. ABRY IV, L.P. has a 56.7% beneficial ownership interest in the Company and has the right to designate a majority of the members of our board of directors.  Mr. Wesner is the general partner of Austin Ventures V, L.P., Austin Ventures V Affiliates Fund (collectively “AV-V”), Austin Ventures VI, L.P., Austin Ventures VII, L.P., Austin Ventures VIII, L.P, and assignee of Austin Ventures III-A, L.P and Austin Ventures III-B, L.P. (collectively

“AV-III”).  AV-III and AV-V own all of our outstanding Series A preferred stock and have the right to designate one member of our board of directors.

For further information regarding our transactions with the Hull Family Limited Partnership, ABRY and Austin Ventures, please see “Certain Relationships and Related Transactions” in Item 13 of Part III of this Annual Report on Form 10-K.

Item 12.                Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Beneficial Ownership

The following table sets forth certain information with respect to the beneficial ownership of our Class A common stock and Series A preferred stock on June 30, 2006 by:

•                  each shareholder owning more than five percent of any class of our capital stock;

•                  each of our directors;

•                  each of our named executive officers; and

•                  all directors and executive officers as a group.

	Number of Shares		Percent of Class
	Class A Common	Series A Preferred	Class A Common	Series A Preferred
Five Percent Holders

Austin Ventures III-A, L.P. (1)	—	3,353,621	—	40.9%
Austin Ventures III-B, L.P. (1)	—	2,832,733	—	34.6%
300 West 6th Street, Suite 2300
Austin, Texas 78701

Austin Ventures V, L.P. (2)	—	1,905,449	—	23.3%
Austin Ventures V Affiliates Fund, L.P. (2)	—	95,272	—	1.2%
300 West 6th Street, Suite 2300
Austin, Texas 78701

ABRY Partners IV, L.P. (3)	17,121,419	—	56.7%	—
ABRY Investment Partnership, L.P. (3)	10,570	—	*	—
111 Huntington Avenue
Boston, Massachusetts 02199

Capital Resource Lenders II, L.P. (4)	2,964,585	—	9.8%	—
85 Merrimac Street, Suite 200
Boston, Massachusetts 02114

New York Life Capital Partners II, L.P. (5)	5,000,000	—	16.6%	—
51 Madison Avenue, Suite 3009
New York, New York 10010

PPM America Private Equity Fund LP (6)	3,699,959	—	12.3%	—
225 W. Wacker Drive, Suite 1200
Chicago, Illinois 60606

Named Executive Officers and Directors

James R. Hull (7)	407,036	—	1.3%	—
2350 Valley View Lane, Suite 100
Dallas, Texas 75234

Blaine F. Wesner (8)	—	—	—	—
300 West 6th Street, Suite 2300
Austin, Texas 78701

Jay M. Grossman (9)	—	—	—	—
111 Huntington Avenue
Boston, Massachusetts 02199

	Number of Shares		Percent of Class
	Class A Common	Series A Preferred	Class A Common		Series A Preferred
Erik Brooks (9)	—	—	—		—
111 Huntington Avenue
Boston, Massachusetts 02199

Andrew Banks (9)	—	—	—		—
111 Huntington Avenue
Boston, Massachusetts 02199

Brent Stone (9)	—	—	—		—
111 Huntington Avenue
Boston, Massachusetts 02199

Michael R. Haislip	—	—	—		—
2350 Valley View Lane, Suite 100
Dallas, Texas 75234

Robert N. Sherman	287,081	—		*	—
2350 Valley View Lane, Suite 100
Dallas, Texas 75234

Michael R. Meyers	125,784	—		*	—
2350 Valley View Lane, Suite 100
Dallas, Texas 75234

Michael D. Gregory (10)	71,933	—		*	—
2350 Valley View Lane, Suite 100
Dallas, Texas 75234

Rick L. Hudson	52,274	—		*	—
2350 Valley View Lane, Suite 100
Dallas, Texas 75234

All directors and executive officers as a group (14 persons) (10)(11)	955,440	—	3.2%		—

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

(5)     New York Life Capital Partners II, L.L.C. is the general partner of New York Life Capital Partners II, L.P. and has sole voting and investment power over shares held by New York Life Capital Partners II, L.P. David Bangs, James Barker, Steven Benevento, William Cheng, Adam Clemens, Thomas Haubenstricker, Brian Murdock, John Schumacher, Kevin Smith, Gary Wendlandt and Jae Yoon as members of the investment committee of New York Life Capital Partners II, L.L.C., may be deemed to have shared voting and investment power over such shares. Each of Messrs. Bangs, Barker, Benevento, Cheng, Clemens, Haubenstricker, Murdock, Schumacher, Smith, Wendlandt and Yoon disclaims beneficial ownership of the shares held by New York Life Capital Partners II, L.P., except to the extent of any pecuniary interest therein.

(6)     PPM America Capital Partners, L.L.C. is the general partner of PPM America Private Equity Fund, L.P. and has sole voting and investment power over shares held by PPM America Private Equity Fund, LP. Bruce Gorchow and Scott Rooth as members of the investment committee of PPM America Capital Partners, LLC, may be deemed to have shared voting and investment power over such shares.

(7)     Hull Family Limited Partnership owns 407,036 shares of Class A common stock.  Mr. Hull has a 1% minority interest as a general partner and a 24% interest as a limited partner in the Hull Family Limited Partnership and is deemed to also beneficially own shares proportionate to his interests.

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

(10)   Mr. Gregory served as vice president, sales and marketing through July 31, 2006.

(11)   Excludes 71,933 shares of Class A common stock beneficially held by Mr. Gregory.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by the security holders	—	$—	—

Equity compensation plans not approved by security holders

1999 Option Plan(1)	120,000	$14.17	18,000

2001 Option Plan(2)	227,360	$6.00	22,640

2005 Option Plan(3)	1,075,603	$6.16	274,397
Total	1,422,963	$8.77	315,037

(1)                      The 1999 Stock Option Plan was adopted November 3, 1999 and provides for the grant of options to purchase up to 150,000 shares of Class A common stock to officers and employees.  Mr. Barry Johnson has 30,000 options issued and outstanding under this plan.  See “Stock Option Plans” under Part III, Item 11 of this Form 10-K for a description of this stock option plan.

(2)                      The 2001 Stock Option Plan was adopted on April 27, 2001 and provides for the grant of options to purchase up to 250,000 shares of Class A common stock to officers and employees.  Messrs. Robert N. Sherman, Michael D Gregory, Rick L. Hudson and Stephen M. Hedrick have 12,919, 28,067, 47,726 and 28,067 options, respectively, issued and outstanding under this plan.  See “Stock Option Plans” under Part III, Item 11 of this Form 10-K for a description of this stock option plan.

(3)                      The 2005 Stock Option Plan was adopted on March 28, 2005 and provides for the grant of options to purchase up to 1,350,000 shares of Class A common stock to officers and employees. Messrs. James R. Hull, Michael R. Haislip, Michael R. Meyers and Barry P. Johnson have 135,000, 400,000, 74,216 and 78,201 options, respectively, issued and outstanding under this plan.  See “Stock Option Plans” under Part III, Item 11 of this Form 10-K for a description of this stock option plan.

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

In connection with the recapitalization we entered into a Fifth Amended and Restated Shareholders Agreement (the “Shareholders Agreement”) with each of AV III-A, AV III-B, AV-V, AV Affiliates (collectively, “Austin Ventures”), ABRY IV, ABRY Investment (collectively, “ABRY”), Capital Resource, New York Life, PPM, The Northwestern Mutual Life Insurance Company (“Northwestern Mutual”), the Hull Family Limited Partnership, Michael R. Meyers, Stephen M. Hedrick, Robert N. Sherman and Michael D. Gregory which provides that our board of directors will consist of up to seven members. Upon consummation of the recapitalization and as required by the Shareholders Agreement, our board was reconstituted to consist of four directors designated by ABRY, one director designated by Austin Ventures and James R. Hull for so long as he is employed by us. In addition the Shareholders Agreement provides that the individual serving as our chief executive officer will be designated as a director. This director position is currently filled by Mr. Haislip such that our current board of directors consists of seven individuals.

The Shareholders Agreement provides that if any party desires to transfer shares of our capital stock, that party must, subject to certain restrictions, first offer the other parties to the agreement the opportunity to purchase such shares. This right of first refusal does not apply to sales by Austin Ventures of its shares of our Series A preferred stock received in the recapitalization or sales by Northwestern Mutual of shares of our Class A common stock if such shares are sold to a purchaser of the senior subordinated notes held by Northwestern Mutual. The right of first refusal also does not apply to sales of shares by ABRY during any period in which ABRY and its affiliates hold at least 75% of the shares of Class A common stock held by them immediately after the recapitalization or 32.4% of our fully-diluted common stock. If the other parties choose not to purchase a selling shareholder’s shares, the selling shareholder must offer them the opportunity to include in the proposed sale their proportionate share of Class A common stock based on their fully-diluted share ownership. This co-sale right does not apply to shares of Series A preferred stock. Furthermore, no shares of Series A preferred stock may be transferred without the consent of the holders of a majority of the shares held by ABRY, subject to limited exceptions. In addition, Austin Ventures,

ABRY, Capital Resource, New York Life, PPM, Northwestern Mutual and the Hull Family Limited Partnership have the contractual preemptive right to purchase a pro rata share based on the number of shares of our common stock (assuming conversion, exercise or exchange of all outstanding equity securities of the company) of any equity securities we propose to issue, with certain exceptions.

The Shareholders Agreement permits ABRY to initiate the sale or liquidation of the company at any time provided that ABRY or its affiliates own at least 75% of the shares of Class A common stock held by them immediately after the recapitalization or 32.4% of our fully-diluted common stock. If we have not redeemed the Series A preferred stock on or prior to June 30, 2009, the holders of the Series A preferred stock may also initiate the sale or liquidation of the company.

We also entered into a Registration Agreement in connection with the recapitalization with each of Austin Ventures, ABRY, Capital Resource, New York Life, PPM and Northwestern Mutual pursuant to which they may require us to register under the Securities Act of 1933 the shares of Class A common stock owned by them. The right to demand registration of the shares may be exercised twice only by ABRY so long as ABRY or its affiliates own at least 75% of the shares of Class A common stock held by them immediately after the recapitalization or 32.4% of our fully-diluted common stock. Otherwise the registration demand may be made by the holders of a majority of the Class A common stock who are parties to the agreement. The holders of at least 66 2/3% of the shares issued upon exercise of the warrant held by Northwestern Mutual may also demand registration of their shares at any time after our initial public offering. If we become eligible to use a short-form registration statement, the holders with demand registration rights may request an unlimited number of short-form registrations provided that the fair market value of shares to be registered is at least $10 million. In addition, if we propose to register any of our securities under the Securities Act of 1933 these shareholders will have the right to include in such registration their shares of Class A common stock. James R. Hull also has the right to include the shares of Class A common stock held by the Hull Family Limited Partnership in any registration of company securities that we effect pursuant to the terms of the Amended and Restated Affiliate Registration Agreement, dated May 10, 1996, as amended.

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

We entered into an agreement with James R. Hull, our founder and former president and chief executive officer, pursuant to which we paid Mr. Hull a $2 million transaction fee in cash for his significant involvement in structuring the August 2003 refinancing and negotiating with our shareholders, noteholders and bank syndicate members. Pursuant to the agreement, on November 7, 2003, we purchased 400,000 shares of Class A common stock owned by the Hull Family Limited Partnership at a purchase price of $1,000,000 in cash. The agreement also gives the Hull Family Limited Partnership and Mr. Hull the right to sell up to $500,000 in value of his Class A common stock to us in each of the next five fiscal years ending June 30, 2009 at purchase prices per share that are based on a multiple of our consolidated cash flow. See Part III - Item 11: “Employee Agreements” of this Annual Report on Form 10-K for a more complete discussion of the terms of Mr. Hull’s agreement.

We paid an advisory fee of $2.7 million to ABRY Partners LLC, an affiliate of ABRY Capital Partners, L.P., in connection with their services in advising on the terms and the structure of the August 2003 refinancing. An affiliate of ABRY Capital Partners, L.P. purchased notes in the offering related to the August 2003 refinancing.

Item 14.      Principal Accountant Fees and Services

 Audit and Non-Audit Fees

Aggregate fees for professional services billed for the fiscal years ended June 30, 2006 and 2005 for professional services rendered by Ernst & Young LLP (principal accountant) are set forth in the table below.

	Fiscal Year 2006	Fiscal Year 2005
	(in thousands)	(in thousands)

Audit Fees	$309	$306
Audit-Related Fees	$—	$—
Tax Fees	$180	$256
All Other Fees	$2	$1
Total	$491	$563

Audit Fees for the fiscal years ended June 30, 2006 and 2005 were for professional services rendered by Ernst & Young LLP for the audits, interim reviews and the Form S-4 registration filing (declared effective November 2004).

Tax Fees for the fiscal years ended June 30, 2006 and 2005 were for professional services rendered by Ernst & Young LLP for tax compliance, tax advice, tax regulatory audit support and other tax preparation services.

All Other Fees for the fiscal years ended June 30, 2006 and 2005 were for miscellaneous accounting consultations and on-line accounting information subscriptions provided by Ernst & Young LLP.

None of the services described above were approved under the de minimus exception provided by Rule 2-01(c)(7)(i)(C) under Regulation S-X.

Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Auditor

In June 2005, the Audit Committee adopted a pre-approval policy that provides guidelines for engaging our independent auditor to render audit and non-audit services.  The policy provides that the service must be either specifically approved by the Audit Committee or entered into pursuant to the terms and conditions of the pre-approval policy.  The independent auditor, chief financial officer or the vice president of finance should submit requests or applications for services that require separate approval to the Audit Committee.

The term of all pre-approved services is 12 months from the date of pre-approval, unless the Audit Committee specifically provides for a different period.  The Audit Committee will periodically revise the list of pre-approved services.

PART IV
Item 15.     Exhibits and Financial Statement Schedules

(a)       The following documents are filed as part of this Annual Report on Form 10-K.

(1)   Financial Statements.    The following financial statements of Monitronics International, Inc., as of June 30, 2006 and 2005 and for the years ended June 30, 2006, 2005 and 2004 are filed as part of Item 8 of this Annual Report on Form 10-K on the pages indicated:

(2)   Financial Statement Schedule.  The following financial statement schedule of the Company is submitted herewith:

Schedule II — Valuation and Qualifying Accounts and Reserves

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(3)   Exhibits

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

3.1           Restated Articles of Incorporation of Monitronics International, Inc.  (previously filed as Exhibit 3.1 to Amendment No. 3 to the registrant’s Registration Statement on Form S-4 (File No. 333-110025) and incorporated herein by reference)

3.2           Bylaws of Monitronics International, Inc. (previously filed as Exhibit 3.2 to the registrant’s Registration Statement on Form S-4 (File No. 333-110025) and incorporated herein by reference)

4.1           Form of Global Note for the 11 3/4% Senior Subordinated Notes due 2010 of Monitronics International, Inc. (contained as an exhibit to Exhibit 4.2 hereto)

4.2           Indenture, dated as of August 25, 2003, by and between Monitronics International, Inc. and The Bank of New York Trust Company of Florida, N.A. with respect to the 11 3/4% Senior Subordinated Notes due 2010 (previously filed as Exhibit 4.2 to the registrant’s Registration Statement on Form S-4 (File No. 333-110025) and incorporated herein by reference)

4.3*         Supplemental Indenture, dated as of May 30, 2006, by and between Monitronics Canada, Inc., Monitronics International, Inc, and The Bank of New York Trust Company, N.A. with respect to the 11 3/4% Senior Subordinated Notes due 2010

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

10.18+     Employment Agreement, effective as of October 21, 1994, by and between AV Alarm, Inc. (now known as Monitronics International, Inc.) and James R. Hull (previously filed as Exhibit 10.33 to the registrant’s Registration Statement on Form S-4 (File No. 333-110025) and incorporated herein by reference)

10.19+     Agreement, dated as of August 18, 2003, by and between James R. Hull and Monitronics International, Inc. (previously filed as Exhibit 10.34 to the registrant’s Registration Statement on Form S-4 (File No. 333-110025) and incorporated herein by reference)

10.20+     First Amendment to Agreement, dated September 23, 2004, by and between James R. Hull and Monitronics International, Inc. (previously filed as Exhibit 10.20 to Amendment No. 5 to the registrant’s Registration Statement on Form S-4 (File No. 333-110025) and incorporated herein by reference)

10.21+     Employment Agreement, effective as of October 21, 1994, by and between AV Alarm, Inc. (now known as Monitronics International, Inc.) and Robert N. Sherman (previously filed as Exhibit 10.35 to the registrant’s Registration Statement on Form S-4 (File No. 333-110025) and incorporated herein by reference)

10.22       Form of Indemnification Agreement by and between Monitronics International, Inc. and each of James R. Hull, Blaine F. Wesner, Jay M. Grossman, Erik Brooks,  Andrew Banks and Brent Stone (previously filed as Exhibit 10.37 to the registrant’s Registration Statement on Form S-4 (File No. 333-110025) and incorporated herein by reference)

10.23       Form of Indemnification Agreement by and between Monitronics International, Inc. and each of Michael R. Haislip, Michael R. Meyers, Charles M. Reilly, Robert N. Sherman, Stephen M. Hedrick, Barry P. Johnson, Rick L. Hudson, and John M. Mejia (previously filed as Exhibit 10.38 to the registrant’s Registration Statement on Form S-4 (File No. 333-110025) and incorporated herein by reference)

10.24       Commercial Lease Agreement, dated April 24, 2000, by and between Monitronics International, Inc. and Valley View Tech, Inc. (previously filed as Exhibit 10.39 to the registrant’s Registration Statement on Form S-4 (File No. 333-110025) and incorporated herein by reference)

10.25       Commercial Lease Agreement, dated June 22, 1998, by and between Monitronics International, Inc. and Valley View Tech, Inc. (previously filed as Exhibit 10.40 to the registrant’s Registration Statement on Form S-4 (File No. 333-110025) and incorporated herein by reference)

10.26       First Amendment to Commercial Lease Agreement, dated April 24, 2000, by and between Monitronics International, Inc. and Valley View Tech, Inc. (previously filed as Exhibit 10.41 to the registrant’s Registration Statement on Form S-4 (File No. 333-110025) and incorporated herein by reference)

10.27       Second Amendment to Commercial Lease Agreement, dated September 27, 2001, by and between Monitronics International, Inc. and Valley View Tech, Inc. (previously filed as Exhibit 10.42 to the registrant’s Registration Statement on Form S-4 (File No. 333-110025) and incorporated herein by reference)

10.28       Commercial Lease Agreement, dated March 18, 1999, by and between Monitronics International, Inc. and Valley View Tech, Inc. (previously filed as Exhibit 10.43 to the registrant’s Registration Statement on Form S-4 (File No. 333-110025) and incorporated herein by reference)

10.29       First Amendment of Lease, dated April 24, 2000, by and between Monitronics International, Inc. and Valley View Tech, Inc. (previously filed as Exhibit 10.44 to the registrant’s Registration Statement on Form S-4 (File No. 333-110025) and incorporated herein by reference)

10.30       Commercial Lease Agreement, dated December 9, 1991, by and between My Alarm, Inc. (now known as Monitronics International, Inc.) and TDC Dallas Partners No. 2, Ltd. (previously filed as Exhibit 10.45 to the registrant’s Registration Statement on Form S-4 (File No. 333-110025) and incorporated herein by reference)

10.31       First Amendment of Lease, dated February 17, 1997, by and between Monitronics International, Inc. and TDC Dallas Partners No. 2, Ltd. (previously filed as Exhibit 10.46 to the registrant’s Registration Statement on Form S-4 (File No. 333-110025) and incorporated herein by reference)

10.32       Second Amendment of Lease, dated September 17, 1997, by and between Monitronics International, Inc. and TDC Dallas Partners No. 2, Ltd. (previously filed as Exhibit 10.47 to the registrant’s Registration Statement on Form S-4 (File No. 333-110025) and incorporated herein by reference)

10.33       Third Amendment of Lease, dated August 31, 2001, by and between Monitronics International, Inc. and MRP/VV, L.P. (previously filed as Exhibit 10.48 to the registrant’s Registration Statement on Form S-4 (File No. 333-110025) and incorporated herein by reference)

10.34+     1999 Stock Option Plan of Monitronics International, Inc. (previously filed as Exhibit 10.49 to the registrant’s Registration Statement on Form S-4 (File No. 333-110025) and incorporated herein by reference)

10.35+     2001 Stock Option Plan of Monitronics International, Inc. (previously filed as Exhibit 10.50 to the registrant’s Registration Statement on Form S-4 (File No. 333-110025) and incorporated herein by reference)

10.36+     Employment Agreement, effective as of September 1, 2003, by and between Monitronics International, Inc. and Michael R. Meyers (previously filed as Exhibit 10.51 to the registrant’s Registration Statement on Form S-4 (File No. 333-110025) and incorporated herein by reference)

10.37       Lease Agreement, dated May 3, 2004, by and between Monitronics International, Inc. and AGF Valley View II, Ltd. (previously filed as Exhibit 10.52 to the registrant’s Registration Statement on Form S-4 (File No. 333-110025) and incorporated herein by reference)

10.38       Stock Purchase Agreement, dated July 14, 2004, among Monitronics International, Inc., Windward Capital Partners II, L.P., Windward Capital LP II, LLC, New York Life Capital Partners II, L.P. and PPM America Private Equity Fund LP (previously filed as Exhibit 10.40 to Amendment No. 3 to the registrant’s Registration Statement on Form S-4 (File No. 333-110025) and incorporated herein by reference)

10.39+     Second Amendment to Agreement, dated September 23, 2004, by and between James R. Hull and Monitronics International, Inc. (previously filed as Exhibit 10.1 to the registrant’s Form 10-Q dated February 8, 2005 (File No. 333-110025) and incorporated herein by reference)

10.40       First Amendment of Lease, dated January 14, 2005, by and between Monitronics International, Inc. and AGF Valley View II, Ltd.  (previously filed as Exhibit 10.2 to the registrant’s Form 10-Q dated February 8, 2005 (File No. 333-110025) and incorporated herein by reference)

10.41+     2005 Stock Option Plan of Monitronics International, Inc. (previously filed as Exhibit 10.1 to the registrant’s Form 8-K dated April 1, 2005 (File No. 333-110025) and incorporated herein by reference)

10.42+     Form of Officer and Employee Award with Change of Control Provision (previously filed as Exhibit 10.2 to the registrant’s Form 8-K dated April 1, 2005 (File No. 333-110025) and incorporated herein by reference)

10.43+     Form of Officer and Employee Award with No Change of Control Provision (previously filed as Exhibit 10.3 to the registrant’s Form 8-K dated April 1, 2005 (File No. 333-110025) and incorporated herein by reference)

10.44       Second Amendment to Credit Agreement, dated as of March 28, 2005, by and among Monitronics International, Inc., the lenders (named therein), Fleet National Bank, as administrative agent for each of the other credit parties thereto, and Bank of America, N.A., as syndication agent for each of the other credit parties thereto (previously filed as Exhibit 10.4 to the registrant’s Form 8-K dated April 1, 2005 (File No. 333-110025) and incorporated herein by reference)

10.45       Third Amendment to Credit Agreement, dated March 28, 2006 by and among Monitronics International, Inc., the lenders (named therein), Bank of America, N.A., as successor by merger to Fleet National Bank, as administrative agent for each of the credit parties thereto, and Bank of America, N.A., as syndication agent for each of the other credit parties thereto (previously filed as Exhibit 10.1 to registrant’s Form 8-K dated April 4, 2006 (File No. 333-110025) and incorporated herein by reference)

10.46       Waiver Agreement, dated March 28, 2006 by and between Monitronics International, Inc., and The Northwestern Mutual Life Insurance Company (previously filed as Exhibit 10.2 to registrant’s Form 8-K dated April 4, 2006 (File No. 333-110025) and incorporated herein by reference)

10.47*     Supplement to Security Agreement dated May 30, 2006 between Monitronics Canada, Inc. and Bank of America, N.A., as administrative agent

10.48*     Supplement to Guarantee Agreement, dated May 30, 2006 between Monitronics Canada, Inc. and Bank of America, N.A., as administrative agent

14.1         Financial Code of Ethics of Monitronics International, Inc. (previously filed as Exhibit 14.1 to the registrant’s Form 10-K dated September 23, 2005 (File No. 333-110025) and incorporated herein by reference)

21.1*       Subsidiaries of Monitronics International, Inc.

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

(b)      The exhibits listed in Item 15(a)(3) above are filed as part of this Annual Report on Form 10-K pursuant to the requirements of Item 601 of Regulation S-K.

(c)       The financial statements schedule listed in Item 15(a)(2) above is filed as part of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors of
Monitronics International, Inc.

We have audited the consolidated balance sheets of Monitronics International, Inc. and its subsidiary as of June 30, 2006 and 2005, and the related consolidated statements of operations, shareholders’ net capital (deficiency), and cash flows for each of the three years in the period ended June 30, 2006. Our audits also included the financial statement schedule listed at Item 15(c).  These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Monitronics International, Inc. and its subsidiary as of June 30, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2006 in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

ERNST & YOUNG LLP

Dallas, Texas
August 23, 2006

MONITRONICS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,
	2006	2005
	(In thousands except share data)
Assets
Current assets:
Cash and cash equivalents	$862	$190
Accounts receivable, less allowance for doubtful accounts of $1,763 in 2006 and $1,460 in 2005	7,124	6,392
Federal income tax receivable	—	8,427
Prepaid expenses and other current assets	918	1,124
Total current assets	8,904	16,133

Property and equipment, net	10,102	7,215
Subscriber accounts, net of accumulated amortization of $434,095 in 2006 and $361,727 in 2005	470,112	471,212
Deferred financing costs, net	9,643	12,418
Goodwill	14,795	14,795
Total assets	$513,556	$521,773

Liabilities and Shareholders’ Net Capital
Current liabilities:
Accounts payable	$2,794	$2,554
Accrued expenses	3,261	2,413
Purchase holdbacks	8,676	7,855
Deferred revenue	5,405	5,865
Interest payable	6,508	7,370
Taxes payable	124	33
Current portion of long-term debt	7,185	1,804
Total current liabilities	33,953	27,894

Non-current liabilities:
Long-term debt, less current portion	421,076	425,809
Redeemable preferred stock, net	48,098	13,342
Total non-current liabilities	469,174	439,151

Commitments and contingencies

Shareholders’ net capital:
Class A common stock, $.01 par value:
Authorized shares – 80,000,000
Issued and outstanding shares – 31,102,317 shares as of June 30, 2006 and 31,090,317 shares as of June 30, 2005	311	311
Class B common stock, $.01 par value:
Authorized shares – 700,000
Issued and outstanding shares – none	—	—
Additional paid-in capital	124,819	156,677
Treasury stock, at cost, 915,099 shares as of June 30, 2006 and 843,194 shares as of June 30, 2005	(9,358)	(8,913)
Accumulated deficit	(105,343)	(93,347)
Total shareholders’ net capital	10,429	54,728
Total liabilities and shareholders’ net capital	$513,556	$521,773

See accompanying notes.

MONITRONICS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
	Year ended June 30,
	2006	2005	2004
	(In thousands)

Revenue	$185,616	$165,524	$150,266
Cost of services	22,466	19,187	16,742
Gross profit	163,150	146,337	133,524

Operating expenses:
Sales, general, and administrative	36,548	30,701	25,768
Depreciation	2,208	2,227	2,102
Amortization	88,500	78,378	69,236
	127,256	111,306	97,106
Operating income	35,894	35,031	36,418

Other expense:
Interest expense	47,890	40,539	34,858
Other expense	—	—	8,828
	47,890	40,539	43,686
Loss before income taxes	(11,996)	(5,508)	(7,268)
Provision (benefit) from income taxes	—	13,689	(2,546)
Net loss	(11,996)	(19,197)	(4,722)

Preferred dividends accrued	—	(878)	(21,018)
Accretion of redeemable convertible preferred stock redemption value	—	(18)	(217)
Net loss attributed to common stock shareholders	$(11,996)	$(20,093)	$(25,957)

See accompanying notes.

MONITRONICS INTERNATIONAL, INC .

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ NET CAPITAL
									Total
	Class A		Class B		Additional				Shareholders’
	Common Stock		Common Stock		Paid-in	Treasury Stock, at Cost		Accumulated	Net Capital
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	(Deficiency)
	(In thousands except share data)
Balance at June 30, 2003	2,290,784	$23	—	$—	$12	384,375	$(7,568)	$(47,297)	$(54,830)
Accretion of redeemable convertible preferred stock to the redemption value	—	—	—	—	—	—	—	(217)	(217)
Exercise of employee stock options	3,000	—	—	—	—	—	—	—	—
Conversion of warrants	750,136	7	—	—	(7)	—	—	—	—
Accrual of preferred stock dividends	—	—	—	—	—	—	—	(21,018)	(21,018)
Purchase of treasury stock at cost	—	—	—	—	—	401,090	(1,000)	—	(1,000)
Net loss	—	—	—	—	—	—	—	(4,722)	(4,722)
Balance at June 30, 2004	3,043,920	$30	—	$—	$5	785,465	$(8,568)	$(73,254)	$(81,787)
Accretion of redeemable convertible preferred stock to the redemption value	—	—	—	—	—	—	—	(18)	(18)
Accrual of preferred stock dividends	—	—	—	—	—	—		(878)	(878)
Issuance of Class A common stock	28,429,907	284	—	—	156,677	—	—	—	156,961
Issuance of Class A common stock upon conversion of Class B common stock	366,626	4	—	—	—	—	—	—	4
Cancellation of Class A common stock	(750,136)	(7)	—	—	7	—	—	—	—
Issuance of Class B common stock upon conversion of warrants	—	—	366,626	4	—	—	—	—	4
Cancellation of Class B common stock	—	—	(366,626)	(4)	—	—	—	—	(4)
Cancellation of warrants	—	—	—	—	(12)	—	—	—	(12)
Purchase of treasury stock at cost	—	—	—	—	—	180	—	—	—
Purchase of treaury stock (Hull Family Limited Partnership, Put Option)	—	—	—	—	—	57,549	(345)	—	(345)
Net loss	—	—	—	—	—	—	—	(19,197)	(19,197)
Balance at June 30, 2005	31,090,317	$311	—	$—	$156,677	843,194	$(8,913)	$(93,347)	$54,728
Issuance of Class A Common Stock	12,000	—			12	—	—	—	12
Purchase of treasury stock at cost	—	—	—	—	—	272	—	—	—
Purchase of treasury stock (Hull Family Limited Partnership, Put Option)	—	—	—	—	—	71,633	(445)	—	(445)
Reclassify redeemable preferred stock to non-current liabilities related to dividend election (see Note 5)	—	—	—	—	(31,870)	—	—	—	(31,870)
Net loss	—	—	—	—	—	—	—	(11,996)	(11,996)
Balance at June 30, 2006	31,102,317	$311	—	$—	$124,819	915,099	$(9,358)	$(105,343)	$10,429

See accompanying notes.

MONITRONICS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended June 30,
	2006	2005	2004
			(Restated)
	(In thousands)
Operating Activities
Net loss	$(11,996)	$(19,197)	$(4,722)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	90,708	80,605	71,338
Amortization of deferred financing costs	2,775	2,833	2,222
Write off deferred financing costs	—	—	5,934
Deferred income taxes	—	13,335	18,691
Provision for bad debt	3,578	3,552	3,075
Non-cash interest expense for redeemable preferred stock	2,886	—	—
Non-cash interest accretion	662	636	615
Non-cash expense related to put option	391	530	—
Non-cash expense related to vacated lease	—	168	—
Changes in current assets and liabilities:
Accounts receivable (excluding provision for bad debt)	(4,310)	(4,020)	(4,006)
Prepaid expenses and other current assets	206	(18)	(197)
Accounts payable	240	883	(220)
Accrued expenses	848	148	(74)
Accrued interest	(862)	136	6,424
Deferred revenue	(460)	620	1,999
Income taxes payable and receivable	8,518	3,300	(13,990)
Net cash provided by operating activities	93,184	83,511	87,089

Investing Activities
Purchases of property and equipment	(5,133)	(5,331)	(1,531)
Net proceeds from sale of land	40	—	—
Purchases of subscriber accounts (net of holdbacks)	(86,579)	(117,654)	(109,128)
Net cash used in investing activities	(91,672)	(122,985)	(110,659)

Financing Activities
Payment of deferred financing costs and issuance costs	—	(1,671)	(16,463)
Payment of subordinated debt	—	—	(32,491)
Payment of unaccreted redemption cost	—	—	(24)
Purchase of treasury stock	(500)	(500)	(1,000)
Proceeds from credit facility	67,100	94,400	272,600
Payments of credit facility	(67,452)	(48,600)	(356,798)
Redemption of preferred stock	—	(5,610)	—
Proceeds from issuance of senior subordinated debt	—	—	159,057
Proceeds from the issuance of Class A common stock	12	—	—
Net cash provided (used in) by financing activities	(840)	38,019	24,881
Increase (decrease) in cash and cash equivalents	672	(1,455)	1,311
Cash and cash equivalents at beginning of fiscal year	190	1,645	334
Cash and cash equivalents at end of fiscal year	$862	$190	$1,645

Significant cash transactions during the fiscal year for:
Income taxes received	$8,914	$3,186	$9,334
Income taxes paid	$—	$—	$—
Interest paid	$42,532	$36,089	$24,482
Noncash investing and financing activities during the fiscal year:
Recapitalization (see Note 4 (Related Party Transactions) to the financial statements):
Issuance of common stock	$—	$158,090	$—
Issuance of new Series A preferred stock	$—	$13,342	$—
Retirement of Series A, B, C, C-1 and D-1 preferred stock	$—	$(171,432)	$—
Accrued preferred stock dividends	$—	$878	$21,018
Dividend election on redeemable preferred stock (see Note 5 – Redeemable Preferred Stock)	$45,212	$—	$—

See accompanying notes.

MONITRONICS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Consolidation Policy

The Company consolidates companies in which it owns or controls, directly or indirectly, more than fifty percent of the voting shares. The Company eliminates all material intercompany balances and transactions.

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

The Company’s allowance for doubtful accounts as of June 30, 2006 and 2005 was $1,763,000 and $1,460,000, respectively. During the fiscal years ended June 30, 2006, 2005 and 2004, the Company recorded a provision for uncollectible accounts of $3,578,000, $3,552,000 and $3,075,000, respectively, and wrote off (net of recoveries) accounts receivable of $3,275,000, 3,634,000 and $2,931,000, respectively.

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

Amortization of subscriber accounts was $88.5 million, $78.4 million and $69.2 million for the fiscal years ended June 30, 2006, 2005 and 2004, respectively. Based on subscriber accounts held at June 30, 2006, estimated amortization of subscriber accounts in the succeeding five fiscal years ending June 30 is as follows (in thousands):

2007	$88,245
2008	72,544
2009	72,337
2010	59,245
2011	50,231
Total	$342,602

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, management reviews the subscriber accounts for impairment or a change in amortization period whenever events or changes indicate that the carrying amount of the asset may not be recoverable or the life should be shortened. For purposes of recognition and measurement of an impairment loss, the Company views subscriber accounts as a single pool because of the assets’ homogeneous characteristics, which is the lowest level for which identifiable cash flows are largely independent of the cash flows of the other assets and liabilities. No impairment charge was recorded during the three-year period ended June 30, 2006.

Deferred financing costs are capitalized when the related debt is issued or when amendments to revolving credit lines increase the borrowing capacity. Deferred financing costs are amortized over the term of the related debt.

Goodwill (carrying value of $14.8 million including accumulated amortization of $1.2 million at June 30, 2006 and 2005) consists of the excess of the cost over the fair value of the net assets acquired in a business combination. Goodwill is tested for impairment annually using a fair value based approach. The Company’s goodwill of $14.8 million relates to two acquisitions of assets from competitors occurring in the fiscal years ended June 30, 1995 and June 30, 1999. During the fiscal years ended June 30, 2006 and 2005, the Company performed its annual tests of goodwill impairment using a fair value approach and the tests did not result in an impairment charge in either period.

Income Taxes

The Company recognizes a liability or asset for the deferred tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. These temporary differences will result in taxable or deductible amounts in future years when reported amounts of the assets or liabilities are recovered or settled. The deferred tax assets are periodically reviewed for recoverability. Based on this review, the Company had a valuation allowance totaling $16.5 million and $15.2 million as of June 30, 2006 and 2005, respectively (see Note 8 (Income Taxes)).

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

The following table illustrates the effect of net loss if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands):

	2006	2005	2004
Net loss as reported	$(11,996)	$(19,197)	$(4,722)
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net value of related tax effects	(86)	(138)	(8)
Pro forma net loss	$(12,082)	$(19,335)	$(4,730)

Revenue Recognition

Revenues are recognized as the related monitoring services are provided. Deferred revenue primarily includes payments for monitoring services to be provided in the future.

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

Fair Value of Financial Instruments

Borrowings under the Company’s revolving credit and term loan agreement approximate fair value due to the borrowings being based on variable market interest rates. The fair value of the total subordinated debt is approximately $181.5 million (book value of $182.0 million). The fair value of the Company’s total subordinated debt is based on the quoted market price of its senior subordinated debt.

Reclassifications

Certain prior year amounts have been reclassified to conform with current year presentation.

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which is a revision of SFAS 123. SFAS 123(R) supercedes APB 25, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure will no longer be an alternative. SFAS 123(R) is effective no later than the beginning of the first fiscal year beginning after December 15, 2005. The Company expects to adopt SFAS 123(R) on July 1, 2006. The adoption of SFAS 123(R)’s fair value method may have a significant impact on the Company’s results of operations, although it may have no impact on the Company’s overall financial position. The Company will implement SFAS 123(R) using the “modified prospective” method.

2. Property and Equipment

Property and equipment consists of the following at June 30 (in thousands):

	Estimated Useful Lives	2006	2005
Central monitoring station and computer systems	3-5 years	$13,698	$10,814
Furniture and office equipment	3-5 years	1,270	1,002
Leasehold improvements	Lease term	3,073	1,843
Other		—	38
		18,041	13,697
Less accumulated depreciation		7,939	6,482
		$10,102	$7,215

3. Non-Current Liabilities

Non-current liabilities consists of the following at June 30 (in thousands):

	2006	2005
Revolving credit line and term loan payable	$246,338	$246,687
Senior subordinated notes payable	160,000	160,000
Subordinated notes payable	22,017	21,470
Investor put option (see Note 4 (Related Party Transactions))	556	220
Redeemable preferred stock (see Note 5 (Redeemable Preferred Stock))	48,098	13,342
	477,009	441,719
Less: discount	650	764
Less: current portion	7,185	1,804
	$469,174	$439,151

On August 25, 2003, the Company entered into its existing $320.0 million credit facility agreement comprised of a $175.0 million term loan that matures in fiscal year 2010 and a $145.0 million revolving credit facility that matures in fiscal year 2009. Payments under the term loan are payable in quarterly installments from December 31, 2003 through June 30, 2009. The quarterly payment is calculated based upon the amount of the original facility multiplied by 0.25% for the quarters ended December 31, 2003 through September 30, 2006, 1.25% for the quarters ended December 31, 2006 through September 30, 2007 and 3.00% for the quarters ended December 31, 2007 through June 30, 2009 with the remaining balance due at maturity. As of June 30, 2006, the Company had $76.1 million in borrowings outstanding under the revolving credit line and had $170.2 million in borrowings outstanding under the term loan. Further, the Company had $68.9 million in availability under the revolving credit line of which $43.6 million was immediately available as calculated under the covenants in the Company’s credit facility, and is charged a commitment fee of 0.5% on the average daily unused portion. The revolving credit line bears interest at a rate of either prime plus 2.25% or LIBOR plus 3.25%. The term loan bears interest at a rate of either prime plus 2.75% or LIBOR plus 3.75%. For the fiscal year ended June 30, 2006, borrowings under the credit facility had a weighted average interest rate of 7.8%. Interest incurred on borrowings is payable monthly in arrears.

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

The credit facility and subordinated notes have certain financial tests which must be met on a quarterly basis, including maximum total senior debt and total debt to quarterly annualized net operating income, minimum interest coverage ratio, minimum fixed charge coverage ratio and an annual capital expenditure limit. Indebtedness under the credit facility is secured by all of the assets of the Company. As of June 30, 2006, the Company was in compliance with all required financial tests.

On August 18, 2003, the Company entered into an agreement with the Hull Family Limited Partnership (the “Partnership”) and Mr. James R. Hull, the Company’s then president and chief executive officer, as amended on September 23, 2004, that allowed for the put of $500,000 in value of Class A common stock to the Company in each fiscal year beginning in fiscal 2005 and ending June 30, 2009. On January 9, 2006, the second of five option exercises was completed when the Partnership sold the Company $500,000 worth of Class A common stock. The fair value of the remaining investor put option was $0.6 million at June 30, 2006. See Note 4 (Related Party Transactions) to these financial statements.

Scheduled maturities (as defined) of long-term debt at June 30, 2006, utilizing the required payment schedule of the Senior Subordinated Notes, subordinated notes, credit facility and the fair value of the investor put option are as follows for fiscal years below (in thousands):

2007	$7,185
2008	66,221
2009	97,335
2010	146,268
2011	160,000
Thereafter	—
$477,009

4. Related Party Transactions

Concurrently with the Senior Subordinated Notes offering, the Company entered into an agreement with James R. Hull, the Company’s then president and chief executive officer, and the Hull Family Limited Partnership (the “Partnership”) pursuant to which the Company paid Mr. Hull a $2 million transaction fee in cash at the closing of the refinancing on August 25, 2003. This fee was capitalized as deferred financing costs. On November 7, 2003, the Partnership  exercised its right to require the Company to purchase 400,000 shares of Class A common stock at a purchase price of $1 million in cash. Based on the fair value of the Company’s stock, no expense was recorded related to the repurchase of the Partnership’s shares. The agreement also gives the Partnership and Mr. Hull a written investor put option to sell up to a combined total of $500,000 in value of Class A common stock to the Company in each of the five fiscal years ending June 30, 2009 at purchase prices per share that are based on a multiple of the Company’s consolidated cash flow. Based on the fair value of the Company’s stock at the time of the agreement, the Company recorded no liability in connection with this agreement. On January 9, 2006, the second of five option exercises was completed when the Partnership sold the Company 71,633 shares of Class A common stock for $500,000. As of June 30, 2006, the outstanding liability for the put option was $0.6 million. The Company will prospectively adjust its liability and related SG&A expense as the fair value of the put option changes.

On July 14, 2004, the Company completed a series of transactions which it refers to as the “recapitalization.” In the recapitalization, the Company redeemed approximately $5.6 million of the Series C and C-1 preferred stock held by Windward Capital Partners II, L.P. and Windward Capital LP II, LLC (collectively the “Windward entities”) and then issued shares of a new Series A preferred or Class A common stock to its preferred shareholders in exchange for all of their preferred stock, Class A common stock and warrants to purchase Class A common stock. The preferred shareholders determined the number of shares to be received in the exchange based on the liquidation preference of, and accrued but unpaid dividends on, the existing preferred shares as of July 14, 2004 for the shares held by the Windward entities and as of June 30, 2003 for the remaining preferred shares. The Company’s preferred shareholders agreed to value the Class A common stock and new Series A preferred stock received in the exchange at $6.00 per share. The valuation was based on a negotiation amongst the Company’s preferred shareholders and the agreement of New York Life Capital Partners II, L.P. and PPM America Private Equity Fund L.P. to subsequently purchase the shares of Class A common stock received by the Windward entities in the exchange for $6.00 per share. No independent third party valuations or appraisal opinions were obtained by the preferred shareholders or board of directors during the negotiation process. The Company’s lenders and preferred shareholders consented to the recapitalization as required under the terms of the Company’s applicable agreements.

The Company’s preferred shareholders also negotiated the terms of the new Series A preferred stock issued to the Austin Ventures III-A, L.P., Austin Ventures III-B, L.P., Austin Ventures V, L.P. and Austin Ventures V Affiliates Fund, L.P. The Company’s board of directors and the holders of at least two-thirds of the outstanding shares of Class A common stock, Series A preferred stock, Series B preferred stock, Series C preferred stock, Series C-1 preferred stock and Series D-1 preferred stock, each voting as a separate class as required by the Company’s articles of incorporation, approved the amendment and restatement of the Company’s articles of incorporation to create the new Series A preferred stock.  On November 4, 2005, the holders of the Company’s Series A preferred stock notified it of their election for the Series A preferred stock to begin accruing dividends as permitted under the Company’s articles of incorporation (the “Dividend Election”).  As a result of the Dividend Election, the Company must redeem the Series A preferred stock on June 30, 2008 (see Note 5 – Redeemable Preferred Stock).

5. Redeemable Preferred Stock

As of June 30, 2006, there were 8,247,075 shares of Series A preferred stock authorized of which 8,175,075 shares were issued and outstanding.  On November 4, 2005, the holders of the Company’s Series A preferred stock notified it of their election for the Series A preferred stock to begin accruing dividends as permitted under the Company’s articles of incorporation.  As a result of the Dividend Election, the Company must redeem the Series A preferred stock on June 30, 2008. The terms of the Series A preferred stock following the Dividend Election are described below.

Accounting Treatment

As a result of the Dividend Election made on November 4, 2005, the Company recorded the Series A preferred stock as a debt instrument by reclassifying, from additional paid-in capital to a long-term liability, the amount necessary to adjust the Series A preferred stock to its fair value as of the date of the Dividend Election. The Company obtained an independent valuation of the Series A preferred stock to determine the fair value of the Series A preferred stock. On November 4, 2005, the fair value of the of the Series A preferred stock was $45.2 million. The fair value of the liability will be accreted to the redemption amount of $57.9 million payable at June 30, 2008 using the interest rate implicit at the Dividend Election date.  As of June 30, 2006, the Company reported a liability for the Series A preferred stock of $48.1 million consisting of $45.2 million as of November 4, 2005, which was the fair value of the Series A Preferred stock, plus accrued interest of $2.9 million.  The liquidation preference of the Series

A preferred stock as of June 30, 2006 is $47.6 million as calculated per the Company’s articles of incorporation (see Liquidation Preference below).

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

Redemption Rights

The Company must redeem the Series A preferred stock upon the closing of a qualified public offering at a per share price equal to the Liquidation Value (as defined below) plus accrued and unpaid dividends (the “Redemption Price”). The Company must also redeem the Series A preferred stock at the Redemption Price per share on June 30, 2008 (the “Mandatory Redemption Date”). If the Company has not redeemed the Series A preferred stock by the first anniversary of the Mandatory Redemption Date, the holders of a majority of the outstanding Series A preferred stock may elect to initiate the sale or liquidation of the Company. The Company may redeem the Series A preferred stock at its option at any time prior to the Mandatory Redemption Date.

Notwithstanding the foregoing mandatory and optional redemption provisions, the Company cannot redeem the Series A preferred stock while the Senior Subordinated Notes are outstanding or if prohibited under its credit facility.

Liquidation Preference

The Series A preferred stock will have a liquidation preference per share based on the Liquidation Value (as defined below) plus accrued and unpaid dividends. As of June 30, 2006, the Series A preferred stock had an aggregate liquidation preference of $47.6 million consisting of a Liquidation Value of $45.2 million as of November 4, 2005, which was the fair value of the Series A preferred stock, plus accrued and unpaid dividends of $2.4 million.

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

6. Shareholders’ Net Capital

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

The Company has reserved 2,556,291 shares of common stock for future issuance upon the possible exercise of outstanding stock options and warrants.

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

Also, during January 2002, the Company issued warrants to purchase 1,133,328 shares of Class A common stock at an exercise price of $0.01 per share in connection with a subordinated note agreement.  These warrants will expire on January 17, 2012.

7. Restricted Stock and Stock Option Plans

The Company maintains a 1999 Stock Option Plan (the “1999 Plan”), which was adopted November 3, 1999 and provides for the grant of options to purchase up to 150,000 shares of Class A common stock to its officers and employees, a 2001 Stock Option Plan (the “2001 Plan”) which was adopted on April 27, 2001 and provides for the grant of options to purchase up to 250,000 shares of Class A common stock to its officers and employees, and a 2005 Stock Option Plan (the “2005 Plan”) which was adopted on March 28, 2005 and provides for the grant of options to purchase up to 1,350,000 shares of Class A common stock to its officers and employees.  As of  June 30, 2006, there were 120,000, 227,360 and 1,075,603 options outstanding under the 1999, 2001 and 2005 Plans, respectively.  Options granted to date vest ratably over periods not exceeding five years, as specified by the option agreements.

On April 19, 2002, the Company issued 518,657 shares of Class A common stock to its officers and employees in the form of restricted stock. All shares were issued at a purchase price of $0.01 per share which approximated fair market value at the date of issuance. Of this amount, 291,998 shares were fully vested on date of issuance. The remaining shares vest 20% on date of issuance and 20% per year over a four-year period. As of June 30, 2006, all shares of this restricted stock issuance were fully vested.

Stock option transactions for years ended June 30 are summarized as follows:

	2006		2005		2004
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

Options outstanding at beginning of year	1,198,803	$6.67	92,000	$14.84	99,000	$14.60
Options granted	294,300	6.16	1,126,303	6.00	—	—
Options forfeited	(58,140)	5.85	(19,500)	6.72	(4,000)	20.00
Options exercised	(12,000)	1.00	—	—	(3,000)	0.01
Options outstanding at end of year	1,422,963	$6.64	1,198,803	$6.67	92,000	$14.84
Options exercisable at end of year	564,676	$7.54	389,786	$8.23	68,000	$18.32

The following table summarizes information about stock options outstanding at June 30, 2006:

Exercise Prices	Stock Options Outstanding	Stock Options Exercisable	Contractual Life
6.00	1,167,963	502,676	8.77
6.25	193,000	—	10.00
20.00	62,000	62,000	3.74

See Note 1 to these financial statements for comparisons of net loss as reported and as adjusted for the pro-forma effects of determining compensation expense in accordance with SFAS 123.

The fair value for the options was estimated at the date of grant using a minimum value option pricing model and the following assumptions: weighted average risk-free interest rate ranging from 2% to 5% at grant date, no dividends expected to be declared, and a weighted average expected life of the option of approximately four years. Under the minimum value method, the weighted average fair value of options issued in each of 2006 and 2005 is not significant.

8. Income Taxes

The provision for income taxes consists of the following (in thousands):

	2006	2005	2004

Deferred income taxes	$—	$13,530	$18,692
Current income taxes	—	159	(21,238)
Total provision (benefit) for income taxes	$—	$13,689	$(2,546)

The differences between the actual income tax benefit and the amount computed by applying the statutory federal tax rate to the loss before income taxes results in the following (in thousands):

	2006	2005	2004
Expense computed at federal statutory rate	$(4,198)	$(1,928)	$(2,544)
State tax (net of federal benefit)	1,615	(86)	(213)
Other	1,272	533	211
Increase in valuation allowance	1,311	15,170	—
Total provision (benefit) for income taxes	$—	$13,689	$(2,546)

Deferred income taxes are provided for the tax effects of differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The components of net deferred income tax assets as of June 30 are as follows (in thousands):

	2006	2005

Deferred income tax assets:
Book over tax depreciation and amortization	$13,369	$13,101
Allowance for doubtful accounts	618	554
Deferred revenue	556	434
Alternative minimum tax carryforward	426	426
Net operating loss	2,230	1,355
Accrued expenses	238	388
Total deferred tax assets	17,437	16,258
Valuation allowance	(16,482)	(15,170)
Net deferred tax assets	955	1,088
Deferred income tax liabilities:
Accrued bonus	(421)	(566)
Other, net	(534)	(522)
Total deferred tax liabilities	(935)	(1,088)
Net deferred tax assets (liabilities)	$—	$—

At June 30, 2006, the Company had available for federal income tax purposes an alternative minimum tax credit carryforward of $0.4 million, which is available for an indefinite period. The Company had $5.5 million of federal net operating loss carryforward, which begins to expire, if unused, in year 2024. The Company had available for state income tax purposes net operating losses of $0.6 million, as of June 30, 2006.

In May 2004, the Company received approval from the Internal Revenue Service to change its tax method of accounting for a substantial portion of its subscriber accounts. The Company previously amortized all subscriber accounts for tax purposes over a 15-year period. Under the new method, the Company will amortize a substantial portion of the subscriber accounts over a 10-year period. As a result of this change, the Company received a refund of $9.3 million in June 2004 and $8.3 million in February 2006.

The Company provides a valuation allowance for deferred tax assets when as determined in accordance with FASB Statement No. 109, Accounting for Income Taxes, it is more likely than not that some portion or all of its deferred tax assets will not be realized.  Accordingly, the Company had a deferred tax asset totaling $16.5 million and $15.2 million for fiscal year 2006 and 2005, respectively.  The Company maintains a valuation allowance primarily based on experiencing a cumulative loss before income taxes for the three-year period ending June 30, 2006. Management also considered possible tax planning strategies. In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion, or all of the deferred tax assets, will be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income (including reversals of deferred tax liabilities) during the periods in which those temporary differences will become deductible.

9. Employee Benefit Plan

The Company maintains a tax-qualified, defined contribution plan that meets the requirements of Section 401(k) of the Internal Revenue Code (the “Monitronics 401(k) Plan”). For the fiscal year ended June 30, 2006, the Company, at its election, made contributions to the Monitronics 401(k) Plan. These contributions were allocated among participants based upon the respective contributions made by the participants through salary reductions during the applicable plan year. The Company also makes matching cash contributions under the Monitronics 401(k) Plan. For the fiscal years ended June 30, 2006, 2005 and 2004, the Company made a matching cash contribution to the Monitronics 401(k) plan of approximately $98,000, $79,000 and $46,000, respectively. The funds of the Monitronics 401(k) plan are deposited with a trustee and invested at each participant’s option in one or more investment funds.

10. Commitments and Contingencies

The Company leases certain office space and equipment under various noncancelable operating leases.  The Company leases approximately 108,000 square feet of total office space of which approximately 10,000 square feet is currently under lease expiring on February 28, 2011.  The remaining 98,000 square feet is expiring May 31, 2015 with rent escalation clauses associated with it. The Company has the option to renew the lease expiring on February 28, 2011 for an additional term of 60 months following the expiration of the original lease agreement. The Company has the option to renew the lease expiring on May 31, 2015 for two additional terms of 60 months each following the expiration of the original lease agreement.  All equipment leases are renewable at the option of the Company upon expiration. At June 30, 2006, future minimum payments under such leases are as follows (in thousands):

2007	$1,582
2008	1,563
2009	1,579
2010	1,582
2011	1,553
Thereafter	5,928
Total minimum lease payments	$13,787

Rental expense for all operating leases was approximately $1,703,000, $1,311,000 and $529,000 for the fiscal years ended June 30, 2006, 2005 and 2004, respectively.

In December 2004, a lawsuit was served on the Company in Gatan, et al., vs. Alarm One, Inc., et al., in a case then pending in the Superior Court for Alameda County, California, and which was originally filed against Alarm One, Inc. and others in 2003.  The Company was served with a complaint seeking certification of a class of persons whose Alarm One contracts were assigned to the Company between March 1, 2000 and December 13, 2004.  The operative complaint in this matter alleges that the Company violated various California consumer protection statutes, including the California Home Solicitation Act, the California Unruh Act, the California Consumer Legal Remedies Act, and the California Unfair Competition Law, as well as breached contracts by failing to comply with various statutory requirements or improperly enforcing those contracts.  Alarm One, Inc. settled the claims made by the original plaintiffs in this matter, and the new named plaintiffs seek damages, or alternatively, rescission or reformation of the contracts assigned to the Company, as well as compensatory damages, attorneys fees, costs and expenses, punitive damages and certain injunctive relief.  Plaintiffs moved for class certification of their claims against the Company on December 1, 2005.  As of July 24, 2006, the trial court completely denied all requests for class certification.  The Company believes it acted properly and lawfully in dealings with its customers, and that most if not all of the claims asserted in the case against it has already been addressed by the prior settlement by Alarm One, Inc., or alternatively, are the sole responsibility of Alarm One, Inc. and not the Company.  As a result, the Company intends to vigorously defend and contest any and all issues or threatened claims in this matter.  Management is currently unable to determine the outcome of the claims or to estimate the amount of potential loss.  In accordance with SFAS No. 5, Accounting for Contingencies, the Company has not established a loss accrual associated with this claim.

On March 22, 2006, a lawsuit was filed by State Farm Fire & Casualty Co., as Subrogee of Edward Streit vs. Monitronics International, Inc., Q.I.S. Incorporated, Protection Associates, Inc., and C&H Electric & Communications, Ltd. in the Circuit Court of the Twenty First Judicial District for Kankakee County, Illinois.  The complaint alleges that the Company and the various other defendants negligently serviced, maintained, installed, tested, repaired and inspected the central fire alarm system located at a multi-unit apartment building in Kankakee, Illinois.  The complaint alleges that as a result of these actions by the various defendants, the central fire alarm system did not immediately detect and notify the authorities of a fire, causing damage to the building premises in excess of what normally would have been caused.  The plaintiff seeks compensatory damages from the various defendants. The Company believes it acted properly and lawfully in its dealings with the customer.  As a result, the Company intends to vigorously defend and contest any and all issues or threatened claims in this matter.  Management is currently unable to determine the outcome of the claims or to estimate the amount of potential loss.  In accordance with SFAS No. 5, Accounting for Contingencies, the Company has not established a loss accrual associated with this claim.

The Company is party to various other legal proceedings and claims that have arisen in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not have a material impact on the Company’s financial position or results of operations.

11.    Summarized Quarterly Financial Data (Unaudited)

Summarized quarterly financial data for the fiscal years ended June 30, 2006 and 2005 is as follows (in thousands):

	2006
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Revenue	$44,952	$46,605	$46,709	$47,350
Gross profit	39,444	40,901	41,037	41,768
Net loss	(2,329)	(3,184)	(2,748)	(3,735)

	2005
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Revenue	$40,546	$41,445	$41,463	$42,070
Gross profit	35,740	36,789	36,749	37,059
Net loss	(815)	(584)	(1,319)	(16,479)

MONITRONICS INTERNATIONAL, INC.

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
For the fiscal years ended June 30, 2006, 2005 and 2004

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions		Balance at End of Period
	(in thousands)
Year ended June 30, 2006
Allowance for doubtful accounts	$1,460	$3,578	$(3,275	)(1)	$1,763

Year ended June 30, 2005
Allowance for doubtful accounts	$1,542	3,552	(3,634	)(1)	$1,460

Year ended June 30, 2004
Allowance for doubtful accounts	$1,398	3,075	(2,931	)(1)	$1,542

(1)  Bad debts written off, less recoveries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONITRONICS INTERNATIONAL, INC.

	By:	/s/ Michael R. Haislip
Michael R. Haislip
Chief Executive Officer and President (Principal Executive Officer)

	By:	/s/ Michael R. Meyers
Michael R. Meyers
Chief Financial Officer and Vice President (Principal Financial and Accounting Officer)
Date: September 20, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature		Title	Date

By:	/s/ Michael R. Haislip	Chief Executive Officer, President and Director	September 20, 2006
	Michael R. Haislip	(Principal Executive Officer)

By:	/s/ Michael R. Meyers	Chief Financial Officer and Vice President	September 20, 2006
	Michael R. Meyers	(Principal Financial and Accounting Officer)

By:	/s/ James R. Hull	Chairman of the Board of Directors	September 18, 2006
James R. Hull

By:	/s/ Erik Brooks	Director	September 18, 2006
Erik Brooks

By:	/s/ Jay M. Grossman	Director	September 18, 2006
Jay M. Grossman

By:	/s/ Andrew Banks	Director	September 12, 2006
Andrew Banks

By:	/s/ Brent Stone	Director	September 18, 2006
Brent Stone

By:	/s/ Blaine F. Wesner	Director	September 13, 2006
Blaine F. Wesner

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT:

No annual report or proxy material with respect to any annual or other meeting of security holders for the fiscal year ended June 30, 2006 has been, or will be, sent to security holders.

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

3.1                                 Restated Articles of Incorporation of Monitronics International, Inc.  (previously filed as Exhibit 3.1 to Amendment No. 3 to the registrant’s Registration Statement on Form S-4 (File No. 333-110025) and incorporated herein by reference)

3.2                                 Bylaws of Monitronics International, Inc. (previously filed as Exhibit 3.2 to the registrant’s Registration Statement on Form S-4 (File No. 333-110025) and incorporated herein by reference)

4.1                                 Form of Global Note for the 11 ¾% Senior Subordinated Notes due 2010 of Monitronics International, Inc. (contained as an exhibit to Exhibit 4.2 hereto)

4.2                                 Indenture, dated as of August 25, 2003, by and between Monitronics International, Inc. and The Bank of New York Trust Company of Florida, N.A. with respect to the 11 ¾% Senior Subordinated Notes due 2010 (previously filed as Exhibit 4.2 to the registrant’s Registration Statement on Form S-4 (File No. 333-110025) and incorporated herein by reference)

4.3*                          Supplemental Indenture, dated as of May 30, 2006, by and between Monitronics Canada, Inc., Monitronics International, Inc, and The Bank of New York Trust Company, N.A. with respect to the 11¾% Senior Subordinated Notes due 2010

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

10.18+              Employment Agreement, effective as of October 21, 1994, by and between AV Alarm, Inc. (now known as Monitronics International, Inc.) and James R. Hull (previously filed as Exhibit 10.33 to the registrant’s Registration Statement on Form S-4 (File No. 333-110025) and incorporated herein by reference)

10.19+              Agreement, dated as of August 18, 2003, by and between James R. Hull and Monitronics International, Inc. (previously filed as Exhibit 10.34 to the registrant’s Registration Statement on Form S-4 (File No. 333-110025) and incorporated herein by reference)

10.20+              First Amendment to Agreement, dated September 23, 2004, by and between James R. Hull and Monitronics International, Inc. (previously filed as Exhibit 10.20 to Amendment No. 5 to the registrant’s Registration Statement on Form S-4 (File No. 333-110025) and incorporated herein by reference)

10.21+              Employment Agreement, effective as of October 21, 1994, by and between AV Alarm, Inc. (now known as Monitronics International, Inc.) and Robert N. Sherman (previously filed as Exhibit 10.35 to the registrant’s Registration Statement on Form S-4 (File No. 333-110025) and incorporated herein by reference)

10.22                     Form of Indemnification Agreement by and between Monitronics International, Inc. and each of James R. Hull, Blaine F. Wesner, Jay M. Grossman, Erik Brooks,  Andrew Banks and Brent Stone (previously filed as Exhibit 10.37 to the registrant’s Registration Statement on Form S-4 (File No. 333-110025) and incorporated herein by reference)

10.23                     Form of Indemnification Agreement by and between Monitronics International, Inc. and each of Michael R. Haislip, Michael R. Meyers, Charles M. Reilly, Robert N. Sherman, Stephen M. Hedrick, Barry P. Johnson, Rick L. Hudson, and John M. Mejia (previously filed as Exhibit 10.38 to the registrant’s Registration Statement on Form S-4 (File No. 333-110025) and incorporated herein by reference)

10.24                     Commercial Lease Agreement, dated April 24, 2000, by and between Monitronics International, Inc. and Valley View Tech, Inc. (previously filed as Exhibit 10.39 to the registrant’s Registration Statement on Form S-4 (File No. 333-110025) and incorporated herein by reference)

10.25                     Commercial Lease Agreement, dated June 22, 1998, by and between Monitronics International, Inc. and Valley View Tech, Inc. (previously filed as Exhibit 10.40 to the registrant’s Registration Statement on Form S-4 (File No. 333-110025) and incorporated herein by reference)

10.26                     First Amendment to Commercial Lease Agreement, dated April 24, 2000, by and between Monitronics International, Inc. and Valley View Tech, Inc. (previously filed as Exhibit 10.41 to the registrant’s Registration Statement on Form S-4 (File No. 333-110025) and incorporated herein by reference)

10.27                     Second Amendment to Commercial Lease Agreement, dated September 27, 2001, by and between Monitronics International, Inc. and Valley View Tech, Inc. (previously filed as Exhibit 10.42 to the registrant’s Registration Statement on Form S-4 (File No. 333-110025) and incorporated herein by reference)

10.28                     Commercial Lease Agreement, dated March 18, 1999, by and between Monitronics International, Inc. and Valley View Tech, Inc. (previously filed as Exhibit 10.43 to the registrant’s Registration Statement on Form S-4 (File No. 333-110025) and incorporated herein by reference)

10.29                     First Amendment of Lease, dated April 24, 2000, by and between Monitronics International, Inc. and Valley View Tech, Inc. (previously filed as Exhibit 10.44 to the registrant’s Registration Statement on Form S-4 (File No. 333-110025) and incorporated herein by reference)

10.30                     Commercial Lease Agreement, dated December 9, 1991, by and between My Alarm, Inc. (now known as Monitronics International, Inc.) and TDC Dallas Partners No. 2, Ltd. (previously filed as Exhibit 10.45 to the registrant’s Registration Statement on Form S-4 (File No. 333-110025) and incorporated herein by reference)

10.31                     First Amendment of Lease, dated February 17, 1997, by and between Monitronics International, Inc. and TDC Dallas Partners No. 2, Ltd. (previously filed as Exhibit 10.46 to the registrant’s Registration Statement on Form S-4 (File No. 333-110025) and incorporated herein by reference)

10.32                     Second Amendment of Lease, dated September 17, 1997, by and between Monitronics International, Inc. and TDC Dallas Partners No. 2, Ltd. (previously filed as Exhibit 10.47 to the registrant’s Registration Statement on Form S-4 (File No. 333-110025) and incorporated herein by reference)

10.33                     Third Amendment of Lease, dated August 31, 2001, by and between Monitronics International, Inc. and MRP/VV, L.P. (previously filed as Exhibit 10.48 to the registrant’s Registration Statement on Form S-4 (File No. 333-110025) and incorporated herein by reference)

10.34+              1999 Stock Option Plan of Monitronics International, Inc. (previously filed as Exhibit 10.49 to the registrant’s Registration Statement on Form S-4 (File No. 333-110025) and incorporated herein by reference)

10.35+              2001 Stock Option Plan of Monitronics International, Inc. (previously filed as Exhibit 10.50 to the registrant’s Registration Statement on Form S-4 (File No. 333-110025) and incorporated herein by reference)

10.36+              Employment Agreement, effective as of September 1, 2003, by and between Monitronics International, Inc. and Michael R. Meyers (previously filed as Exhibit 10.51 to the registrant’s Registration Statement on Form S-4 (File No. 333-110025) and incorporated herein by reference)

10.37                     Lease Agreement, dated May 3, 2004, by and between Monitronics International, Inc. and AGF Valley View II, Ltd. (previously filed as Exhibit 10.52 to the registrant’s Registration Statement on Form S-4 (File No. 333-110025) and incorporated herein by reference)

10.38                     Stock Purchase Agreement, dated July 14, 2004, among Monitronics International, Inc., Windward Capital Partners II, L.P., Windward Capital LP II, LLC, New York Life Capital Partners II, L.P. and PPM America Private Equity Fund LP (previously filed as Exhibit 10.40 to Amendment No. 3 to the registrant’s Registration Statement on Form S-4 (File No. 333-110025) and incorporated herein by reference)

10.39+              Second Amendment to Agreement, dated September 23, 2004, by and between James R. Hull and Monitronics International, Inc. (previously filed as Exhibit 10.1 to the registrant’s Form 10-Q dated February 8, 2005 (File No. 333-110025) and incorporated herein by reference)

10.40                     First Amendment of Lease, dated January 14, 2005, by and between Monitronics International, Inc. and AGF Valley View II, Ltd.  (previously filed as Exhibit 10.2 to the registrant’s Form 10-Q dated February 8, 2005 (File No. 333-110025) and incorporated herein by reference)

10.41+              2005 Stock Option Plan of Monitronics International, Inc. (previously filed as Exhibit 10.1 to the registrant’s Form 8-K dated April 1, 2005 (File No. 333-110025) and incorporated herein by reference)

10.42+              Form of Officer and Employee Award with Change of Control Provision (previously filed as Exhibit 10.2 to the registrant’s Form 8-K dated April 1, 2005 (File No. 333-110025) and incorporated herein by reference)

10.43+              Form of Officer and Employee Award with No Change of Control Provision (previously filed as Exhibit 10.3 to the registrant’s Form 8-K dated April 1, 2005 (File No. 333-110025) and incorporated herein by reference)

10.44                     Second Amendment to Credit Agreement, dated as of March 28, 2005, by and among Monitronics International, Inc., the lenders (named therein), Fleet National Bank, as administrative agent for each of the other credit parties thereto, and Bank of America, N.A., as syndication agent for each of the other credit parties thereto (previously filed as Exhibit 10.4 to the registrant’s Form 8-K dated April 1, 2005 (File No. 333-110025) and incorporated herein by reference)

10.45                     Third Amendment to Credit Agreement, dated March 28, 2006 by and among Monitronics International, Inc., the lenders (named therein), Bank of America, N.A., as successor by merger to Fleet National Bank, as administrative agent for each of the credit parties thereto, and Bank of America, N.A., as syndication agent for each of the other credit parties thereto (previously filed as Exhibit 10.1 to registrant’s Form 8-K dated April 4, 2006 (File No. 333-110025) and incorporated herein by reference)

10.46                     Waiver Agreement, dated March 28, 2006 by and between Monitronics International, Inc., and The Northwestern Mutual Life Insurance Company (previously filed as Exhibit 10.2 to registrant’s Form 8-K dated April 4, 2006 (File No. 333-110025) and incorporated herein by reference)

10.47*              Supplement to Security Agreement dated May 30, 2006 between Monitronics Canada, Inc. and Bank of America, N.A., as administrative agent

10.48*              Supplement to Guarantee Agreement, dated May 30, 2006 between Monitronics Canada, Inc. and Bank of America, N.A., as administrative agent

14.1                           Financial Code of Ethics of Monitronics International, Inc. (previously filed as Exhibit 14.1 to the registrant’s Form 10-K dated September 23, 2005 (File No. 333-110025) and incorporated herein by reference)

21.1*                    Subsidiaries of Monitronics International, Inc.

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