Form 10-Q
period 2006-09-30
MONITRONICS INTERNATIONAL INC
filed 2006-11-14
CIK 1265107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number 333-110025

Monitronics International, Inc.

(Exact name of registrant as specified in its charter)

Texas
(State or other jurisdiction of	74-2719343
incorporation or organization)	(I.R.S. Employer Identification Number)

2350 Valley View Lane, Suite 100

Dallas, Texas  75234

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at October 31, 2006
Class A Common Stock, par value $.01 per share	31,102,317
Class B Common Stock, par value $.01 per share	None

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

MONITRONICS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30,	June 30,
	2006	2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,242	$862
Accounts receivable, less allowance for doubtful accounts of $1,467 as of September 30, 2006 and $1,763 as of June 30, 2006	6,966	6,888
Prepaid expenses and other current assets	2,021	1,154
Total current assets	10,229	8,904

Property and equipment, net	10,123	10,102
Subscriber accounts, net of accumulated amortization of $450,475 as of September 30, 2006 and $434,095 as of June 30, 2006	472,417	470,112
Deferred financing costs, net	8,950	9,643
Goodwill	14,795	14,795
Total assets	$516,514	$513,556

Liabilities and Shareholders’ Net Capital
Current liabilities:
Accounts payable	$1,846	$2,794
Accrued expenses	3,755	3,261
Purchase holdbacks	9,016	8,676
Deferred revenue	5,479	5,405
Interest payable	3,137	6,508
Taxes payable	360	124
Current portion of long-term debt	8,936	7,185
Total current liabilities	32,529	33,953

Non-current liabilities:
Long-term debt, less current portion	428,371	421,076
Redeemable preferred stock, net	49,209	48,098
Total non-current liabilities	477,580	469,174

Commitments and contingencies
Shareholders’ net capital:
Class A common stock, $.01 par value:
Authorized shares — 80,000,000
Issued and outstanding shares — 31,102,317 shares as of September 30, 2006 and 31,102,317 shares as of June 30, 2006	311	311
Class B common stock, $.01 par value:
Authorized shares — 700,000
Issued and outstanding shares — none	—	—
Additional paid-in capital	124,819	124,819
Treasury stock, at cost, 915,099 shares as of September 30, 2006 and 915,099 shares as of June 30, 2006	(9,358)	(9,358)
Accumulated deficit	(109,367)	(105,343)
Total shareholders’ net capital	6,405	10,429
Total liabilities and shareholders’ net capital	$516,514	$513,556

See accompanying notes.

MONITRONICS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,
	2006	2005
	(In thousands)

Revenue	$47,530	$44,952
Cost of services	5,990	5,508
Gross profit	41,540	39,444

Operating expenses:
Sales, general and administrative	8,790	8,741
Depreciation	616	617
Amortization	22,712	21,483
	32,118	30,841
Operating income	9,422	8,603

Other expense:
Interest expense	13,119	10,919
	13,119	10,919
Loss before income taxes	(3,697)	(2,316)
Provision from income taxes	327	13
Net loss	$(4,024)	$(2,329)

See accompanying notes.

MONITRONICS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended September 30,
	2006	2005
	(In thousands)
Operating Activities
Net loss	$(4,024)	$(2,329)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	23,328	22,100
Amortization of deferred financing costs	693	694
Provision for bad debt	660	925
Non-cash interest expense for redeemable preferred stock	1,111	—
Non-cash interest accretion	31	27
Non-cash expense related to put option	3	84
Changes in current assets and liabilities:
Accounts receivable (excluding provision for bad debt)	(738)	(1,500)
Prepaid expenses and other current assets	(867)	7
Accounts payable	(948)	168
Accrued expenses	494	333
Accrued interest	(3,371)	(4,575)
Deferred revenue	74	(595)
Income taxes payable and receivable	236	108
Net cash provided by operating activities	16,682	15,447

Investing Activities
Purchases of property and equipment	(637)	(1,532)
Sale of land	—	40
Purchases of subscriber accounts (net of holdbacks)	(24,677)	(35,712)
Net cash used in investing activities	(25,314)	(37,204)

Financing Activities
Proceeds from credit facility	24,650	36,450
Payments of credit facility	(15,638)	(13,738)
Net cash provided by financing activities	9,012	22,712
Increase (decrease) in cash and cash equivalents	380	955
Cash and cash equivalents at beginning of period	862	190
Cash and cash equivalents at end of period	$1,242	$1,145

Significant cash transactions during the period for:
Interest paid	$14,549	$14,669

See accompanying notes

1.              Description of Business and Summary of Significant Accounting Policies

Description of Business

Monitronics International, Inc. and its wholly-owned subsidary, Monitronics Canada, Inc., (collectively “the Company”) provide security alarm monitoring and related services to residential and business subscribers throughout the United States and North America. The Company monitors signals arising from burglaries, fires, and other events through security systems installed by independent dealers at subscribers’ premises.

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

Consolidation Policy

The Company consolidates companies in which it owns or controls, directly or indirectly, more than fifty percent of the voting shares. The Company eliminates all material inter-company balances and transactions.

Stock Compensation

On July 1, 2006, the Company adopted Statement No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”) issued by the Finacial Accounting Standards Board (“FASB”), to account for stock-based employee compensation arrangements. Under the “prospective” transition method, the Company will continue to account for nonvested awards outstanding at the date of adoption of SFAS 123(R) in the same manner as they had been accounted for under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). All awards granted or modified after the date of adoption will be accounted for using the measurement and recognition provisions of SFAS 123(R). Proforma disclosure for outstanding awards accounted for under the intrinsic-value method of APB 25 will no longer be necessary.

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which is an interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 on or before July 1, 2007. The Company is currently evaluating the requirements of FIN 48 but has not determined what, if any, impact it will have on the Company’s consolidated financial statements.

2.         Non-Current Liabilities

Non-current liabilities consist of the following  (in thousands):

	September 30,	June 30,
	2006	2006
Revolving credit line and term loan payable	$255,350	$246,687
Senior subordinated notes payable	160,000	160,000
Subordinated notes payable	22,017	22,017
Investor put option (see Note 3 (Related Party Transactions))	559	556

Redeemable preferred stock (see Note 4 (Redeemable Preferred Stock))	49,209	48,098
	487,135	477,009
Less: discount	619	650
Less: current portion	8,936	7,185
	$477,580	$469,174

On August 25, 2003, the Company entered into its existing $320 million credit facility agreement comprised of a $175.0 million term loan that matures in fiscal year 2010 and a $145.0 million revolving credit facility that matures in fiscal year 2009. Payments under the term loan are payable in quarterly installments from December 31, 2003 through June 30, 2009. The quarterly payment is calculated based upon the amount of the original facility multiplied by 0.25% for the quarters ended December 31, 2003 through September 30, 2006, 1.25% for the quarters ended December 31, 2006 through September 30, 2007 and 3.00% for the quarters ended December 31, 2007 through June 30, 2009 with the remaining balance due at maturity.  As of September 30, 2006, the Company had $85.6 million in borrowings outstanding under the $145 million revolving credit line and had $169.8 million in borrowings outstanding under the term loan. Further, the Company had $59.4 million in availability under the revolving credit line of which $48.3 million was immediately available as calculated under the covenants in the Company’s credit facility, and is charged a commitment fee of 0.5% on the average daily unused portion.  The revolving credit line bears interest at a rate of either prime plus 2.25% or LIBOR plus 3.25%. The term loan bears interest at a rate of either prime plus 2.75% or LIBOR plus 3.75%.  For the three months ended September 30, 2006, borrowings under the credit facility had a weighted average interest rate of 9.0%.  Interest incurred on borrowings is payable monthly in arrears.

On March 28, 2005, the Company amended certain provisions of its credit facility dated August 25, 2003 that included elimination of mandatory reductions to the revolving credit facility, a 75 basis point reduction in the variable interest rate for its revolving credit line and term loan, and a 25 basis point reduction in commitment fees at its current borrowing level.

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

The credit facility and subordinated notes have certain financial tests which must be met on a quarterly basis, including maximum total senior debt and total debt to quarterly annualized net operating income, minimum interest coverage ratio, minimum fixed charge coverage ratio and an annual capital expenditure limit. Indebtedness under the credit facility is secured by all of the assets of the Company.  As of September 30, 2006, the Company was in compliance with all required financial tests.

On August 18, 2003, the Company entered into an agreement with the Hull Family Limited Partnership (the “Partnership”) and Mr. James R. Hull, the Company’s then president and chief executive officer, as amended on September 23, 2004, that allowed for the put of $500,000 in value of Class A common stock to the Company in each fiscal year beginning in fiscal 2005 and ending June 30, 2009.  As of September 30, 2006, the Partnership had sold the Company $1,000,000 worth of Class A common stock.  The fair value of the remaining investor put option was $0.6 million at September 30, 2006.  See Note 3 (Related Party Transactions) to these consolidated financial statements.

Scheduled maturities (as defined) of long-term debt at September 30, 2006, utilizing the required payment schedule of the Senior Subordinated Notes, subordinated notes, credit facility and the fair value of the investor put option are as follows for fiscal years below (in thousands):

2007	$6,749
2008	67,333
2009	106,786
2010	146,267
2011	160,000
Thereafter	—
$487,135

3.         Related Party Transactions

Concurrently with the Senior Subordinated Notes offering, the Company entered into an agreement with James R. Hull, the Company’s then president and chief executive officer, and the Hull Family Limited Partnership (the “Partnership”) pursuant to which the Company paid Mr. Hull a $2 million transaction fee in cash at the closing of the refinancing on August 25, 2003.  This fee was capitalized as deferred financing costs. On November 7, 2003, the Partnership exercised its right to require the Company to purchase 400,000 shares of Class A common stock at a purchase price of $1 million in cash.  Based on the fair value of the Company’s stock, no expense was recorded related to the repurchase of the Partnership’s shares.  The agreement also gives the Partnership and Mr. Hull a written investor put option to sell up to a combined total of $500,000 in value of Class A common stock to the Company in each of the five fiscal years ending June 30, 2009 at purchase prices per share that are based on a multiple of the Company’s consolidated cash flow. As of September 30, 2006, the Partnership had sold the Company 129,182 shares of Class A common stock for $1,000,000.  As of September 30, 2006, the outstanding liability for the put option was $0.6 million.  The Company will adjust its liability and related SG&A expense as the fair value of the put option changes.

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

The Company’s preferred shareholders also negotiated the terms of the new Series A preferred stock issued to Austin Ventures III-A, L.P., Austin Ventures III-B, L.P., Austin Ventures V, L.P. and Austin Ventures V Affiliates Fund, L.P.  The Company’s board of directors and the holders of at least two-thirds of the outstanding shares of Class A common stock, Series A preferred stock, Series B preferred stock, Series C preferred stock, Series C-1 preferred stock and Series D-1 preferred stock, each voting as a separate class as required by the Company’s articles of incorporation, approved the amendment and restatement of the Company’s articles of incorporation to create the new Series A preferred stock.  On November 4, 2005, the holders of the Company’s Series A preferred stock notified it of their election for the Series A preferred stock to begin accruing dividends as permitted under the Company’s articles of incorporation (the “Dividend Election”).  As a result of the Dividend Election, the Company must redeem the Series A preferred stock on June 30, 2008 (see Note 4 — Redeemable Preferred Stock).

4.         Redeemable Preferred Stock

As of September 30, 2006, there were 8,247,075 shares of Series A preferred stock authorized of which 8,175,075 shares were issued and outstanding.  On November 4, 2005, the holders of the Company’s Series A preferred stock notified it of their election for the Series A preferred stock to begin accruing dividends as permitted under the Company’s articles of incorporation.  As a result of the Dividend Election, the Company must redeem the Series A preferred stock on June 30, 2008. The terms of the Series A preferred stock following the Dividend Election are described below.

Accounting Treatment

As a result of the Dividend Election made on November 4, 2005, the Company recorded the Series A preferred stock as a debt instrument by reclassifying, from additional paid-in capital to a long-term liability, the amount necessary to adjust the Series A preferred stock to its fair value as of the date of the Dividend Election. The Company obtained an independent valuation of the Series A preferred stock to determine the fair value of the Series A preferred stock. On November 4, 2005, the fair value of the of the Series A preferred stock was $45.2 million. The fair value of the liability will be accreted to the redemption amount of $57.9 million payable at June 30, 2008 using the interest rate implicit at the Dividend Election date.  As of September 30, 2006, the Company reported a liability for the Series A preferred stock of $49.2 million consisting of $45.2 million as of November 4, 2005, which was the fair value of the Series A Preferred stock, plus accrued interest of $4.0 million.  The liquidation preference of the Series A preferred stock as of September 30, 2006 is $48.5 million as calculated per the Company’s articles of incorporation (see Liquidation Preference below).

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

Liquidation Preference

The Series A preferred stock will have a liquidation preference per share based on the Liquidation Value (as defined below) plus accrued and unpaid dividends. As of September 30, 2006, the Series A preferred stock had an aggregate liquidation preference of $48.5 million consisting of a Liquidation Value of $45.2 million as of November 4, 2005, which was the fair value of the Series A preferred stock, plus accrued and unpaid dividends of $3.3 million.

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

5.         Commitments and Contingencies

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

•                  changes in technology and the trend away from the use of public switched telephone network lines to communicate with our monitoring center; and

•                  our ability to obtain additional funds to grow our business.

We have based these forward-looking statements largely on our current expectations and projections about future  events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. They can be affected by inaccurate assumptions we might make or by known or unknown risks, uncertainties and assumptions.  Reference is hereby made to the disclosures contained under the heading “Risk Factors” in “Part I - Item 1A.”  of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 20, 2006.  In light of these risks, uncertainties and assumptions, the forward-looking statements may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. When you consider these forward-looking statements, you should keep in mind these risk factors and other cautionary statements.

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

Attrition

We purchase subscriber contracts from our exclusive network of independent dealers. These contracts with our subscribers are typically three-year non-cancelable contracts with automatic renewal provisions. A portion of our subscriber base can be expected to cancel its service every year. Subscribers may choose not to renew or terminate their contract for a variety of reasons, including relocation, economic reasons, switching to our competitors’ service and service issues.

Account cancellation, otherwise referred to as subscriber attrition, has a direct impact on the number of subscribers we serve and hence our financial results, including revenues, operating income and cash flow. We define our attrition rate as the number of canceled accounts in a given period divided by the average of the beginning and ending balance of subscribers for that period. We consider an account canceled when a subscriber terminates in accordance either with the terms of the contract, our cancellation policies, or if payment from the subscriber is deemed uncollectible. If a subscriber relocates but continues service, this is not a cancellation. If the subscriber relocates and discontinues service and a new subscriber takes over the service continuing the revenue stream, this is a cancellation and a new owner takeover. Accounts canceled are therefore net of new owner takeovers. We also adjust the number of canceled accounts by excluding those that are contractually guaranteed by our dealers. Our typical dealer contract provides that if a subscriber cancels in the first year of its contract, the dealer must replace the lost monthly revenue attributable to the canceled contract and either replace the canceled account with a new one or refund our purchase price. To help ensure the dealer’s obligation to us, we typically hold back a portion of the purchase price for every account we purchase. In some cases, the amount of the purchase holdback may be less than actual attrition experience. In recent years, a substantial portion of the accounts that canceled within this initial 12-month period were replaced or refunded by the dealers at no additional cost to us.

We also analyze our attrition by classifying our accounts into annual pools based on the year of purchase.  We then track the number of accounts that cancel as a percentage of the initial number of accounts purchased for each pool for each year subsequent to its purchase. Based on the average cancellation rate across our pools, we achieve nearly 0% attrition in the first year net of canceled accounts that are contractually guaranteed by our dealers. In the next three years, the number of subscribers that cancel as a percentage of the initial number of subscribers in that pool gradually increases and historically has peaked during the few months following the end of the initial term which is typically 36 months. The peak is primarily a result of the buildup of subscribers that moved or no longer had need for the service prior to the third year but did not cancel their service until the end of their three-year contract. After the fourth year, the number of subscribers that cancel as a percentage of the initial number of subscribers in that pool declines. As a result, we believe our attrition rate decreases as the age of our accounts increase beyond the initial three-year contract.

The table below presents subscriber data for the twelve months ended September 30, 2006 and 2005:

	Twelve Months Ended September 30,
	2006	2005
Beginning balance of accounts	486,859	451,462
Accounts purchased	67,218	97,315
Accounts canceled (1)	(63,387)	(60,551)
Accounts guaranteed to be refunded from holdback	(3,788)	(1,367)
Ending balance of accounts	486,902	486,859
Attrition rate	13.0%	12.9%

(1) Net of canceled accounts that are contractually guaranteed by the dealer and new owner  takeovers.

Our 12-month trailing attrition rate increased only slightly on a year-over-year basis (13.0% versus 12.9%). We saw an expected increase in attrition this summer which resulted in a moderate increase versus the 12-month period ended June 30, 2006 when our attrition rate was 12.2%. This increase in summer attrition was primarily due to significantly more subscribers than typical reaching the end of their initial 3-year term during the period due to higher purchase volumes in the summer of 2003. As discussed above, our pool attrition data shows that attrition rates peak during the few months following the end of the initial term and then decrease beyond that point.

Results of Operations

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Revenues. Total revenues were $47.5 million in the three months ended September 30, 2006 compared to $45.0 million in the three months ended September 30, 2005, which was an increase of $2.5 million, or 6%. This increase was primarily attributable to an increase in the average revenue per subscriber as well as the average number of subscriber accounts.

Cost of services. Cost of services was $6.0 million for the three months ended September 30, 2006 compared to $5.5 million for the three months ended September 30, 2005, which was an increase of $0.5 million, or 9%. As a percentage of revenues, cost of services was 12.6% for the three months ended September 30, 2006 compared to 12.3% for the three months ended September 30, 2005 due to higher complementary field technical service expense related to retaining customers and increased costs associated with our lead generation program for our authorized dealers.

Sales, general and administrative (SG&A).  SG&A was $8.8 million for the three months ended September 30, 2006 compared to $8.7 million for the three months ended September 30, 2005, which was an increase of $0.1 million, or 1%. As a percentage of revenues, SG&A was 18.5% for the three months ended September 30, 2006 versus 19.4% for the three months ended September 30, 2005.  The decrease in SG&A expense as a percent of revenue was principally due to a lower allowance for doubtful accounts.

Amortization. Amortization of intangibles was $22.7 million in the three months ended September 30, 2006 compared to $21.5 million in the three months ended September 30, 2005, which was an increase of $1.2 million, or 6%. The increase was attributable to the purchase of subscriber accounts through our authorized dealer program.

Interest expense. Interest expense was $13.1 million in the three months ended September 30, 2006 compared to $10.9 million in the three months ended September 30, 2005, which was an increase of $2.2 million, or 20%.  The increase resulted from the $0.9 million of interest expense related to the Dividend Election made by our redeemable preferred shareholders on November 4, 2005 (see Note 4 (Redeemable Preferred Stock) to our consolidated financial statements included in this Quarterly Report on Form 10-Q) and increases in variable interest rates.

Net loss.  Net loss was $4.0 million in the three months ended September 30, 2006 compared to net loss of $2.3 million in the three months ended September 30, 2005 primarily due to higher interest expense.

Liquidity and Capital Resources

General.  Our operating strategy requires the availability of significant funds to finance growth through subscriber account purchases. Additional cash requirements include debt service and capital expenditures. We have financed our growth from a combination of long-term borrowings, issuance of preferred stock, and cash flows provided by operations.

Major components of our working capital include accounts receivable, deferred revenue, purchase holdbacks, accrued interest payable and the current portion of long-term debt. We expect to experience negative working capital in the future primarily due to accrued interest payable and purchase holdbacks. Purchase holdbacks are dependent on the number of subscriber accounts we purchase, the timing and amount of our payment of the purchase holdbacks to dealers, and the percentage of the purchase price we withhold to ensure a dealer’s obligation during the guarantee period. Accrued interest payable is dependent on the level of our debt and the timing of interest payments.

As of September 30, 2006 and June 30, 2006, we had working capital deficits of $22.3 million and $25.0 million, respectively.  The $2.7 million improvement in our working capital was primarily due to a $3.4 million reduction in interest payable which decreased to $3.1 million as of September 30, 2006 compared to $6.5 million as of June 30, 2006. The decrease in interest payable was primarily due to the semi-annual payment, on September 1, 2006, of interest related to our $160 million of senior subordinated notes.

Net cash provided by operating activities for the three months ended September 30, 2006 was $16.7 million compared to $15.4 million for the three months ended September 30, 2005. The increase in cash provided by operating activities for the three months ended September 30, 2006 was primarily due to growth in subscriber revenues.

Net cash used in investing activities for the three months ended September 30, 2006 was $25.3 million, compared to $37.2 million for the three months ended September 30, 2005. For the three months ended September 30, 2006, capital expenditures were $0.6 million versus $1.5 million for the three months ended September 30, 2005. Capital expenditures were primarily for upgrading computer systems and leasehold improvements for our offices. Capital expenditures are expected to vary based on the growth of our subscriber account base and improvements to our technology, operating and financial systems. Purchases of subscriber accounts consist of all direct external payments associated with the creation of subscriber accounts. The portion of the purchase holdback paid to dealers at the end of the guarantee period is included in this amount when paid.  The decrease in subscriber account purchases to $24.7 million primarily reflects discontinuing account purchases from our largest dealer during second quarter of fiscal year 2006.

Our net cash provided by financing activities for the three months ended September 30, 2006 was $9.0 million, as compared to $22.7 million for the three months ended September 30, 2005.

As of September 30, 2006, we had $255.4 million outstanding under our credit facility, bearing interest at a weighted average rate for the three months ended September 30, 2006 of approximately 9.0% per annum, and we had approximately $59.4 million in borrowing availability under our revolving credit line, of which $48.3 million was immediately available as calculated under the covenants in our credit facility.  In addition, we had $182.0 million in principal amount outstanding of senior subordinated and subordinated notes as of September 30, 2006.

As of June 30, 2006, there were 8,247,075 shares of Series A preferred stock authorized of which 8,175,075 shares were issued and outstanding.  On November 4, 2005, the holders of our Series A preferred stock notified us of their election for the Series A preferred stock to begin accruing dividends as permitted under our articles of incorporation (the “Dividend Election”).  As a result of the Dividend Election, we must redeem the Series A preferred stock on June 30, 2008. If we have not redeemed the Series A preferred stock on June 30, 2008, the dividend rate will increase to the greater of 24% and the maximum rate permitted by law.  If we have not redeemed the Series A preferred stock by June 30, 2009, the holders of a majority of the outstanding Series A preferred stock may elect to initiate the sale or liquidation of the Company.

As a result of the Dividend Election made on November 4, 2005, we recorded the Series A preferred stock as a liability by reclassifying, from additional paid-in capital to a long-term liability, the amount necessary to adjust the Series A preferred stock to its fair value as of the Dividend Election date. We obtained an independent valuation of the Series A preferred stock to determine the fair value of the Series A preferred stock. On November 4, 2005, the fair value of the Series A preferred stock was $45.2 million. The fair value of the liability will be accreted to the redemption amount of $57.9 million to be paid at June 30, 2008 using the interest rate implicit at the Dividend Election date.  As of September 30, 2006, we reported a liability for the Series A preferred stock of $49.2 million consisting of $45.2 million as of November 4, 2005, which was the fair value of the Series A Preferred stock, plus accrued interest of $4.0 million.  The liquidation preference of the Series A preferred stock as of September 30, 2006 is $48.5 million as calculated per our articles of incorporation (see Liquidation Preference in Note 4 - Redeemable Preferred Stock to the consolidated financial statements, included in this Quarterly Report on Form 10-Q).

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

We further preserve our borrowing capacity by following a cash management practice of maintaining as low as possible ongoing cash balance. However, our ability to meet our debt service and other obligations depends on our future performance, which in turn is subject to general economic conditions and other factors, certain of which are beyond our control. If we are unable to generate sufficient cash flow from operations or otherwise to comply with the terms of the indenture governing the senior subordinated notes or our other debt instruments, we may be required to refinance all or a portion of our existing debt or obtain additional financing. Further, the agreements or indentures governing our credit facility, our senior subordinated notes and subordinated notes contain financial covenants relating to capital expenditure limits, maximum total debt to annualized quarterly EBITDA, maximum total senior debt to annualized quarterly EBITDA, interest coverage and fixed charge coverage that may impact our ability to refinance all or a portion of our existing debt or obtain additional financing.  As of September 30, 2006, we were in compliance with all required financial tests.

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

Consolidation Policy.  We consolidate companies in which we own or control, directly or indirectly, more than fifty percent of the voting shares. We eliminate all material inter-company balances and transactions.

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

Goodwill. As of September 30, 2006, we had goodwill of $14.8 million, which represents 2.9% of our total assets. We test goodwill annually for impairment and record an impairment charge if the carrying amount exceeds the fair value. We use a discounted cash flow approach as well as other methods to determine the fair value used in our test for impairment of goodwill. The results of this methodology depend upon a number of estimates and assumptions relating to cash flows, discount rates and other matters. Accordingly, such testing is subject to certain uncertainties, which could cause the fair value of goodwill to fluctuate from period to period.

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which is an interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December

15, 2006. We will adopt FIN 48 on or before July 1, 2007. We are currently evaluating the requirements of FIN 48 but have not determined what, if any, impact it will have on our consolidated financial statements.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We have interest rate risk, in that borrowings under our credit facility are based on variable market interest rates. As of September 30, 2006, we had $255.4 million of variable rate debt outstanding under our credit facility. Presently, the revolving credit line bears interest at a rate of prime plus 2.25% or LIBOR plus 3.25%, with the term loan at a rate of prime plus 2.75% or LIBOR plus 3.75%. To control our exposure to interest rates under our facility, we utilize interest rate caps. As of September 30, 2006, we were not required to purchase interest rate caps. A hypothetical 10% increase in our credit facility’s weighted average interest rate of 9.0% per annum for the three months ended September 30, 2006 would correspondingly decrease our earnings and operating cash flows by approximately $0.6 million.

Our privately issued $22.0 million subordinated notes due March 1, 2010 have a fixed interest rate of 14.5%, but have exposure to changes in the debt’s fair value. In connection with our August 2003 refinancing, we amended the terms of these subordinated notes to extend the maturity date from January 18, 2009 to March 1, 2010 and to increase the interest rate from 13.5% per annum to 14.5% per annum. In addition, we issued $160.0 million aggregate principal amount of our senior subordinated notes due September 1, 2010 with a fixed interest rate of 11.75%, which has exposure to changes in the debt’s fair value.  We believe that the fair value of our total subordinated debt is approximately $176.6 million (book value of $182.0 million).  The fair value of our total subordinated debt is based on the quoted market price of our senior subordinated debt.

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

PART II .  OTHER INFORMATION

Item 1.  Legal Proceedings

We are party to various legal proceedings and claims that have arisen in the ordinary course of our business. In the opinion of management, the amount of ultimate liability with respect to these actions will not have a material impact on our financial position or results of operations.

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

3.2	Bylaws of Monitronics International, Inc. (previously filed as Exhibit 3.2 to the registrant’s Registration Statement on Form S-4 (File No. 333-1100025) and incorporated herein by reference)

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

MONITRONICS INTERNATIONAL, INC.

	By:	/s/ Michael R. Haislip
Michael R. Haislip
Chief Executive Officer and President
(Principal Executive Officer)

	By:	/s/ Michael R. Meyers
Michael R. Meyers
Chief Financial Officer and Vice President
Date: November 14, 2006		(Principal Financial and Accounting Officer)