Form 10-Q
period 2006-12-31
MONITRONICS INTERNATIONAL INC
filed 2007-02-13
CIK 1265107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

(972)243-7443
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at January 31, 2007
Class A Common Stock, par value $.01 per share	31,102,317
Class B Common Stock, par value $.01 per share	None

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

MONITRONICS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,	June 30,
	2006	2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,016	$862
Accounts receivable, less allowance for doubtful accounts of $1,512 as of December 31, 2006 and $1,763 as of June 30, 2006	7,643	6,888
Prepaid expenses and other current assets	2,496	1,154
Total current assets	11,155	8,904

Property and equipment, net	10,537	10,102
Subscriber accounts, net of accumulated amortization of $466,960 as of December 31, 2006 and $434,095 as of June 30, 2006	470,015	470,112
Deferred financing costs, net	8,257	9,643
Goodwill	14,795	14,795
Total assets	$514,759	$513,556

Liabilities and Shareholders’ Net Capital
Current liabilities:
Accounts payable	$1,713	$2,794
Accrued expenses	3,398	3,261
Purchase holdbacks	8,734	8,676
Deferred revenue	5,325	5,405
Interest payable	7,142	6,508
Taxes payable	698	124
Current portion of long-term debt	11,987	7,185
Total current liabilities	38,997	33,953

Non-current liabilities:
Long-term debt, less current portion	424,036	421,076
Redeemable preferred stock, net	50,388	48,098
Total non-current liabilities	474,424	469,174

Commitments and contingencies
Shareholders’ net capital:
Class A common stock, $.01 par value:
Authorized shares — 80,000,000
Issued and outstanding shares — 31,102,317 shares as of December 31, 2006 and 31,102,317 shares as of June 30, 2006	311	311
Class B common stock, $.01 par value:
Authorized shares — 700,000
Issued and outstanding shares — none	—	—
Additional paid-in capital	124,819	124,819
Treasury stock, at cost, 968,722 shares as of December 31, 2006 and 915,099 shares as of June 30, 2006	(9,673)	(9,358)
Accumulated deficit	(114,119)	(105,343)
Total shareholders’ net capital	1,338	10,429
Total liabilities and shareholders’ net capital	$514,759	$513,556

See accompanying notes.

MONITRONICS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005

	(In thousands)

Revenue	$48,158	$46,605	$95,688	$91,557
Cost of services	6,770	5,704	12,760	11,212
Gross profit	41,388	40,901	82,928	80,345

Operating expenses:
Sales, general and administrative	8,870	9,153	17,660	17,894
Depreciation	574	546	1,190	1,163
Amortization	23,058	22,136	45,770	43,619
	32,502	31,835	64,620	62,676
Operating income	8,886	9,066	18,308	17,669

Other expense:
Interest expense	13,307	12,245	26,426	23,164
	13,307	12,245	26,426	23,164
Loss before income taxes	(4,421)	(3,179)	(8,118)	(5,495)
Provision for income taxes	331	5	658	18
Net loss	$(4,752)	$(3,184)	$(8,776)	$(5,513)

See accompanying notes.

MONITRONICS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended December 31,
	2006	2005
	(In thousands)
Operating Activities
Net loss	$(8,776)	$(5,513)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	46,960	44,782
Amortization of deferred financing costs	1,386	1,388
Provision for bad debt	1,450	1,900
Non-cash interest expense for redeemable preferred stock	2,290	700
Non-cash interest accretion	344	329
Non-cash Adjustment related to put option	(21)	303
Changes in current assets and liabilities:
Accounts receivable (excluding provision for bad debt)	(2,205)	(2,825)
Prepaid expenses and other current assets	(1,342)	90
Accounts payable	(1,081)	(283)
Accrued expenses	137	441
Accrued interest	634	(367)
Deferred revenue	(80)	(725)
Income taxes payable and receivable	574	135
Net cash provided by operating activities	40,270	40,355

Investing Activities
Purchases of property and equipment	(1,625)	(2,420)
Sale of land	—	40
Purchases of subscriber accounts (net of holdbacks)	(45,615)	(49,668)
Net cash used in investing activities	(47,240)	(52,048)

Financing Activities
Purchase of treasury stock	(500)	—
Proceeds from credit facility	32,200	42,050
Payments of credit facility	(24,576)	(28,776)
Net cash provided by financing activities	7,124	13,274
Increase (decrease) in cash and cash equivalents	154	1,581
Cash and cash equivalents at beginning of period	862	190
Cash and cash equivalents at end of period	$1,016	$1,771

Significant cash transactions during the period for:
Interest paid	$21,568	$20,850
Non-cash investing and financing activities:
Dividend election on redeemable preferred stock (see Note 4- Redeemable Preferred Stock	$—	$45,212

See accompanying notes.

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

The accompanying interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, the accompanying interim unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations for the interim periods.

Consolidation Policy

The Company consolidates companies in which it owns or controls, directly or indirectly, more than fifty percent of the voting shares. The Company eliminates all material inter-company balances and transactions.

Stock Compensation

On July 1, 2006, the Company adopted Statement No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), issued by the Financial Accounting Standards Board (“FASB”), to account for stock-based employee compensation arrangements. Under the “prospective” transition method, the Company will continue to account for nonvested awards outstanding at the date of adoption of SFAS 123(R) in the same manner as they had been accounted for under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). All awards granted or modified after the date of adoption will be accounted for using the measurement and recognition provisions of SFAS 123(R). Proforma disclosure for outstanding awards accounted for under the intrinsic-value method of APB 25 will no longer be necessary.

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which is an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 on or before July 1, 2007. The Company is currently evaluating the requirements of FIN 48 but has not determined what, if any, impact it will have on the Company’s consolidated financial statements.

2.         Non-Current Liabilities

Non-current liabilities consist of the following  (in thousands):

	December 31,	June 30,
	2006	2006

Revolving credit line and term loan payable	$253,963	$246,338
Senior subordinated notes payable	160,000	160,000
Subordinated notes payable	22,299	22,017
Investor put option (see Note 3 (Related Party Transactions))	348	556

Redeemable preferred stock (see Note 4 (Redeemable Preferred Stock))	50,388	48,098
	486,998	477,009
Less: discount	587	650
Less: current portion	11,987	7,185
	$474,424	$469,174

On August 25, 2003, the Company entered into its existing $320 million credit facility agreement comprised of a $175.0 million term loan that matures in fiscal year 2010 and a $145.0 million revolving credit facility that matures in fiscal year 2009. Payments under the term loan are payable in quarterly installments from December 31, 2003 through June 30, 2009. The quarterly payment is calculated based upon the amount of the original facility multiplied by 0.25% for the quarters ended December 31, 2003 through September 30, 2006, 1.25% for the quarters ended December 31, 2006 through September 30, 2007 and 3.00% for the quarters ended December 31, 2007 through June 30, 2009 with the remaining balance due at maturity.  As of December 31, 2006, the Company had $86.4 million in borrowings outstanding under the $145 million revolving credit line and had $167.5 million in borrowings outstanding under the term loan. Further, the Company had $58.6 million in availability under the revolving credit line of which $37.7 million was immediately available as calculated under the covenants in the Company’s credit facility, and is charged a commitment fee of 0.5% on the average daily unused portion.  The revolving credit line bears interest at a rate of either prime plus 2.25% or LIBOR plus 3.25%. The term loan bears interest at a rate of either prime plus 2.75% or LIBOR plus 3.75%.  For the six months ended December 31, 2006, borrowings under the credit facility had a weighted average interest rate of 9.0%.  Interest incurred on borrowings is payable monthly in arrears.

On March 28, 2005, the Company amended certain provisions of its credit facility dated August 25, 2003 that included elimination of mandatory reductions to the revolving credit facility, a 75 basis point reduction in the variable interest rate for its revolving credit line and term loan, and a 25 basis point reduction in commitment fees at its current borrowing level.

On August 25, 2003, the Company issued $160.0 million of senior subordinated notes (the “Senior Subordinated Notes”) at 11.75% at a discount of $0.94 million with a maturity date of September 1, 2010. Interest payments are to be made semi-annually in cash in arrears on March 1 and September 1 of each year.

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

The credit facility and subordinated notes have certain financial tests which must be met on a quarterly basis, including maximum total senior debt and total debt to quarterly annualized net operating income, minimum interest coverage ratio, minimum fixed charge coverage ratio and an annual capital expenditure limit. Indebtedness under the credit facility is secured by all of the assets of the Company.  As of December 31, 2006, the Company was in compliance with all required financial tests.

On August 18, 2003, the Company entered into an agreement with the Hull Family Limited Partnership (the “Partnership”) and Mr. James R. Hull, the Company’s then president and chief executive officer, as amended on September 23, 2004, that allowed for the put of $500,000 in value of Class A common stock to the Company in each fiscal year beginning in fiscal 2005 and ending June 30, 2009.  As of December 31, 2006, the Partnership had sold the Company $1,500,000 worth of Class A common stock.  The fair value of the remaining investor put option was $0.3 million at December 31, 2006.  See Note 3 (Related Party Transactions) to these consolidated financial statements.

Scheduled maturities (as defined) of long-term debt at December 31, 2006, utilizing the required payment schedule of the Senior Subordinated Notes, subordinated notes, credit facility and the fair value of the investor put option are as follows for fiscal years below (in thousands):

2007	$4,550
2008	68,500
2009	107,400
2010	146,548
2011	160,000
Thereafter	—
$486,998

3.         Related Party Transactions

Concurrently with the Senior Subordinated Notes offering, the Company entered into an agreement with James R. Hull, the Company’s then president and chief executive officer, and the Hull Family Limited Partnership (the “Partnership”) pursuant to which the Company paid Mr. Hull a $2 million transaction fee in cash at the closing of the refinancing on August 25, 2003.  This fee was capitalized as deferred financing costs. On November 7, 2003, the Partnership exercised its right to require the Company to purchase 400,000 shares of Class A common stock at a purchase price of $1 million in cash.  Based on the fair value of the Company’s stock, no expense was recorded related to the repurchase of the Partnership’s shares.  The agreement also gives the Partnership and Mr. Hull a written investor put option to sell up to a combined total of $500,000 in value of Class A common stock to the Company in each of the five fiscal years ending June 30, 2009 at purchase prices per share that are based on a multiple of the Company’s consolidated cash flow. As of December 31, 2006, the Partnership had sold the Company 182,805 shares of Class A common stock for $1,500,000.  As of December 31, 2006, the outstanding liability for the put option was $0.3 million.  The Company will adjust its liability and related SG&A expense as the fair value of the put option changes.

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

4.         Redeemable Preferred Stock

As of December 31, 2006, there were 8,247,075 shares of Series A preferred stock authorized of which 8,175,075 shares were issued and outstanding.  On November 4, 2005, the holders of the Company’s Series A preferred stock notified it of their election for the Series A preferred stock to begin accruing dividends as permitted under the Company’s articles of incorporation.  As a result of the Dividend Election, the Company must redeem the Series A preferred stock on June 30, 2008. The terms of the Series A preferred stock following the Dividend Election are described below.

Accounting Treatment

As a result of the Dividend Election made on November 4, 2005, the Company recorded the Series A preferred stock as a debt instrument by reclassifying, from additional paid-in capital to a long-term liability, the amount necessary to adjust the Series A preferred stock to its fair value as of the date of the Dividend Election. The Company obtained an independent valuation of the Series A preferred stock to determine the fair value of the Series A preferred stock. On November 4, 2005, the fair value of the of the Series A preferred stock was $45.2 million. The fair value of the liability will be accreted to the redemption amount of $57.9 million payable at June 30, 2008 using the interest rate implicit at the Dividend Election date.  As of December 31, 2006, the Company reported a liability for the Series A preferred stock of $50.4 million consisting of $45.2 million as of November 4, 2005, which was the fair value of the Series A Preferred stock, plus accrued interest of $5.2 million.  The liquidation preference of the Series A preferred stock as of December 31, 2006 is $49.6 million as calculated per the Company’s articles of incorporation (see Liquidation Preference below).

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

Liquidation Preference

The Series A preferred stock will have a liquidation preference per share based on the Liquidation Value (as defined below) plus accrued and unpaid dividends. As of December 31, 2006, the Series A preferred stock had an aggregate liquidation preference of $49.6 million consisting of a Liquidation Value of $45.2 million as of November 4, 2005, which was the fair value of the Series A preferred stock, plus accrued and unpaid dividends of $4.4 million.

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

The table below presents subscriber data for the twelve months ended December 31, 2006 and 2005:

	Twelve Months Ended December 31,
	2006	2005
Beginning balance of accounts	485,933	450,412
Accounts purchased	71,681	95,130
Accounts canceled(1)	(65,488)	(57,428)
Accounts guaranteed to be refunded from holdback	(3,319)	(2,181)
Ending balance of accounts	488,807	485,933
Attrition rate	13.4%	12.3%

(1) Net of canceled accounts that are contractually guaranteed by the dealer and new owner takeovers.

We saw an expected rise in attrition over the past six months which resulted in an increase in our trailing twelve-month attrition rate to 13.4% for the period ended December 31, 2006 versus 12.3% for the period ended December 31, 2005. This increase in attrition was primarily due to significantly more subscribers than typical reaching the end of their initial 3-year term during the period due to higher purchase volumes in the summer of 2003. As discussed above, our pool attrition data shows that attrition rates peak during the few months following the end of the initial term and then decrease beyond that point.

Results of Operations

Three Months Ended December 31, 2006 Compared to Three Months Ended December 31, 2005

Revenues. Total revenues were $48.2 million in the three months ended December 31, 2006 compared to $46.6 million in the three months ended December 31, 2005, which was an increase of $1.6 million, or 3%. This increase was primarily attributable to an increase in the average revenue per subscriber, as well as higher field technical service revenue.

Cost of services. Cost of services was $6.8 million for the three months ended December 31, 2006 compared to $5.7 million for the three months ended December 31, 2005, which was an increase of $1.1 million, or 19%. As a percentage of revenues, cost of services was 14.1% for the three months ended December 31, 2006 compared to 12.2% for the three months ended December 31, 2005 due to higher field technical service expense. The increase in attrition and accounts coming to the end of their initial term caused us to increase our complimentary service work and upgrades in an effort to retain customers.  The increase was partially offset by higher service revenue.

Sales, general and administrative (SG&A).  SG&A was $8.9 million for the three months ended December 31, 2006 compared to $9.2 million for the three months ended December 31, 2005, which was a decrease of $0.3 million, or 3%. As a percentage of revenues, SG&A was 18.5% for the three months ended December 31, 2006 versus 19.7% for the three months ended December 31, 2005.  The decrease in SG&A expense as a percent of revenue was primarily due to a lower allowance for doubtful accounts, a reduction in expense related to adjusting the fair value of a written put option (as described in Note 3), and lower professional fees related to routine litigation.

Amortization. Amortization of intangibles was $23.1 million in the three months ended December 31, 2006 compared to $22.1 million in the three months ended December 31, 2005, which was an increase of $1.0 million, or 5%. The increase was attributable to the purchase of subscriber accounts through our authorized dealer program.

Interest expense. Interest expense was $13.3 million in the three months ended December 31, 2006 compared to $12.2 million in the three months ended December 31, 2005, which was an increase of $1.1 million, or 9%. The increase resulted from increases in variable interest rates and this year’s results including a full quarter of interest expense related to the Dividend Election made by our redeemable preferred shareholders on November 4, 2005 (see Note 4 (Redeemable Preferred Stock) to our consolidated financial statements included in this Quarterly Report on Form 10-Q).

Net loss. Net loss was $4.8 million in the three months ended December 31, 2006 compared to a net loss of $3.2 million in the three months ended December 31, 2005.  The increase in net loss was primarily due to higher interest expense.

Six Months Ended December 31, 2006 Compared to Six Months Ended December 31, 2005

Revenues. Total revenues were $95.7 million in the six months ended December 31, 2006 compared to $91.6 million in the six months ended December 31, 2005, which was an increase of $4.1 million, or 4%. This increase was primarily attributable to an increase in the average revenue per subscriber, as well as growth in the average number of subscriber accounts and higher field technical service revenue.

Cost of services. Cost of services was $12.8 million in the six months ended December 31, 2006 compared to $11.2 million in six months ended December 31, 2005, which was an increase of $1.6 million, or 14%. As a percentage of revenues, cost of services was 13.3% for the six months ended December 31, 2006 and 12.2% for the six months ended December 31, 2005 due to higher field technical service expense. The increase in attrition and accounts coming to the end of their initial term caused us to increase our complimentary service work and upgrades in an effort to retain customers.The increase was partially offset by higher service revenue.

Sales, general and administrative. SG&A was $17.7 million in the six months ended December 31, 2006 compared to $17.9 million in the six months ended December 31, 2005, which was a decrease of $0.2 million, or 1%.  As a percentage of revenues, SG&A was 18.5% for the six months ended December 31, 2006 and 19.5% for the six months ended December 31, 2005.  The decrease in SG&A expense as a percentage of revenues was primarily due to a lower allowance for doubtful accounts, a reduction in expense related to adjusting the fair value of a written put option (as described in Note 3), and lower professional fees related to ongoing legal matters.

Amortization. Amortization of intangibles was $45.8 million in the six months ended December 31, 2006 compared to $43.6 million in the six months ended December 31, 2005, which was an increase of  $2.2 million, or 5%. The increase was attributable to growth in our purchased subscriber accounts through our authorized dealer program.

Interest expense. Interest expense was $26.4 million in the six months ended December 31, 2006 compared to $23.2 million in the six months ended December 31, 2005, which was an increase of $3.2 million, or 14%. The increase resulted from increases in variable rates and this year’s results including a full six months of interest expense related to the Dividend Election made by the redeemable preferred shareholders on November 4, 2005 (see Note 4 - Redeemable Preferred Stock).

Net loss.  Net loss was $8.8 million in the six months ended December 31, 2006 compared to a net loss of $5.5 million in the six months ended December 31, 2005.  The increase in net loss was primarily due to higher interest expense.

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

As of December 31, 2006 and June 30, 2006, we had working capital deficits of $27.8 million and $25.0 million, respectively.  Changes in our working capital deficit included an increase in the current portion of long-term debt resulting from an increase in the repayment rate on our term loan principal from 0.250% in each quarter of fiscal year 2006 and in the first quarter of fiscal year 2007 to 1.250% in each of the last three quarters of fiscal year 2007.

Net cash provided by operating activities for the six months ended December 31, 2006 was $40.3 million compared to $40.4 million for the six months ended December 31, 2005.

Net cash used in investing activities for the six months ended December 31, 2006 was $47.2 million, compared to $52.0 million for the six months ended December 31, 2005. For the six months ended December 31, 2006, capital expenditures were $1.6 million versus $2.4 million for the six months ended December 31, 2005. Capital expenditures were primarily for upgrading computer systems. Capital expenditures are expected to vary based on the growth of our subscriber account base and improvements to our technology, operating and financial systems. Purchases of subscriber accounts consist of all direct external payments associated with the creation of subscriber accounts. The portion of the purchase holdback paid to dealers at the end of the guarantee period is included in this amount when paid.  The decrease in subscriber account purchases to $45.6 million from $49.7 million primarily reflects discontinuing account purchases from our largest dealer during second quarter of fiscal year 2006.

Our net cash provided by financing activities for the six months ended December 31, 2006 was $7.1 million compared to $13.3 million for the six months ended December 30, 2005.

As of December 31, 2006, we had $254.0 million outstanding under our credit facility, bearing interest at a weighted average rate for the six months ended December 31, 2006 of approximately 9.0% per annum, and we had approximately $58.6 million in borrowing availability under our revolving credit line, of which $37.7 million was immediately available as calculated under the covenants in our credit facility.  In addition, we had $182.3 million in principal amount outstanding of senior subordinated and subordinated notes as of December 31, 2006.

As of December 31, 2006, there were 8,247,075 shares of Series A preferred stock authorized of which 8,175,075 shares were issued and outstanding.  On November 4, 2005, the holders of our Series A preferred stock notified us of their election for the Series A preferred stock to begin accruing dividends as permitted under our articles of incorporation (the “Dividend Election”).  As a result of the Dividend Election, we must redeem the Series A preferred stock on June 30, 2008. If we have not redeemed the Series A preferred stock on June 30, 2008, the dividend rate will increase to the greater of 24% and the maximum rate permitted by law.  If we have not redeemed the Series A preferred stock by June 30, 2009, the holders of a majority of the outstanding Series A preferred stock may elect to initiate the sale or liquidation of the Company.

As a result of the Dividend Election made on November 4, 2005, we recorded the Series A preferred stock as a liability by reclassifying, from additional paid-in capital to a long-term liability, the amount necessary to adjust the Series A preferred stock to its fair value as of the Dividend Election date. We obtained an independent valuation of the Series A preferred stock to determine the fair value of the Series A preferred stock. On November 4, 2005, the fair value of the Series A preferred stock was $45.2 million. The fair value of the liability will be accreted to the redemption amount of $57.9 million to be paid at June 30, 2008 using the interest rate implicit at the Dividend Election date.  As of December 31, 2006, we reported a liability for the Series A preferred stock of $50.4 million consisting of $45.2 million as of November 4, 2005, which was the fair value of the Series A Preferred stock, plus accrued interest of $5.2 million.  The liquidation preference of the Series A preferred stock as of December 31, 2006 is $49.6 million as calculated per our articles of incorporation (see Liquidation Preference in Note 4 - Redeemable Preferred Stock to the consolidated financial statements, included in this Quarterly Report on Form 10-Q).

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

We further preserve our borrowing capacity by following a cash management practice of maintaining a low ongoing cash balance. However, our ability to meet our debt service and other obligations depends on our future performance, which in turn is subject to general economic conditions and other factors, certain of which are beyond our control. If we are unable to generate sufficient cash flow from operations or otherwise to comply with the terms of the indenture governing the senior subordinated notes or our other debt instruments, we may be required to refinance all or a portion of our existing debt or obtain additional financing. Further, the agreements or indentures governing our credit facility, our senior subordinated notes and subordinated notes contain financial covenants relating to capital expenditure limits, maximum total debt to annualized quarterly EBITDA, maximum total senior debt to annualized quarterly EBITDA, interest coverage and fixed charge coverage that may impact our ability to refinance all or a portion of our existing debt or obtain additional financing.  As of December 31, 2006, we were in compliance with all required financial tests.

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

Goodwill. As of December 31, 2006, we had goodwill of $14.8 million, which represents 2.9% of our total assets. We test goodwill annually for impairment and record an impairment charge if the carrying amount exceeds the fair value. We use a discounted cash flow approach as well as other methods to determine the fair value used in our test for impairment of goodwill. The results of this methodology depend upon a number of estimates and assumptions relating to cash flows, discount rates and other matters. Accordingly, such testing is subject to certain uncertainties, which could cause the fair value of goodwill to fluctuate from period to period.

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which is an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. We will adopt FIN 48 on or before July 1, 2007. We are currently evaluating the requirements of FIN 48 but have not determined what, if any, impact it will have on our consolidated financial statements.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We have interest rate risk, in that borrowings under our credit facility are based on variable market interest rates. As of December 31, 2006, we had $254.0 million of variable rate debt outstanding under our credit facility. Presently, the revolving credit line bears interest at a rate of prime plus 2.25% or LIBOR plus 3.25%, with the term loan at a rate of prime plus 2.75% or LIBOR plus 3.75%. To control our exposure to interest rates under our facility, we utilize interest rate caps. As of December 31, 2006, we were not required to purchase interest rate caps. A hypothetical 10% increase in our credit facility’s weighted average interest rate of 9.0% per annum for the six months ended December 31, 2006 would correspondingly decrease our earnings and operating cash flows by approximately $1.1 million.

Our privately issued $22.3 million subordinated notes due March 1, 2010 have a fixed interest rate of 14.5%, but have exposure to changes in the debt’s fair value. In connection with our August 2003 refinancing, we amended the terms of these subordinated notes to extend the maturity date from January 18, 2009 to March 1, 2010 and to increase the interest rate from 13.5% per annum to 14.5% per annum. In addition, we issued $160.0 million aggregate principal amount of our senior subordinated notes due September 1, 2010 with a fixed interest rate of 11.75%, which has exposure to changes in the debt’s fair value.  We believe that the fair value of our total subordinated debt is approximately $181.4 million (book value of $182.3 million).  The fair value of our total subordinated debt is based on the quoted market price of our senior subordinated debt.

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

Item 1A.  Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the years ended June 30, 2006.

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

MONITRONICS INTERNATIONAL, INC.

	By:	/s/ Michael R. Haislip
Michael R. Haislip
Chief Executive Officer and President
(Principal Executive Officer)

	By:	/s/ Michael R. Meyers
Michael R. Meyers
Chief Financial Officer and Vice President
Date: February 13, 2007		(Principal Financial and Accounting Officer)