Form 10-Q
period 2007-03-31
MONITRONICS INTERNATIONAL INC
filed 2007-05-14
CIK 1265107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number 333-110025

Monitronics International, Inc.

(Exact name of registrant as specified in its charter)

Texas	74-2719343
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

2350 Valley View Lane, Suite 100
Dallas, Texas  75234

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Outstanding at April 30, 2007
Class A Common Stock, par value $.01 per share	31,102,317
Class B Common Stock, par value $.01 per share	None

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

MONITRONICS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31,	June 30,
	2007	2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$915	$862
Accounts receivable, less allowance for doubtful accounts of $1,415 as of March 31, 2007 and $1,763 as of June 30, 2006	7,199	6,888
Prepaid expenses and other current assets	2,760	1,154
Total current assets	10,874	8,904

Property and equipment, net	11,822	10,102
Subscriber accounts, net of accumulated amortization of $485,232 as of March 31, 2007 and $434,095 as of June 30, 2006	463,913	470,112
Deferred financing costs, net	8,828	9,643
Goodwill	14,795	14,795
Total assets	$510,232	$513,556

Liabilities and Shareholders’ Net Capital (Deficiency)
Current liabilities:
Accounts payable	$1,835	$2,794
Accrued expenses	4,447	3,261
Purchase holdbacks	7,123	8,676
Deferred revenue	5,777	5,405
Interest payable	3,587	6,508
Taxes payable	1,080	124
Current portion of long-term debt	15,057	7,185
Total current liabilities	38,907	33,953

Non-current liabilities:
Long-term debt, less current portion	423,176	421,076
Redeemable preferred stock, net	51,581	48,098
Total non-current liabilities	474,757	469,174

Commitments and contingencies
Shareholders’ net capital (deficiency):
Class A common stock, $.01 par value:
Authorized shares – 80,000,000
Issued and outstanding shares – 31,102,317 shares as of March 31, 2007 and June 30, 2006	311	311
Class B common stock, $.01 par value:
Authorized shares – 700,000
Issued and outstanding shares – none	—	—
Additional paid-in capital	124,819	124,819
Treasury stock, at cost, 968,722 shares as of March 31, 2007 and 915,099 shares as of June 30, 2006	(9,673)	(9,358)
Accumulated deficit	(118,889)	(105,343)
Total shareholders’ net capital (deficiency)	(3,432)	10,429
Total liabilities and shareholders’ net capital	$510,232	$513,556

See accompanying notes.

MONITRONICS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
	(In thousands)

Revenue	$48,521	$46,709	$144,209	$138,266
Cost of services	6,423	5,672	19,183	16,884
Gross profit	42,098	41,037	125,026	121,382

Operating expenses:
Sales, general and administrative	9,474	8,975	27,134	26,869
Depreciation	543	497	1,733	1,660
Amortization	23,359	22,323	69,129	65,942
	33,376	31,795	97,996	94,471
Operating income	8,722	9,242	27,030	26,911

Other expense:
Interest expense	13,155	11,974	39,581	35,138
	13,155	11,974	39,581	35,138
Loss before income taxes	(4,433)	(2,732)	(12,551)	(8,227)
Provision for income taxes	337	16	995	34
Net loss	$(4,770)	$(2,748)	$(13,546)	$(8,261)

See accompanying notes.

MONITRONICS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended March 31,
	2007	2006
	(In thousands)
Operating Activities
Net loss	$(13,546)	$(8,261)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	70,862	67,602
Amortization of deferred financing costs	2,078	2,082
Provision for bad debt	2,155	2,702
Non-cash interest expense for redeemable preferred stock	3,483	1,787
Non-cash interest accretion	378	358
Non-cash adjustment related to put option	(7)	346
Changes in current assets and liabilities:
Accounts receivable (excluding provision for bad debt)	(2,466)	(3,290)
Prepaid expenses and other current assets	(1,606)	176
Accounts payable	(958)	(594)
Accrued expenses	1,186	842
Accrued interest	(2,921)	(3,968)
Deferred revenue	372	(368)
Income taxes payable and receivable	956	8,526
Net cash provided by operating activities	59,966	67,940

Investing Activities
Purchases of property and equipment	(3,453)	(3,526)
Sale of land	—	40
Purchases of subscriber accounts (net of holdbacks)	(64,483)	(66,148)
Net cash used in investing activities	(67,936)	(69,634)

Financing Activities
Payment of deferred financing costs	(1,263)	—
Purchase of treasury stock	(500)	(500)
Proceeds from credit facility	49,850	55,200
Payments of credit facility	(40,064)	(52,014)
Net cash provided by financing activities	8,023	2,686
Increase (decrease) in cash and cash equivalents	53	992
Cash and cash equivalents at beginning of period	862	190
Cash and cash equivalents at end of period	$915	$1,182

Significant cash transactions during the period for:
Federal income tax refund	$—	$8,914
Interest paid	$36,265	$35,087

Non-cash investing and financing activities:
Dividend election on redeemable preferred stock (see Note 5- Redeemable Preferred Stock	$—	$45,212

See accompanying notes.

Monitronics International, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1.              Description of Business and Summary of Significant Accounting Policies

Description of Business

Monitronics International, Inc. (the “Company”) provides security alarm monitoring and related services to residential and business subscribers throughout North America. The Company monitors signals arising from burglaries, fires, and other events through security systems installed by independent dealers at subscribers’ premises.

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

Stock Compensation

On July 1, 2006, the Company adopted Statement No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), issued by the Financial Accounting Standards Board (“FASB”), to account for stock-based employee compensation arrangements. Under the “prospective” transition method, the Company will continue to account for nonvested awards outstanding at the date of adoption of SFAS 123(R) in the same manner as they had been accounted for under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). All awards granted or modified after the date of adoption will be accounted for using the measurement and recognition provisions of SFAS 123(R). The Company has not issued or modified stock-based awards since adoption of SFAS 123(R). Proforma disclosure for outstanding awards accounted for under the intrinsic-value method of APB 25 will no longer be necessary.

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

2.              Prepaid and Other Assets

The Company has approximately $1.4 million in non-interest bearing advances to certain independent dealers made in the ordinary course of business as of March 31, 2007.  The Company believes the debt to be collectible without the necessity of a continued business relationship with such dealers.

3.              Non-Current Liabilities

Non-current liabilities consist of the following  (in thousands):

	March 31,	June 30,
	2007	2006

Revolving credit line and term loan payable	$256,125	$246,338
Senior subordinated notes payable	160,000	160,000
Subordinated notes payable	22,299	22,017
Investor put option (see Note 4 (Related Party Transactions))	364	556
Redeemable preferred stock (see Note 5 (Redeemable Preferred Stock))	51,581	48,098
	490,369	477,009
Less: discount	555	650
Less: current portion	15,057	7,185
	$474,757	$469,174

Monitronics International, Inc.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

On August 25, 2003, the Company entered into its existing $320 million credit facility agreement comprised of a $175.0 million term loan that matures in fiscal year 2010 and a $145.0 million revolving credit facility that matures in fiscal year 2009. Payments under the term loan are payable in quarterly installments from December 31, 2003 through June 30, 2009. The quarterly payment is calculated based upon the amount of the original facility multiplied by 0.25% for the quarters ended December 31, 2003 through September 30, 2006, 1.25% for the quarters ended December 31, 2006 through September 30, 2007 and 3.00% for the quarters ended December 31, 2007 through June 30, 2009 with the remaining balance due at maturity.  As of March 31, 2007, the Company had $90.8 million in borrowings outstanding under the $145 million revolving credit line and had $165.3 million in borrowings outstanding under the term loan. Further, the Company had $54.2 million in availability under the revolving credit line of which $45.3 million was immediately available as calculated under the covenants in the Company’s credit facility, and is charged a commitment fee of 0.5% on the average daily unused portion.  The revolving credit line bears interest at a rate of either prime plus 2.25% or LIBOR plus 3.25%. The term loan bears interest at a rate of either prime plus 2.75% or LIBOR plus 3.75%.  For the nine months ended March 31, 2007, borrowings under the credit facility had a weighted average interest rate of 9.0%.  Interest incurred on borrowings is payable monthly in arrears.

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

The credit facility and subordinated notes have certain financial tests which must be met on a quarterly basis, including maximum total senior debt and total debt to quarterly annualized net operating income, minimum interest coverage ratio, minimum fixed charge coverage ratio and an annual capital expenditure limit. Indebtedness under the credit facility is secured by all of the assets of the Company.  As of March 31, 2007, the Company was in compliance with all required financial tests.

On August 18, 2003, the Company entered into an agreement with the Hull Family Limited Partnership (the “Partnership”) and Mr. James R. Hull, the Company’s then president and chief executive officer, as amended on September 23, 2004, that allowed for the put of $500,000 in value of Class A common stock to the Company in each fiscal year beginning in fiscal 2005 and ending June 30, 2009.  As of March 31, 2007, the Partnership had sold the Company $1,500,000 worth of Class A common stock.  The fair value of the remaining investor put option was $0.4 million at March 31, 2007.  See Note 4 (Related Party Transactions) to these consolidated financial statements.

Monitronics International, Inc.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Scheduled maturities (as defined) of long-term debt at March 31, 2007, utilizing the required payment schedule of the Senior Subordinated Notes, subordinated notes, redeemable preferred stock, credit facility, and the fair value of the investor put option are as follows for fiscal years below (in thousands):

2007	$2,369
2008	69,701
2009	111,750
2010	146,549
2011	160,000
Thereafter	—
$490,369

4.              Related Party Transactions

Concurrently with the Senior Subordinated Notes offering, the Company entered into an agreement with James R. Hull, the Company’s then president and chief executive officer, and the Hull Family Limited Partnership (the “Partnership”) pursuant to which the Company paid Mr. Hull a $2 million transaction fee in cash at the closing of the refinancing on August 25, 2003.  This fee was capitalized as deferred financing costs. On November 7, 2003, the Partnership exercised its right to require the Company to purchase 400,000 shares of Class A common stock at a purchase price of $1 million in cash.  Based on the fair value of the Company’s stock, no expense was recorded related to the repurchase of the Partnership’s shares.  The agreement also gives the Partnership and Mr. Hull a written investor put option to sell up to a combined total of $500,000 in value of Class A common stock to the Company in each of the five fiscal years ending June 30, 2009 at purchase prices per share that are based on a multiple of the Company’s consolidated cash flow. As of March 31, 2007, the Partnership had sold the Company 182,805 shares of Class A common stock for $1,500,000.  As of March 31, 2007, the outstanding liability for the put option was $0.4 million.  The Company will adjust its liability and related SG&A expense as the fair value of the put option changes.

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

Monitronics International, Inc.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

5.              Redeemable Preferred Stock

As of March 31, 2007, there were 8,247,075 shares of Series A preferred stock authorized of which 8,175,075 shares were issued and outstanding.  On November 4, 2005, the holders of the Company’s Series A preferred stock notified it of their election for the Series A preferred stock to begin accruing dividends as permitted under the Company’s articles of incorporation (the “Dividend Election”).  As a result of the Dividend Election, the Company must redeem the Series A preferred stock on June 30, 2008. The terms of the Series A preferred stock following the Dividend Election are described below.

Accounting Treatment

As a result of the Dividend Election made on November 4, 2005, the Company recorded the Series A preferred stock as a debt instrument by reclassifying, from additional paid-in capital to a long-term liability, the amount necessary to adjust the Series A preferred stock to its fair value as of the date of the Dividend Election. The Company obtained an independent valuation of the Series A preferred stock to determine the fair value of the Series A preferred stock. On November 4, 2005, the fair value of the of the Series A preferred stock was $45.2 million. The fair value of the liability will be accreted to the redemption amount of $57.9 million payable at June 30, 2008 using the interest rate implicit at the Dividend Election date.  As of March 31, 2007, the Company reported a liability for the Series A preferred stock of $51.6 million consisting of $45.2 million as of November 4, 2005, which was the fair value of the Series A Preferred stock, plus accrued interest of $6.4 million.  The liquidation preference of the Series A preferred stock as of March 31, 2007 is $50.8 million as calculated per the Company’s articles of incorporation (see Liquidation Preference below).

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

Monitronics International, Inc.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

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

Liquidation Preference

The Series A preferred stock will have a liquidation preference per share based on the Liquidation Value (as defined below) plus accrued and unpaid dividends. As of March 31, 2007, the Series A preferred stock had an aggregate liquidation preference of $49.6 million consisting of a Liquidation Value of $45.2 million as of November 4, 2005, which was the fair value of the Series A preferred stock, plus accrued and unpaid dividends of $4.4 million.

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

Monitronics International, Inc.

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

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

The table below presents subscriber data for the twelve months ended March 31, 2007 and 2006:

	Twelve Months Ended March 31,
	2007	2006
Beginning balance of accounts	485,185	449,128
Accounts purchased	73,686	94,630
Accounts canceled(1)	(65,686)	(56,273)
Accounts guaranteed to be refunded from holdback	(2,825)	(2,300)
Ending balance of accounts	490,360	485,185
Attrition rate	13.5%	12.0%

(1) Net of canceled accounts that are contractually guaranteed by the dealer and new owner  takeovers.

We saw an expected rise in attrition over the past nine months which resulted in an increase in our trailing twelve-month attrition rate to 13.5% for the period ended March 31, 2007 versus 12.0% for the period ended March 31, 2006. This increase in attrition was primarily due to significantly more subscribers than typical reaching the end of their initial 3-year term during the period due to higher purchase volumes in the summer of 2003. As discussed above, our pool attrition data shows that attrition rates peak during the few months following the end of the initial term and then decrease beyond that point.

Results of Operations

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Revenues. Total revenues were $48.5 million in the three months ended March 31, 2007 compared to $46.7 million in the three months ended March 31, 2006, which was an increase of $1.8 million, or 4%. This increase was primarily attributable to an increase in the average revenue per subscriber, as well as growth in the average number of subscriber accounts and higher field technical service revenue.

Cost of services. Cost of services was $6.4 million for the three months ended March 31, 2007 compared to $5.7 million for the three months ended March 31, 2006, which was an increase of $0.7 million, or 12%. As a percentage of revenues, cost of services was 13% for the three months ended March 31, 2007 compared to 12% for the three months ended March 31, 2006 due to higher field technical service expense. The increase reflects higher complimentary service work and upgrades to assist in retaining customers. The increase was partially offset by higher service revenue.

Sales, general and administrative (SG&A).  SG&A was $9.5 million for the three months ended March 31, 2007 compared to $9.0 million for the three months ended March 31, 2006, which was an increase of $0.5 million, or 6%. As a percentage of revenues, SG&A was 19% for both the three months ended March 31, 2007 and March 31, 2006, respectively.

Amortization. Amortization of intangibles was $23.4 million in the three months ended March 31, 2007 compared to $22.3 million in the three months ended March 31, 2006, which was an increase of $1.1 million, or 5%. The increase was attributable to the purchase of subscriber accounts through our authorized dealer program.

Interest expense. Interest expense was $13.2 million in the three months ended March 31, 2007 compared to $12.0 million in the three months ended March 31, 2006, which was an increase of $1.2 million, or 10%. The increase resulted from increases in variable interest rates.

Net loss. Net loss was $4.8 million in the three months ended March 31, 2007 compared to a net loss of $2.7 million in the three months ended March 31, 2006.  The increase in net loss was primarily due to higher interest expense.

Nine Months Ended March 31, 2007 Compared to Nine Months Ended March 31, 2006

Revenues. Total revenues were $144.2 million in the nine months ended March 31, 2007 compared to $138.3 million in the nine months ended March 31, 2006, which was an increase of $5.9 million, or 4%. This increase was primarily attributable to an increase in the average revenue per subscriber, as well as growth in the average number of subscriber accounts and higher field technical service revenue.

Cost of services. Cost of services was $19.2 million in the nine months ended March 31, 2007 compared to $16.9 million in nine months ended March 31, 2006, which was an increase of $2.3 million, or 14%. As a percentage of revenues, cost of services was 13% for the nine months ended March 31, 2007 and 12% for the nine months ended March 31, 2006 due to higher field technical service expense. The increase in attrition and accounts coming to the end of their initial term caused us to increase our complimentary service work and upgrades in an effort to retain customers. The increase was partially offset by higher service revenue.

Sales, general and administrative. SG&A was $27.1 million in the nine months ended March 31, 2007 compared to $26.9 million in the nine months ended March 31, 2006, which was an increase of $0.2 million, or 1%.  As a percentage of revenues, SG&A was 18.8% for the nine months ended March 31, 2007 and 19.5% for the nine months ended March 31, 2006.  The decrease in SG&A expense as a percentage of revenues was primarily due to a lower allowance for doubtful accounts and lower professional fees related to ongoing legal matters.

Amortization. Amortization of intangibles was $69.1 million in the nine months ended March 31, 2007 compared to $65.9 million in the nine months ended March 31, 2006, which was an increase of  $3.2 million, or 5%. The increase was attributable to growth in our purchased subscriber accounts through our authorized dealer program.

Interest expense. Interest expense was $39.6 million in the nine months ended March 31, 2007 compared to $35.1 million in the nine months ended March 31, 2006, which was an increase of $4.5 million, or 13%. The increase resulted from increases in variable rates and this year’s results including a full nine months of interest expense related to the Dividend Election made by the redeemable preferred shareholders on November 4, 2005 (see Note 5 - Redeemable Preferred Stock).

Net loss.  Net loss was $13.5 million in the nine months ended March 31, 2007 compared to a net loss of $8.3 million in the nine months ended March 31, 2006.  The increase in net loss was primarily due to higher interest expense.

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

As of March 31, 2007 and June 30, 2006, we had working capital deficits of $28.0 million and $25.0 million, respectively.  Changes in our working capital deficit included a $7.9 million increase in the current portion of long-term debt resulting from an increase in the repayment rate on our term loan principal from 0.250% in each quarter of fiscal year 2006 and in the first quarter of fiscal year 2007 to 1.250% in each of the last three quarters of fiscal year 2007 and a $2.9 million decrease in interest payable primarily due to the semi-annual interest payment on March 1, 2007.

Net cash provided by operating activities for the nine months ended March 31, 2007 was $60.0 million compared to $67.9 million for the nine months ended March 31, 2006. The decrease in cash provided by operating activities was primarily due to an $8.9 million federal income tax refund received during the nine months ended March 31, 2006.

Net cash used in investing activities for the nine months ended March 31, 2007 was $67.9 million, compared to $69.6 million for the nine months ended March 31, 2006. Capital expenditures were $3.5 million for both the nine months ended March 31, 2007 and March 31, 2006, respectively. Capital expenditures were primarily for upgrading computer systems and the build-out of a back-up monitoring center. Capital expenditures are expected to vary based on the growth of our subscriber account base and improvements to our technology, operating and financial systems. Purchases of subscriber accounts consist of all direct external payments associated with the creation of subscriber accounts. The portion of the purchase holdback paid to dealers at the end of the guarantee period is included in this amount when paid.  The decrease in subscriber account purchases to $64.5 million from $66.2 million primarily reflects discontinuing account purchases from our largest dealer during the second quarter of fiscal year 2006.

Our net cash provided by financing activities for the nine months ended March 31, 2007 was $8.0 million compared to $2.7 million for the nine months ended March 31, 2006 primarily due to net borrowing of $9.8 million from our credit facility and further reduced by $1.3 million of additional deferred financing costs incurred.

As of March 31, 2007, we had $256.1 million outstanding under our credit facility, bearing interest at a weighted average rate for the nine months ended March 31, 2007 of approximately 9.0% per annum, and we had approximately $54.2 million in borrowing availability under our revolving credit line, of which $45.3 million was immediately available as calculated under the covenants in our credit facility.  In addition, we had $182.3 million in principal amount outstanding of senior subordinated and subordinated notes as of March 31, 2007.

As of March 31, 2007, there were 8,247,075 shares of Series A preferred stock authorized of which 8,175,075 shares were issued and outstanding. On November 4, 2005, the holders of our Series A preferred stock notified us of their election for the Series A preferred stock to begin accruing dividends as permitted under our articles of incorporation (the “Dividend Election”). As a result of the Dividend Election, we must redeem the Series A preferred stock on June 30, 2008. If we have not redeemed the Series A preferred stock on June 30, 2008, the dividend rate will increase to the greater of 24% and the maximum rate permitted by law.  If we have not redeemed the Series A preferred stock by June 30, 2009, the holders of a majority of the outstanding Series A preferred stock may elect to initiate the sale or liquidation of the Company.

As a result of the Dividend Election made on November 4, 2005, we recorded the Series A preferred stock as a liability by reclassifying, from additional paid-in capital to a long-term liability, the amount necessary to adjust the Series A preferred stock to its fair value as of the Dividend Election date. We obtained an independent valuation of the Series A preferred stock to determine the fair value of the Series A preferred stock. On November 4, 2005, the fair value of the Series A preferred stock was $45.2 million. The fair value of the liability will be accreted to the redemption amount of $57.9 million to be paid at June 30, 2008 using the interest rate implicit at the Dividend Election date. As of March 31, 2007, we reported a liability for the Series A preferred stock of $51.6 million consisting of $45.2 million as of November 4, 2005, which was the fair value of the Series A Preferred stock, plus accrued interest of $6.4 million. The liquidation preference of the Series A preferred stock as of March 31, 2007 is $50.8 million as calculated per our articles of incorporation (see Liquidation Preference in Note 5 - Redeemable Preferred Stock to the consolidated financial statements, included in this Quarterly Report on Form 10-Q).

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

We further preserve our borrowing capacity by following a cash management practice of maintaining a low ongoing cash balance. However, our ability to meet our debt service and other obligations depends on our future performance, which in turn is subject to general economic conditions and other factors, certain of which are beyond our control. If we are unable to generate sufficient cash flow from operations or otherwise to comply with the terms of the indenture governing the senior subordinated notes or our other debt instruments, we may be required to refinance all or a portion of our existing debt or obtain additional financing. Further, the agreements or indentures governing our credit facility, our senior subordinated notes and subordinated notes contain financial covenants relating to capital expenditure limits, maximum total debt to annualized quarterly EBITDA, maximum total senior debt to annualized quarterly EBITDA, interest coverage and fixed charge coverage that may impact our ability to refinance all or a portion of our existing debt or obtain additional financing.  As of March 31, 2007, we were in compliance with all required financial tests.

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

Goodwill. As of March 31, 2007, we had goodwill of $14.8 million, which represents 2.9% of our total assets. We test goodwill annually for impairment and record an impairment charge if the carrying amount exceeds the fair value. We use a discounted cash flow approach as well as other methods to determine the fair value used in our test for impairment of goodwill. The results of this methodology depend upon a number of estimates and assumptions relating to cash flows, discount rates and other matters. Accordingly, such testing is subject to certain uncertainties, which could cause the fair value of goodwill to fluctuate from period to period.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We have interest rate risk, in that borrowings under our credit facility are based on variable market interest rates. As of March 31, 2007, we had $256.1 million of variable rate debt outstanding under our credit facility. Presently, the revolving credit line bears interest at a rate of prime plus 2.25% or LIBOR plus 3.25%, with the term loan at a rate of prime plus 2.75% or LIBOR plus 3.75%. To control our exposure to interest rates under our facility, we may be required to utilize interest rate caps under our credit facility. As of March 31, 2007, we were not required to purchase interest rate caps. A hypothetical 10% increase in our credit facility’s weighted average interest rate of 9.0% per annum for the nine months ended March 31, 2007 would correspondingly decrease our earnings and operating cash flows by approximately $1.7 million.

Our privately issued $22.3 million subordinated notes due March 1, 2010 have a fixed interest rate of 14.5%, but have exposure to changes in the debt’s fair value. In connection with our August 2003 refinancing, we amended the terms of these subordinated notes to extend the maturity date from January 18, 2009 to March 1, 2010 and to increase the interest rate from 13.5% per annum to 14.5% per annum. In addition, we issued $160.0 million aggregate principal amount of our senior subordinated notes due September 1, 2010 with a fixed interest rate of 11.75%, which has exposure to changes in the debt’s fair value.  We believe that the fair value of our total subordinated debt is approximately $189.6 million (book value of $182.3 million).  The fair value of our total subordinated debt is based on the quoted market price of our senior subordinated debt.

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

Item 1A.  Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended June 30, 2006.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None

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

10.1*

Fourth Amendment to Credit Agreement, dated March 29, 2007 by and among Monitronics International, Inc., the lenders (named therein), Bank of America, N.A., as successor by merger to Fleet National Bank, as administrative agent for each of the credit parties thereto, and Bank of America, N.A., as syndication agent for each of the other credit parties thereto

10.2*	Waiver Amendment, dated as of March 29, 2007 by and between Monitronics International, Inc., and The Northwestern Mutual Life Insurance Company

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

MONITRONICS INTERNATIONAL, INC.

	By:	/s/ Michael R. Haislip
Michael R. Haislip
Chief Executive Officer and President
(Principal Executive Officer)

	By:	/s/ Michael R. Meyers
Michael R. Meyers
Chief Financial Officer and Vice President
Date: May 14, 2007		(Principal Financial and Accounting Officer)