Form 10-Q
period 2012-06-30
MONITRONICS INTERNATIONAL INC
filed 2012-08-14
CIK 1265107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number 333-181379

MONITRONICS INTERNATIONAL, INC.

(Exact name of Registrant as specified in its charter)

State of Delaware	74-2719343
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

2350 Valley View Lane, Suite 100
Dallas, Texas	75234
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (972) 243-7443

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of August 14, 2012 Monitronics International, Inc. is a wholly owned subsidiary of Ascent Capital Group, Inc.

Item 1. Financial Statements

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

Amounts in thousands, except share amounts

(unaudited)

	June 30,	December 31,
	2012	2011

Assets
Current assets:
Cash and cash equivalents	$1,787	2,110
Restricted cash	—	23,420
Trade receivables, net of allowance for doubtful accounts of $1,698 in 2012 and $1,815 in 2011	10,399	10,973
Deferred income tax assets, net	4,516	4,516
Prepaid and other current assets	9,817	13,387
Total current assets	26,519	54,406

Restricted cash	—	28,000
Property and equipment, net of accumulated depreciation of $7,525 in 2012 and $4,903 in 2011	19,834	19,977
Subscriber accounts, net	844,199	838,441
Dealer network, net	34,893	39,933
Goodwill	349,227	349,227
Other assets, net	20,738	2,877
Total assets	$1,295,410	1,332,861

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,393	3,864
Accrued payroll and related liabilities	2,661	2,523
Other accrued liabilities	22,334	16,085
Deferred revenue	7,225	6,803
Purchase holdbacks	11,536	12,273
Current portion of long-term debt	5,500	60,000
Total current liabilities	53,649	101,548

Non-current liabilities:
Long-term debt (note 5)	947,823	892,718
Derivative financial instruments	11,240	36,279
Deferred income tax liability, net	8,057	7,844
Other liabilities	4,490	5,099
Total liabilities	1,025,259	1,043,488

Commitments and contingencies (note 8)

Stockholders’ equity:
Common stock, $.01 par value. 1 share authorized, issued and outstanding at June 30, 2012 and December 31, 2011, respectively	—	—
Additional paid-in capital	299,156	299,613
Accumulated deficit	(17,765)	(10,240)
Accumulated other comprehensive loss	(11,240)	—
Total stockholders’ equity	270,151	289,373
Total liabilities and stockholders’ equity	$1,295,410	1,332,861

See accompanying notes to condensed consolidated financial statements.

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

Amounts in thousands, except share amounts

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011

Net revenue	$83,315	$77,577	165,196	151,447

Operating expenses:
Cost of services	11,391	9,597	22,450	18,727
Selling, general, and administrative, including stock-based and long-term incentive compensation	14,653	14,076	29,004	27,163
Amortization of subscriber accounts and dealer network	39,349	39,025	77,430	76,741
Depreciation	1,320	1,153	2,622	2,253
	66,713	63,851	131,506	124,884

Operating income	16,602	13,726	33,690	26,563

Other expense:
Interest expense	19,347	10,348	30,969	20,724
Realized and unrealized loss on derivative financial instruments	—	5,833	2,044	6,307
Refinancing expense	4	—	6,245	—
Other expense	333	—	619	—
	19,684	16,181	39,877	27,031

Net loss before income taxes	(3,082)	(2,455)	(6,187)	(468)
Income tax expense	671	634	1,338	1,157

Net loss	(3,753)	(3,089)	(7,525)	(1,625)

Other comprehensive income (loss):
Unrealized loss on derivative contracts	(8,835)	—	(11,240)	—
Other comprehensive income (loss)	(8,835)	—	(11,240)	—

Comprehensive income (loss)	$(12,588)	$(3,089)	(18,765)	(1,625)

See accompanying notes to condensed consolidated financial statements.

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

Amounts in thousands

(unaudited)

	Six months ended
	June 30,
	2012	2011

Cash flows from operating activities:
Net loss	$(7,525)	(1,625)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of subscriber accounts and dealer network	77,430	76,741
Depreciation	2,622	2,253
Stock based compensation	580	48
Deferred income tax expense	213	117
Unrealized gain on derivative financial instruments	(6,793)	(12,759)
Refinancing expense	6,245	—
Long-term debt amortization	4,101	8,331
Other non-cash activity, net	3,689	3,141
Changes in assets and liabilities:
Trade receivables	(2,165)	(2,102)
Prepaid expenses and other assets	(216)	(548)
Payables and other liabilities	6,729	2,106

Net cash provided by operating activities	84,910	75,703

Cash flows from investing activities:
Capital expenditures	(2,479)	(1,748)
Purchases of subscriber accounts	(78,885)	(76,336)
Decrease in restricted cash	51,420	3,439

Net cash used in investing activities	(29,944)	(74,645)

Cash flows from financing activities:
Proceeds from long-term debt	967,200	28,000
Payments to long-term debt	(977,375)	(27,800)
Refinancing costs	(44,114)	—
Dividend to Ascent	(1,000)	—

Net cash provided by (used in) financing activities	(55,289)	200

Net increase (decrease) in cash and cash equivalents	(323)	1,258

Cash and cash equivalents at beginning of period	2,110	166

Cash and cash equivalents at end of period	$1,787	1,424

Supplemental cash flow information:
State taxes paid	$2,108	1,797
Interest paid	15,332	12,057

See accompanying notes to condensed consolidated financial statements.

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(1)                                 Basis of Presentation

Monitronics International, Inc. and subsidiaries (the “Company” or “Monitronics”), is a wholly owned subsidiary of Ascent Capital Group, Inc. (“Ascent Capital”).  Monitronics provides security alarm monitoring and related services to residential and business subscribers throughout the United States and parts of Canada.  The Company monitors signals arising from burglaries, fires and other events through security systems installed by independent dealers at subscribers’ premises.

The unaudited interim financial information of the Company has been prepared in accordance with Article 10 of the Securities and Exchange Commission’s, or the SEC, Regulation S-X. Accordingly, it does not include all of the information required by generally accepted accounting principles in the U.S., or U.S. GAAP, for complete financial statements.  The Company’s unaudited condensed consolidated financial statements as of June 30, 2012, and for the three and six months ended June 30, 2012 and 2011, include Monitronics and all of its direct and indirect subsidiaries.  The accompanying interim condensed consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year.  These condensed consolidated financial statements should be read in conjunction with the Monitronics consolidated financial statements for the year ended December 31, 2011 included in the Company’s Registration Statement on Form S-4/A, filed with the Securities and Exchange Commission on June 22, 2012.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of revenue and expenses for each reporting period.  The significant estimates made in preparation of the Company’s condensed consolidated financial statements primarily relate to valuation of goodwill, other intangible assets, long-lived assets, deferred tax assets, derivative financial instruments, and the amount of the allowance for doubtful accounts. These estimates are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts them when facts and circumstances change. As the effects of future events cannot be determined with any certainty, actual results could differ from the estimates upon which the carrying values were based.

The Company has reclassified certain prior period amounts to conform to the current period’s presentation.

(2)                                 Recent Accounting Pronouncements

There were no new accounting pronouncements issued during the three months ended June 30, 2012 that had a material impact on the Company.

(3)                                 Other Accrued Liabilities

Other accrued liabilities consisted of the following (amounts in thousands):

	June 30, 2012	December 31, 2011

Interest payable	$10,418	$2,847
Taxes payable	1,225	2,207
Legal accrual	8,784	8,794
Other	1,907	2,237
Total Other accrued liabilities	$22,334	$16,085

 (4)                              Stock Compensation

In the second quarter of 2012, certain employees were granted awards for a total of 25,500 restricted shares of Ascent Capital’s Series A common stock, vesting over a period of four years.  The fair values for the restricted stock awards were the closing prices of Ascent Capital’s Series A common stock on the applicable dates of grant.  The weighted average fair value of the restricted stock on an aggregate basis for all such grants was $50.47 per share.

In the second quarter of 2012, certain employees were granted a total of 78,750 options to purchase shares of Ascent Capital’s Series A common stock at an exercise price of $50.47 per share.  Such options vest over a period of four years, terminate on June 30, 2019, and had a weighted average fair value at the date of grant of $19.96 per option, as determined using the Black-Scholes Model.  The assumptions used in the Black-Scholes Model to determine grant date fair value were a volatility factor of 45%, a risk-free interest rate of 0.76%, an expected life of approximately five years, and a dividend yield of zero.

(5)                                 Long-Term Debt

Long-term debt consisted of the following (amounts in thousands):

	June 30, 2012	December 31, 2011

Class A-1a Term Notes due July, 2027, LIBOR plus 1.8% (a)	$—	$345,577
Class A-1b Term Notes due July, 2027, LIBOR plus 1.7% (a)	—	98,676
Class A-2 Term Notes due July, 2037, LIBOR plus 2.2% (a)	—	98,978
Class A-3 Variable Funding Note due July, 2037, LIBOR plus 1.8% (a)	—	256,558
Class A-4 Variable Funding Note due July, 2037, LIBOR plus 1.8% (a)	—	27,629
Term Loan due June 30, 2012 (a, b)	—	60,000
$115 million revolving credit facility, matures December 17, 2013, LIBOR plus 4.5% (a)	—	65,300
9.125% Senior Notes due April 1, 2020	410,000	—
Term loan, matures March 23, 2018, LIBOR plus 4.25%, subject to a floor of 1.25%	543,323	—
	953,323	952,718
Less current portion of long-term debt	(5,500)	(60,000)
Long-term debt	$947,823	$892,718

(a)          These facilities were repaid in full in conjunction with the March 23, 2012 debt refinancing.

(b)         The interest rate on the term loan was LIBOR plus 3.5% until July 1, 2011, then LIBOR plus 4.0% until January 1, 2012, and LIBOR plus 4.5% thereafter.

On March 23, 2012, Monitronics closed on a $410,000,000 privately placed debt offering of 9.125% Senior Notes due 2020 (the “Senior Notes”) and entered into a credit agreement which provides for a term loan with an aggregate principal amount of $550,000,000 and a revolving credit facility with an available principal amount of up to $150,000,000 (together, the “Credit Facility”).  The Senior Notes and Credit Facility are guaranteed by all of Monitronics’ existing subsidiaries, and the Credit Facility is secured by a pledge of all of the outstanding stock of Monitronics and all of its existing subsidiaries.  Ascent Capital has not guaranteed any of Monitronics’ obligations under the Senior Notes or the Credit Facility.

Proceeds from the Credit Facility term loan and the Senior Notes, together with cash on hand, were used to retire all outstanding borrowings under Monitronics’ former credit facility, securitization debt, and to settle all related derivative contracts.

As a result of the refinancing, the Company accelerated amortization of the securitization debt premium and certain deferred financing costs related to the former senior secured credit facility, and expensed certain other refinancing costs.  The components of the refinancing costs, reflected in the condensed consolidated statement of operations and comprehensive income (loss) as a component of Other income (expense), are as follows (amounts in thousands):

For the Six Months Ended
June 30, 2012

Accelerated amortization of deferred financing costs	$389
Accelerated amortization of securitization debt discount	6,679
Other refinancing costs	7,628
Gain on early termination of derivative instruments	(8,451)
Total refinancing expenses	$6,245

In connection with the March 2012 refinancing, the Company recorded deferred financing costs of $19,843,000 related to the Senior Notes and Credit Facility, which are included in Other assets on the accompanying condensed consolidated balance sheet as of June 30, 2012, and will be amortized over the term of the new respective debt instrument using the effective-interest method.

On the closing date of the Credit Facility, Monitronics also entered into an interest rate swap agreement, with terms similar to the Credit Facility term loan, in an aggregate notional amount of $550,000,000 in order to reduce the financial risk related to changes in interest rates associated with the floating rate term loan under the Credit Facility (the “Swap”).  The Swap has a maturity date of March 23, 2018 to match the term of the Credit Facility term loan.  The notional amount of the Swap will decrease over time matching the scheduled minimum principal payments of the term loan.  The Swap has been designated as an effective hedge of the Company’s variable rate debt and qualifies for hedge accounting.  See note 6 for further disclosures related to derivative instruments.  As a result of the Swap, the interest rate on the borrowings under the Credit Facility term loan has been effectively converted from variable to fixed at a rate of 6.3%.  On March 23, 2012, in connection with the refinancing, Monitronics terminated its previously outstanding interest rate agreements, which did not qualify for hedge accounting, resulting in a gain of $8,451,000.

Senior Notes

The Senior Notes, in the principal amount of $410,000,000, mature on April 1, 2020 and bear interest at 9.125% per annum.  Interest payments are due semi-annually on April 1 and October 1 of each year, beginning on October 1, 2012.  The Company has offered to exchange the Senior Notes for identical securities in a registered offering under the Securities Act of 1933, as amended.  The exchange offer expired on August 6, 2012.  See note 9 for further disclosure related to the exchange offer.

Credit Facility

In connection with the March 2012 refinancing, the Company entered into a new senior secured credit facility with the lenders party thereto and Bank of America, N.A., as administrative agent.  The Credit Facility provides a $550,000,000 term loan, at a 1% discount, and a $150,000,000 revolving credit facility.  The Credit Facility term loan bears interest at LIBOR, subject to a floor of 1.25%, plus 4.25% and matures on March 23, 2018.  Principal payments of $1,375,000 and interest on the term loan are due quarterly, beginning on June 30, 2012.  The Credit Facility revolver bears interest at LIBOR plus 4.25%, subject to a floor of 1.25%, and matures on March 23, 2017.  There is an annual commitment fee of 0.50% on unused portions of the revolving credit facility.  At any time after the occurrence of an event of default under the Credit Facility, the lenders may, among other options, declare any amounts outstanding under the Credit Facility immediately due and payable and terminate any commitment to make further loans under the Credit Facility.  In addition, failure to comply with restrictions contained in the Senior Notes indebtedness could lead to an event of default under the Credit Facility.  The obligations under the Credit Facility are secured by a pledge of the stock of Monitronics and all of its existing subsidiaries.

The terms of the Senior Notes and Credit Facility provide for certain financial and nonfinancial covenants.  As of June 30, 2012, the Company was in compliance with all required covenants.

Principal payments scheduled to be made on the Company’s debt obligations are as follows:

Remainder of 2012	$2,750
2013	5,500
2014	5,500
2015	5,500
2016	5,500
2017	5,500
Thereafter	928,375
Total	$958,625

(6)                             Derivatives

The Company utilizes an interest rate swap to reduce the interest rate risk inherent in Monitronics’ variable rate Credit Facility term loan.  The valuation of this instrument is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatility. The Company incorporates credit valuation adjustments to appropriately reflect the respective counterparty’s nonperformance risk in the fair value measurements.

In March 2012, the Company entered into an interest rate swap agreement with an original notional amount of $550,000,000 in order to hedge changes in the variable rate interest expense of the Credit Facility term loan that matures on March 23, 2018.  Under the Swap, Monitronics receives interest at a rate based on the maximum of either three-month LIBOR or 1.25% (to mirror variable rate interest provisions of the underlying hedged debt), and pays interest at a fixed rate of 2.055%, effective March 23, 2012 through March 23, 2018.  The Swap is designated and qualifies as a cash flow hedging instrument, with the effective portion of the Swap’s change in fair value recorded in Other Comprehensive Income (OCI).  The Swap of the variable rate interest is deemed to be a highly effective hedge, and resulted in no gain or loss recorded for hedge ineffectiveness in the consolidated condensed statement of operations and comprehensive income (loss) for the three and six months ended June 30, 2012.  Amounts in OCI are reported in interest expense when the hedged interest payments on the underlying debt are recognized.  The fair value of the Swap was determined using a model with Level 2 inputs including quoted market prices for contracts with similar terms and maturity dates. Amounts of OCI relating to the Swap expected to be recognized in interest expense in the coming 12 months total $4,400,000.

The impact of the Swap on the condensed consolidated financial statements is depicted below:

	Three months ended June 30, 2012		Six months ended June 30, 2012
	Gain (loss) recognized in Other comprehensive income (loss)	Gain (loss) recognized in Net income (loss) (a)	Gain (loss) recognized in Other comprehensive income (loss)	Gain (loss) recognized in Net income (loss) (a)

Derivative designated as cash flow hedge:
Interest rate swap	(9,954,000)	(1,119,000)	(12,457,000)	(1,217,000)

(a)          Amount represents reclassification from Accumulated other comprehensive income (loss) and is included in Interest expense in the unaudited condensed consolidated statements of operations and comprehensive income (loss).

On March 23, 2012, in connection with the refinancing, the Company terminated all of its previously outstanding derivative financial instruments and recorded a gain of $8,451,000.  These derivative financial instruments were not designated as hedges.  For the six months ended June 30, 2012, the realized and unrealized loss on derivative financial instruments includes settlement payments of $8,837,000 partially offset by a $6,793,000 unrealized gain related to the change in the fair value of these derivatives prior to their termination in March 2012.  For the three months ended June 30, 2011, the realized and unrealized loss on derivative financial instruments includes settlement payments of $9,431,000 partially offset by a $3,598,000 unrealized gain related to the change in the fair value of these derivatives.  For the six months ended June 30, 2011, the realized and unrealized loss on derivative financial instruments includes settlement payments of $19,066,000 partially offset by a $12,759,000 unrealized gain related to the change in the fair value of these derivatives.

See note 7, Fair Value Measurements, for additional information regarding the fair value of the Company’s derivative arrangements.

(7)                                 Fair Value Measurements

According to the Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification, fair value is defined as the amount that would be received for selling an asset or paid to transfer a liability in an orderly transaction between market participants and requires that assets and liabilities carried at fair value are classified and disclosed in the following three categories:

•                  Level 1 - Quoted prices for identical instruments in active markets.

•                  Level 2 - Quoted prices for similar instruments in active or inactive markets and valuations derived from models where all significant inputs are observable in active markets.

•                  Level 3 - Valuations derived from valuation techniques in which one or more significant inputs are unobservable in any market.

The following summarizes the fair value level of assets and liabilities that are measured on a recurring basis at June 30, 2012 and December 31, 2011 (amounts in thousands):

	Level 1	Level 2	Level 3	Total

June 30, 2012
Derivative financial instruments - liabilities	$—	(11,240)	—	(11,240)
Total	$—	(11,240)	—	(11,240)

December 31, 2011
Derivative financial instruments - assets	$—	25	—	25
Derivative financial instruments - liabilities	—	(19,320)	(16,959)	(36,279)
Total	$—	(19,295)	(16,959)	(36,254)

The Company has determined that the majority of the inputs used to value the Swap fall within Level 2 of the fair value hierarchy.  The credit valuation adjustments associated with the derivative utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by its counterparty.  As the counterparty has publicly available credit information, the credit spreads over LIBOR used in the calculations represent implied credit default swap spreads obtained from a third-party credit data provider.  However, as of June 30, 2012, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Swap.  As a result, the Company has determined that its derivative valuation is classified in Level 2 of the fair value hierarchy.

The following table presents the activity in the Level 3 balances (amounts in thousands):

	Six months ended June 30,
	2012	2011

Beginning balance	$(16,959)	(42,935)
Unrealized gain recognized	16,959	11,926
Ending balance	$—	(31,009)

The Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable are carried at cost, which approximates their fair value because of their short-term maturity.

(8)                                 Commitments, Contingencies and Other Liabilities

The Company is involved in litigation and similar claims incidental to the conduct of its business. Matters that are probable of unfavorable outcome to the Company and which can be reasonably estimated are accrued. Such accruals are based on information known about the matters, management’s estimate of the outcomes of such matters and experience in contesting, litigating and settling similar matters.  In management’s opinion, none of the pending actions is likely to have a material adverse impact on the Company’s financial position or results of operations.

(9)                                 Subsequent Events

On July 9, 2012, the Company commenced an exchange offer (the “Exchange Offer”) in which up to $410,000,000 aggregate principal amount of exchange notes (the “Exchange Notes”) registered under the Securities Act were offered in exchange for the same principal amount of the outstanding Senior Notes. The terms of the Exchange Notes and the outstanding Senior Notes are substantially identical, except that the transfer restrictions and registration rights relating to the Senior Notes do not apply to the Exchange Notes. The Exchange Offer was commenced in order to satisfy Monitronics’ obligations under the registration rights agreement related to the outstanding Senior Notes. The Exchange Offer expired on August 6, 2012 and all the Senior Notes were tendered for exchange. On August 7, 2012, the Company issued $410,000,000 aggregate principal amount of Exchange Notes in exchange for the tendered Senior Notes.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, marketing and operating strategies, integration of acquired businesses, new service offerings, financial prospects, and anticipated sources and uses of capital. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

•                  general business conditions and industry trends;

•                  macroeconomic conditions and their effect on the general economy and on the US housing market, in particular single family homes which represent the Company’s largest demographic;

•                  uncertainties in the development of our business strategies, including market acceptance of new products and services;

•                  the competitive environment in which we operate, in particular increasing competition in the alarm monitoring industry from larger existing competitors and potential new market entrants;

•                  integration of acquired businesses;

•                  the regulatory environment in which we operate, including the multiplicity of jurisdictions and licensing requirements to which the Company is subject and the risk of new regulations, such as the increasing adoption of false alarm ordinances;

•                  rapid technological changes which could result in the obsolescence of currently utilized technology and the need for significant upgrade expenditures;

•                  the availability and terms of capital, including the ability of the Company to obtain additional funds to grow its business;

•                  the Company’s high degree of leverage and the restrictive covenants governing its indebtedness;

•                  the outcome of any pending, threatened, or future litigation, including potential liability for failure to respond adequately to alarm activations;

•                  availability of qualified personnel;

•                  the Company’s anticipated growth strategies;

•                  Monitronics’ ability to acquire and integrate additional accounts, including competition for dealers with other alarm monitoring companies which could cause an increase in expected subscriber acquisition costs;

•                  the operating performance of the Company’s network, including the potential for service disruptions due to acts of nature or technology deficiencies;

•                  the reliability and creditworthiness of the Company’s independent alarm systems dealers and subscribers;

•                  changes in the Company’s expected rate of subscriber attrition; and

•                  the trend away from the use of public switched telephone network lines and resultant increase in servicing costs associated with alternative methods of communication.

For additional risk factors, please see the Risk Factors section of the Company’s Registration Statement on Form S-4/A, filed with the Securities and Exchange Commission on June 22, 2012.  These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

The following discussion and analysis provides information concerning our results of operations and financial condition.  This discussion should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto included elsewhere herein and our consolidated financial statements for the year ended December 31, 2011 included in the Company’s Registration Statement on Form S-4/A, filed with the Securities and Exchange Commission on June 22, 2012.

Overview

The Company provides security alarm monitoring and related services to residential and business subscribers throughout the United States and parts of Canada.  The Company monitors signals arising from burglaries, fires and other events through security systems at subscribers’ premises.  Nearly all of its revenues are derived from monthly recurring revenues under security alarm monitoring contracts purchased from independent dealers in its exclusive nationwide network.

Attrition

Account cancellation, otherwise referred to as subscriber attrition, has a direct impact on the number of subscribers that Monitronics serves and on its financial results, including revenues, operating income and cash flow.  A portion of the subscriber base can be expected to cancel its service every year.  Subscribers may choose not to renew or may terminate their contract for a variety of reasons, including relocation, cost, and switching to a competitors’ service.  The largest category of canceled accounts relate to subscriber relocation or the inability to contact the subscriber.  The Company defines its attrition rate as the number of canceled accounts in a given period divided by the weighted average number of subscribers for that period.  The Company considers an account canceled if payment from the subscriber is deemed uncollectible or if the subscriber cancels for various reasons.  If a subscriber relocates but continues its service, this is not a cancellation.  If the subscriber relocates, discontinues its service and a new subscriber takes over the original subscriber’s service continuing the revenue stream (a “new owner takeover”), this is also not a cancellation.  Monitronics adjusts the number of canceled accounts by excluding those that are contractually guaranteed by its dealers.  The typical dealer contract provides that if a subscriber cancels in the first year of its contract, the dealer must either replace the canceled account with a new one or refund the purchase price. To help ensure the dealer’s obligation to Monitronics, Monitronics typically holds back a portion of the purchase price for every account purchased, ranging from 5-10%.  In some cases, the amount of the purchase holdback may be less than actual attrition experience.

The table below presents subscriber data for the twelve months ended June 30, 2012 and 2011:

	Twelve Months Ended June 30,
	2012	2011

Beginning balance of accounts	688,119	645,874
Accounts purchased (a)	108,600	124,580
Accounts canceled (b)	(81,747)	(74,037)
Canceled accounts guaranteed to be refunded from holdback	(3,140)	(8,298)
Ending balance of accounts	711,832	688,119
Monthly weighted average accounts	701,515	667,865
Attrition rate (a)	(11.7)%	(11.1)%

(a)          During the three months ended June 30, 2012 and 2011, the Company purchased 26,358 and 28,559 subscriber accounts, respectively.  Monthly recurring revenue purchased during the three months ended June 30, 2012 and 2011 was approximately $1,165,000 and $1,236,000, respectively.  During the six months ended June 30, 2012 and 2011, the Company purchased 50,532 and 56,623 subscriber accounts, respectively.  Monthly recurring revenue purchased during the six months ended June 30, 2012 and 2011 was approximately $2,214,000 and $2,449,000, respectively.

(b)         Net of canceled accounts that are contractually guaranteed to be refunded from holdback.

Monitronics also analyzes its attrition by classifying accounts into annual pools based on the year of origination. The Company then tracks the number of accounts that cancel as a percentage of the initial number of accounts purchased for each pool for each year subsequent to its purchase.  Based on the average cancellation rate across the pools, in recent years Monitronics has averaged less than 1% attrition within the initial 12-month period after considering the accounts which were replaced or refunded by the dealers at no additional cost to Monitronics.  Over the next three years of the subscriber account life, the number of subscribers that cancel as a percentage of the initial number of subscribers in that pool gradually increases and historically has peaked between the third and fourth years.  The peak between the third and fourth years is primarily a result of the buildup of subscribers that moved or no longer had need for the service prior to the third year but did not cancel their service until the end of their three-year contract.  After the fourth year, the number of subscribers that cancel as a percentage of the initial number of subscribers in that pool declines.

Adjusted EBITDA

Monitronics defines “Adjusted EBITDA” as net income before interest expense, interest income, income taxes, depreciation, amortization (including the amortization of subscriber accounts and dealer network), realized and unrealized gain/(loss) on derivative instruments, restructuring charges, stock-based and other non-cash long-term incentive compensation, and other non-cash or nonrecurring charges.  Monitronics believes that Adjusted EBITDA is an important indicator of the operational strength and performance of its businesses, including the businesses’ ability to fund their ongoing acquisition of subscriber accounts, their capital expenditures and to service their debt.  In addition, this measure is used by management to evaluate operating results and perform analytical comparisons and identify strategies to improve performance.  Adjusted EBITDA is also a measure that is customarily used by financial analysts to evaluate the financial performance of companies in the security alarm monitoring industry and is one of the financial measures, subject to certain adjustments, by which Monitronics’ covenants are calculated under the agreements governing their debt obligations.  Adjusted EBITDA does not represent cash flow from operations as defined by generally accepted accounting principles, should not be construed as an alternative to net income or loss and is indicative neither of our results of operations nor of cash flows available to fund all of our cash needs.  It is, however, a measurement that the Company believes is useful to investors in analyzing its operating performance.  Accordingly, Adjusted EBITDA should be considered in addition to, but not as a substitute for, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP.  Adjusted EBITDA is a non-GAAP financial measure.  As companies often define non-GAAP financial measures differently, Adjusted EBITDA as calculated by Ascent Capital should not be compared to any similarly titled measures reported by other companies.

Results of Operations

The following table sets forth selected data from the accompanying condensed consolidated statements of operations and comprehensive income (loss) for the periods indicated (dollar amounts in thousands).

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011

Net revenue (a)	$83,315	77,577	$165,196	151,477
Cost of services	11,391	9,597	22,450	18,727
Selling, general, and administrative	14,653	14,076	29,004	27,163
Amortization of subscriber accounts and dealer network	39,349	39,025	77,430	76,741
Interest expense	19,347	10,348	30,969	20,724
Realized and unrealized loss on derivative financial instruments	—	5,833	2,044	6,307
Income tax expense	671	634	1,338	1,157
Net loss	(3,753)	(3,089)	(7,525)	(1,625)

Adjusted EBITDA (b)	$57,218	53,952	$113,703	105,605
Adjusted EBITDA as a percentage of Revenue	68.7%	69.5%	68.8%	69.7%

(a)          Net revenue for the six months ended June 30, 2011 reflects the negative impact of a $2,295,000 fair value adjustment associated with deferred revenue purchased in connection with Ascent Capital’s acquisition of the Company, which reduced net revenue for the six months ended June 30, 2011.

(b)         See reconciliation to net loss from continuing operations below.

Net revenue.  Net revenue increased $5,738,000, or 7.4%, and $13,719,000, or 9.1%, for the three and six months ended June 30, 2012, respectively, as compared to the corresponding prior year periods.  The increase in net revenue is attributable to an increase in the number of subscriber accounts from 688,119 as of June 30, 2011 to 711,832 as of June 30, 2012.  In addition, average monthly revenue per subscriber increased from $36.80 as of June 30, 2011 to $37.97 as of June 30, 2012.  The increase in net revenue for the six months ended June 30, 2012 is also attributable to a $2,295,000 fair value adjustment, associated with deferred revenue purchased in connection with Ascent Capital’s acquisition of the Company, which reduced net revenue for the six months ended June 30, 2011.

Cost of services.  Cost of services increased $1,794,000, or 18.7%, and $3,723,000, or 19.9%, for the three and six months ended June 30, 2012, respectively, as compared to the corresponding prior year periods.  The increase is primarily attributable to an increased number of accounts monitored across the cellular network, which result in higher telecommunications and service costs.  Cost of services as a percent of net revenue increased to 13.7% and 13.6% for the three and six months ended June 30, 2012, respectively, as compared to 12.4% for the three and six months ended June 30, 2011.

Selling, general and administrative.  Selling, general and administrative costs (“SG&A”) increased $577,000, or 4.1%, and $1,841,000, or 6.8%, for the three and six months ended June 30, 2012, respectively, as compared to the corresponding prior year periods.  The increase is primarily attributable to increased payroll and marketing expenses of $517,000 and $937,000 for the three and six months ended June 30, 2012, respectively, as compared to prior year corresponding periods.  Stock-based compensation expense increased $232,000 to $280,000 for the three months ended June 30, 2012 and increased $532,000 to $580,000 for the six months ended June 30, 2012.  The increase in stock-based compensation expense is related to restricted stock and stock option awards granted to certain employees and directors during 2011 and 2012. SG&A as a percent of net revenue decreased from 18.1% for the three months ended June 30, 2011 to 17.6% for the three months ended June 30, 2012 and decreased from 17.9% for the six months ended June 30, 2011 to 17.6% for the six months ended June 30, 2012.

Amortization of subscriber accounts and dealer network.  Amortization of subscriber accounts and dealer networks increased $324,000 and $689,000 for the three and six months ended June 30, 2012, respectively, as compared to the corresponding prior year periods.  The increase in subscriber account amortization is primarily attributable to increased subscribers as compared to the prior year corresponding periods.

Interest Expense.  Interest expense increased $8,999,000 and $10,245,000 for the three and six months ended June 30, 2012, respectively, as compared to the corresponding prior year periods.  The increase in 2012 interest expense as compared to the respective prior year period is primarily due to the presentation of interest cost related to the Company’s current derivative instrument. Interest cost related to the Company’s current derivative instrument is presented in Interest expense on the statement of operations as the related derivative instrument is an effective hedge of the Company’s interest rate risk for which hedge accounting is applied.  As the Company did not apply hedge accounting on its prior derivative instruments, the related interest costs incurred prior to March 23, 2012 are presented in Realized and unrealized loss on derivative financial instruments in the condensed consolidated statements of operations and comprehensive income (loss).  In addition, the increase in interest expense is due to the increase in debt and the increase in interest rates associated with the Senior Notes and Credit Facility as compared to the Company’s prior debt obligations.  Interest expense for the three and six months ended June 30, 2012 includes amortization of debt discount of $186,000 and $4,101,000, respectively.  Interest expense for the three and six months ended June 30, 2011 includes amortization of debt discount of $4,228,000 and $8,331,000, respectively.

Realized and unrealized loss on derivative financial instruments.  Realized and unrealized loss on derivative financial instruments for the three and six months ended June 30, 2012 was $0 and $2,044,000, respectively.  Realized and unrealized loss on derivative financial instruments for the three and six months ended June 30, 2011 was $5,833,000 and $6,307,000, respectively.  For the three and six months ended June 30, 2012, the realized and unrealized loss on derivative financial instruments includes settlement payments of $8,837,000 partially offset by a $6,793,000 unrealized gain related to the change in the fair value of these derivatives prior to their termination on March 23, 2012.  For the three months ended June 30, 2011, the realized and unrealized loss on derivative financial instruments includes settlement payments of $9,431,000 partially offset by a $3,598,000 unrealized gain related to the change in the fair value of these derivatives.  For the six months ended June 30, 2011, the realized and unrealized loss on derivative financial instruments includes settlement payments of $19,066,000 partially offset by a $12,759,000 unrealized gain related to the change in the fair value of these derivatives.

Income tax expense.  The Company had a pre-tax loss of $3,082,000 and $6,187,000 for the three months and six months ended June 30, 2012, respectively, and income tax expense of $671,000 and $1,338,000 for the three and six months ended June 30, 2012, respectively.  The Company had a pre-tax loss of $2,455,000 and $468,000 for the three months and six months ended June 30, 2011, respectively, and income tax expense of $634,000 and $1,157,000 for the three and six months ended June 30, 2011, respectively.  The Company’s income tax expense is primarily related to certain state jurisdictions.

Adjusted EBITDA.  The following table provides a reconciliation of total Adjusted EBITDA to net loss from continuing operations (amounts in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011

Total Adjusted EBITDA	$57,218	53,952	$113,703	105,605
Amortization of subscriber accounts and dealer network	(39,349)	(39,025)	(77,430)	(76,741)
Depreciation	(1,320)	(1,153)	(2,622)	(2,253)
Stock-based and long-term incentive compensation	(280)	(48)	(580)	(48)
Realized and unrealized loss on derivative instruments	—	(5,833)	(2,044)	(6,307)
Refinancing costs	(4)	—	(6,245)	—
Interest expense	(19,347)	(10,348)	(30,969)	(20,724)
Income tax benefit (expense) from continuing operations	(671)	(634)	(1,338)	(1,157)

Net loss from continuing operations	$(3,753)	(3,089)	$(7,525)	(1,625)

Adjusted EBIDTA increased $3,266,000, or 6.1%, and $8,098,000, or 7.7%, for the three and six months ended June 30, 2012 as compared to the respective prior year periods.  The increase in Adjusted EBITDA was primarily due to revenue growth.

Liquidity and Capital Resources

At June 30, 2012, we had $1,787,000 of cash and cash equivalents.  Our source of funds is our cash flows from operating activities which are primarily generated from alarm monitoring and related service revenue.  During the six months ended June 30, 2012 and 2011, our cash flow from operating activities was $84,910,000 and $75,703,000, respectively.  The primary driver of our cash flow from operating activities is Adjusted EBITDA.  Fluctuations in our Adjusted EBITDA and the components of that measure are discussed in “Results of Operations” above.  In addition, our cash flow from operating activities may be significantly impacted by changes in working capital.

During the six months ended June 30, 2012 and 2011, the Company used cash of $78,885,000 and $76,336,000, respectively, to fund purchases of subscriber accounts net of holdback and guarantee obligations.  In addition, during the six months ended June 30, 2012 and 2011, the Company used cash of $2,479,000 and $1,748,000, respectively, to fund our capital expenditures.

In considering our liquidity requirements for 2012, we evaluated our known future commitments and obligations.  We will require the availability of funds to finance our strategy, which is to grow through subscriber account purchases.  In addition, we considered the borrowing capacity under the new Credit Facility, under which the Company could borrow $150,000,000.  Based on this analysis, we expect that cash on hand, cash flow generated from operations and borrowings under the Monitronics’ Credit Facility will provide sufficient liquidity to fund our anticipated current requirements.

Long-term debt at June 30, 2012 includes the principal balance of $958,625,000 under our Senior Notes and Credit Facility.  The Senior Notes have an outstanding principal balance of $410,000,000 as of June 30, 2012 and mature on April 1, 2020.  The Credit Facility term loan has an outstanding principal balance of $548,625,000 as of June 30, 2012 and requires principal payments of $1,375,000 per quarter with the remaining outstanding balance becoming due on March 23, 2018.

We may seek capital contributions from Ascent Capital or debt financing in the event of any new investment opportunities, additional capital expenditures or our operations requiring additional funds, but there can be no assurance that we will be able to obtain capital contributions from Ascent Capital or debt financing on terms that would be acceptable to us.  Our ability to seek additional sources of funding depends on our future financial position and results of operations, which are subject to general conditions in or affecting our industry and our customers and to general economic, political, financial, competitive, legislative and regulatory factors beyond our control.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

Interest Rate Risk

Due to the terms of our debt obligations, we have exposure to changes in interest rates related to these debt obligations.  The Company uses derivative financial instruments to manage the exposure related to the movement in interest rates.  The derivatives are designated as hedges and were entered into with the intention of reducing the risk associated with variable interest rates on the debt obligations.  We do not use derivative financial instruments for trading purposes.

Tabular Presentation of Interest Rate Risk

The table below provides information about our outstanding debt obligations and derivative financial instruments that are sensitive to changes in interest rates.  Interest rate swaps and other derivative financial instruments are presented at fair value and by maturity date.  Debt amounts represent principal payments by maturity date (amounts in thousands).

Year of Maturity	Fixed Rate Derivative Instrument (a)	Variable Rate Debt	Fixed Rate Debt	Total

2012	$—	2,750	—	2,750
2013	—	5,500	—	5,500
2014	—	5,500	—	5,500
2015	—	5,500	—	5,500
2016	—	5,500	—	5,500
Thereafter	11,240	523,875	410,000	945,115
Total	$11,240	548,625	410,000	969,865

(a)          The derivative financial instrument reflected in this column includes an interest rate swap.  The average interest rate paid on the swap is 6.3% and the average interest rate received is the 3-month LIBOR rate, subject to a 1.25% LIBOR floor, plus 4.25%.  See notes 5, 6 and 7 to our condensed consolidated financial statements included in this quarterly report for further information.

If interest rates were to increase 10% on the Credit Facility, there would be no material adverse impact on our results of operations or financial position due to limited exposure resulting from the Company’s fixed rate derivative instruments.

Item 4.  Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and chief financial officer (the “Executives”), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Executives concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2012 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There has been no change in the Company’s internal controls over financial reporting that occurred during the six months ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, its internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 6.  Exhibits

Listed below are the exhibits which are included as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

10.1

Form of Long-Term Restricted Stock Award Agreement under the Ascent Capital Group, Inc. 2008 Incentive Plan (the “2008 Plan”) for Executive Officers of Monitronics International, Inc. (“Ascent”) and Monitronics International, Inc. (“Monitronics”) (incorporated by reference to Exhibit 10.3 to Ascent Capital’s Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2012 (File No. 001-34176) as filed on August 9, 2012 (the “Ascent 10-Q”)).

10.2	Form of Long-Term Non-Qualified Stock Option Agreement under the 2008 Plan for Executive Officers of Ascent and Monitronics (incorporated by reference to Exhibit 10.4 to the Ascent 10-Q).
31.1	Rule 13a-14(a)/15d-14(a) Certification *
31.2	Rule 13a-14(a)/15d-14(a) Certification *
32	Section 1350 Certification **
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONITRONICS INTERNATIONAL, INC.

Date: August 14, 2012	By:	/s/	Michael R. Haislip
Michael R. Haislip
President and Chief Executive Officer

Date: August 14, 2012	By:	/s/	Michael R. Meyers
Michael R. Meyers
Chief Financial Officer, Vice President and Assistant Secretary

EXHIBIT INDEX

Listed below are the exhibits which are included as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

10.1

Form of Long-Term Restricted Stock Award Agreement under the Ascent Capital Group, Inc. 2008 Incentive Plan (the “2008 Plan”) for Executive Officers of Monitronics International, Inc. (“Ascent”) and Monitronics International, Inc. (“Monitronics”) (incorporated by reference to Exhibit 10.3 to Ascent Capital’s Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2012 (File No. 001-34176) as filed on August 9, 2012 (the “Ascent 10-Q”)).

10.2	Form of Long-Term Non-Qualified Stock Option Agreement under the 2008 Plan for Executive Officers of Ascent and Monitronics (incorporated by reference to Exhibit 10.4 to the Ascent 10-Q).
31.1	Rule 13a-14(a)/15d-14(a) Certification *
31.2	Rule 13a-14(a)/15d-14(a) Certification *
32	Section 1350 Certification **
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.