Form 10-Q
period 2012-09-30
MONITRONICS INTERNATIONAL INC
filed 2012-11-14
CIK 1265107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number 333-181379

MONITRONICS INTERNATIONAL, INC.

(Exact name of Registrant as specified in its charter)

State of Texas	74-2719343
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

2350 Valley View Lane, Suite 100
Dallas, Texas	75234
(Address of principal executive offices)	(Zip Code)

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

As of November 14, 2012 Monitronics International, Inc. is a wholly owned subsidiary of Ascent Capital Group, Inc.

Item 1. Financial Statements

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

Amounts in thousands, except share amounts

(unaudited)

	September 30,	December 31,
	2012	2011

Assets
Current assets:
Cash and cash equivalents	$26,589	$2,110
Restricted cash	—	23,420
Trade receivables, net of allowance for doubtful accounts of $1,779 in 2012 and $1,815 in 2011	11,204	10,973
Deferred income tax assets, net	4,516	4,516
Prepaid and other current assets	11,107	13,387
Total current assets	53,416	54,406

Restricted cash	—	28,000
Property and equipment, net of accumulated depreciation of $8,893 in 2012 and $4,903 in 2011	19,375	19,977
Subscriber accounts, net	855,606	838,441
Dealer network, net	32,373	39,933
Goodwill	349,227	349,227
Other assets, net	20,432	2,877
Total assets	$1,330,429	$1,332,861

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,404	$3,864
Accrued payroll and related liabilities	2,351	2,523
Other accrued liabilities	32,824	16,085
Deferred revenue	6,962	6,803
Purchase holdbacks	11,912	12,273
Current portion of long-term debt	5,500	60,000
Total current liabilities	64,953	101,548

Non-current liabilities:
Long-term debt (note 5)	976,632	892,718
Derivative financial instruments	13,779	36,279
Deferred income tax liability, net	8,177	7,844
Other liabilities	3,995	5,099
Total liabilities	1,067,536	1,043,488

Commitments and contingencies (note 8)

Stockholders’ equity:
Common stock, $.01 par value. 1 share authorized, issued and outstanding at September 30, 2012 and December 31, 2011, respectively	—	—
Additional paid-in capital	299,532	299,613
Accumulated deficit	(22,860)	(10,240)
Accumulated other comprehensive loss	(13,779)	—
Total stockholders’ equity	262,893	289,373
Total liabilities and stockholders’ equity	$1,330,429	$1,332,861

See accompanying notes to condensed consolidated financial statements.

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

Amounts in thousands, except share amounts

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011

Net revenue	$84,667	79,515	$249,863	230,962

Operating expenses:
Cost of services	12,881	10,692	35,331	29,419
Selling, general, and administrative, including stock-based and long-term incentive compensation	14,755	13,266	43,759	40,425
Amortization of subscriber accounts and dealer network	40,815	41,203	118,245	117,944
Depreciation	1,368	1,203	3,990	3,456
	69,819	66,364	201,325	191,244

Operating income	14,848	13,151	48,538	39,718

Other (income) expense:
Interest expense	19,243	11,289	50,212	32,011
Realized and unrealized loss on derivative financial instruments	—	3,807	2,044	10,114
Refinancing expense	—	—	6,245	—
Other (income) expense	—	(107)	619	(107)
	19,243	14,989	59,120	42,018

Net loss before income taxes	(4,395)	(1,838)	(10,582)	(2,300)
Income tax expense	700	739	2,038	1,896
Net loss	(5,095)	(2,577)	(12,620)	(4,196)

Other comprehensive income (loss):
Unrealized loss on derivative contracts	(2,539)	—	(13,779)	—
Total other comprehensive income (loss), net of tax	(2,539)	—	(13,779)	—

Comprehensive income (loss)	$(7,634)	(2,577)	$(26,399)	(4,196)

See accompanying notes to condensed consolidated financial statements.

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

Amounts in thousands

(unaudited)

	Nine months ended
	September 30,
	2012	2011

Cash flows from operating activities:
Net loss	$(12,620)	(4,196)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of subscriber accounts and dealer network	118,245	117,944
Depreciation	3,990	3,456
Stock based compensation	969	90
Deferred income tax expense	333	322
Unrealized gain on derivative financial instruments	(6,793)	(18,936)
Refinancing expense	6,245	—
Long-term debt amortization	4,285	12,640
Other non-cash activity, net	6,145	4,933
Changes in assets and liabilities:
Trade receivables	(4,464)	(3,655)
Prepaid expenses and other assets	(1,855)	(2,635)
Payables and other liabilities	17,162	(624)

Net cash provided by operating activities	131,642	109,339

Cash flows from investing activities:
Capital expenditures	(3,387)	(2,828)
Purchases of subscriber accounts	(128,407)	(126,807)
Decrease in restricted cash	51,420	446

Net cash used in investing activities	(80,374)	(129,189)

Cash flows from financing activities:
Proceeds from long-term debt	998,100	69,200
Repayments of long-term debt	(979,650)	(49,300)
Refinancing costs	(44,239)	—
Dividend to Ascent	(1,000)	—

Net cash provided by (used in) financing activities	(26,789)	19,900

Net increase (decrease) in cash and cash equivalents	24,479	50

Cash and cash equivalents at beginning of period	2,110	166

Cash and cash equivalents at end of period	$26,589	216

Supplemental cash flow information:
State taxes paid	$2,116	2,785
Interest paid	23,148	17,881

See accompanying notes to condensed consolidated financial statements.

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(1)                                 Basis of Presentation

Monitronics International, Inc. and subsidiaries (the “Company” or “Monitronics”), are wholly owned subsidiaries of Ascent Capital Group, Inc. (“Ascent Capital”).  Monitronics provides security alarm monitoring and related services to residential and business subscribers throughout the United States and parts of Canada.  The Company monitors signals arising from burglaries, fires and other events through security systems installed by independent dealers at subscribers’ premises.

The unaudited interim financial information of the Company has been prepared in accordance with Article 10 of the Securities and Exchange Commission’s Regulation S-X. Accordingly, it does not include all of the information required by generally accepted accounting principles in the United States (“U.S. GAAP”) for complete financial statements.  The Company’s unaudited condensed consolidated financial statements as of September 30, 2012, and for the three and nine months ended September 30, 2012 and 2011, include Monitronics and all of its direct and indirect subsidiaries.  The accompanying interim condensed consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year.  These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2011 included in the Monitronics Registration Statement on Form S-4/A, filed with the Securities and Exchange Commission on June 22, 2012.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of revenue and expenses for each reporting period.  The significant estimates made in preparation of the Company’s condensed consolidated financial statements primarily relate to valuation of goodwill, other intangible assets, long-lived assets, deferred tax assets, derivative financial instruments, and the amount of the allowance for doubtful accounts. These estimates are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts them when facts and circumstances change. As the effects of future events cannot be determined with any certainty, actual results could differ from the estimates upon which the carrying values were based.

(2)                                 Recent Accounting Pronouncements

There were no new accounting pronouncements issued during the three months ended September 30, 2012 that had a material impact on the Company.

(3)                                 Other Accrued Liabilities

Other accrued liabilities consisted of the following (amounts in thousands):

	September 30, 2012	December 31, 2011

Interest payable	$19,811	$2,847
Income taxes payable	1,773	2,207
Legal accrual	9,252	8,794
Other	1,988	2,237
Total Other accrued liabilities	$32,824	$16,085

(4)                             Stock Compensation

In the second quarter of 2012, certain employees were granted awards for a total of 25,500 restricted shares of Ascent Capital’s Series A common stock, vesting over a period of four to five years.  The fair values for the restricted stock awards were the closing prices of Ascent Capital Series A common stock on the applicable dates of grant.  The weighted average fair value of the restricted stock on an aggregate basis for all such grants was $50.47 per share.

In the second quarter of 2012, certain employees were granted a total of 78,750 options to purchase Ascent Capital Series A common stock at an exercise price of $50.47 per share.  Such options vest over a period of four years, terminate on June 30, 2019, and had a weighted average fair value at the date of grant of $19.96 per option, as determined using the Black-Scholes

Model.  The assumptions used in the Black-Scholes Model to determine grant date fair value were a volatility factor of 45%, a risk-free interest rate of 0.76%, an expected life of approximately five years, and a dividend yield of zero.

(5)                                 Long-Term Debt

Long-term debt consisted of the following (amounts in thousands):

	September 30, 2012	December 31, 2011

Class A-1a Term Notes due July, 2027, LIBOR plus 1.8% (a)	$—	$345,577
Class A-1b Term Notes due July, 2027, LIBOR plus 1.7% (a)	—	98,676
Class A-2 Term Notes due July, 2037, LIBOR plus 2.2% (a)	—	98,978
Class A-3 Variable Funding Note due July, 2037, LIBOR plus 1.8% (a)	—	256,558
Class A-4 Variable Funding Note due July, 2037, LIBOR plus 1.8% (a)	—	27,629
Term Loan due June 30, 2012 (a) (b)	—	60,000
$115 million revolving credit facility, matures December 17, 2013, LIBOR plus 4.5% (a)	—	65,300
9.125% Senior Notes due April 1, 2020	410,000	—
Term loan, matures March 23, 2018, LIBOR plus 4.25%, subject to a LIBOR floor of 1.25%	542,132	—
$150 million revolving credit facility, matures March 23, 2017, LIBOR plus 4.25%, subject to a LIBOR floor of 1.25%	30,000	—
	982,132	952,718
Less current portion of long-term debt	(5,500)	(60,000)
Long-term debt	$976,632	$892,718

(a)         These facilities were repaid in full in conjunction with the March 23, 2012 debt refinancing.

(b)         The interest rate on the term loan was LIBOR plus 3.5% until July 1, 2011, then LIBOR plus 4.0% until January 1, 2012, and LIBOR plus 4.5% thereafter.

On March 23, 2012, the Company closed on a $410,000,000 privately placed debt offering of 9.125% Senior Notes due 2020 (the “Senior Notes”) and entered into a credit agreement which provides for a term loan with an aggregate principal amount of $550,000,000 and a revolving credit facility with an available principal amount of up to $150,000,000 (together, the “Credit Facility”).  The Senior Notes and Credit Facility are guaranteed by all of the Company’s existing subsidiaries, and the Credit Facility is secured by a pledge of all of the outstanding stock of the Company and all of its existing subsidiaries.  Ascent Capital has not guaranteed any of the Company’s obligations under the Senior Notes or the Credit Facility.

Proceeds from the Credit Facility term loan and the Senior Notes, together with cash on hand, were used to retire all outstanding borrowings under the Company’s former credit facility, securitization debt, and to settle all related derivative contracts.

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

For the Nine Months Ended
September 30, 2012

Accelerated amortization of deferred financing costs	$389
Accelerated amortization of securitization debt discount	6,679
Other refinancing costs	7,628
Gain on early termination of derivative instruments	(8,451)
Total refinancing expenses	$6,245

In connection with the March 2012 refinancing, the Company recorded deferred financing costs of $19,983,000 related to the Senior Notes and Credit Facility, which are included in Other assets on the accompanying condensed consolidated balance sheet as of September 30, 2012, and will be amortized over the term of the new respective debt instrument using the effective-interest method.

On the closing date of the Credit Facility, the Company also entered into an interest rate swap agreement, with terms similar to the Credit Facility term loan, in an aggregate notional amount of $550,000,000 in order to reduce the financial risk related to changes in interest rates associated with the floating rate term loan under the Credit Facility (the “Swap”).  The Swap has a maturity date of March 23, 2018 to match the term of the Credit Facility term loan.  The notional amount of the Swap will decrease over time matching the scheduled minimum principal payments of the term loan.  The Swap has been designated as an effective hedge of the Company’s variable rate debt and qualifies for hedge accounting.  See note 6 for further disclosures related to derivative instruments.  As a result of the Swap, the interest rate on the borrowings under the Credit Facility term loan has been effectively converted from variable to fixed at a rate of 6.3%.  On March 23, 2012, in connection with the refinancing, the Company terminated its previously outstanding interest rate agreements, which did not qualify for hedge accounting, resulting in a gain of $8,451,000.

Senior Notes

The Senior Notes, in the principal amount of $410,000,000, mature on April 1, 2020 and bear interest at 9.125% per annum.  Interest payments are due semi-annually on April 1 and October 1 of each year, beginning on October 1, 2012.  In August 2012, the Company completed an exchange of the Senior Notes for identical securities in a registered offering under the Securities Act of 1933, as amended.

Credit Facility

In connection with the March 2012 refinancing, the Company entered into a new senior secured credit facility with the lenders party thereto and Bank of America, N.A., as administrative agent.  The Credit Facility provides a $550,000,000 term loan at a 1% discount and a $150,000,000 revolving credit facility.  The Credit Facility term loan bears interest at LIBOR plus 4.25%, subject to a LIBOR floor of 1.25%, and matures on March 23, 2018.  Principal payments of $1,375,000 and interest on the term loan are due quarterly, beginning on June 30, 2012.  The Credit Facility revolver bears interest at LIBOR plus 4.25%, subject to a LIBOR floor of 1.25%, and matures on March 23, 2017.  There is an annual commitment fee of 0.50% on unused portions of the revolving credit facility.  At any time after the occurrence of an event of default under the Credit Facility, the lenders may, among other options, declare any amounts outstanding under the Credit Facility immediately due and payable and terminate any commitment to make further loans under the Credit Facility.  In addition, failure to comply with restrictions contained in the Senior Notes indebtedness could lead to an event of default under the Credit Facility.  The obligations under the Credit Facility are secured by a pledge of the stock of the Company and all of its existing subsidiaries.

On September 28, 2012, the Company borrowed $30,000,000 on the Credit Facility revolver to pay its October 1, 2012 interest payment due under the Senior Notes and fund other business activities.

The terms of the Senior Notes and Credit Facility provide for certain financial and nonfinancial covenants.  As of September 30, 2012, the Company was in compliance with all required covenants.

Principal payments scheduled to be made on the Company’s debt obligations are as follows:

Remainder of 2012	$1,375
2013	5,500
2014	5,500
2015	5,500
2016	5,500
2017	35,500
Thereafter	928,375
Total	$987,250

(6)                             Derivatives

The Company utilizes an interest rate swap to reduce the interest rate risk inherent in the Company’s variable rate Credit Facility term loan.  The valuation of this instrument is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatility. The Company incorporates credit valuation adjustments to appropriately reflect the respective counterparty’s nonperformance risk in the fair value measurements.  See note 7, Fair Value Measurements, for additional information about the credit valuation adjustments.

In March 2012, the Company entered into an interest rate swap agreement with an original notional amount of $550,000,000 in order to hedge changes in the variable rate interest expense of the Credit Facility term loan that matures on March 23, 2018.  Under the Swap, the Company receives interest at a rate based on the maximum of either three-month LIBOR or 1.25% (to mirror variable rate interest provisions of the underlying hedged debt), and pays interest at a fixed rate of 2.055%, effective March 23, 2012 through March 23, 2018.  The Swap is designated and qualifies as a cash flow hedging instrument, with the effective portion of the Swap’s change in fair value recorded in Other Comprehensive Income (“OCI”).  The Swap of the variable rate interest is deemed to be a highly effective hedge, and resulted in no gain or loss recorded for hedge ineffectiveness in the consolidated condensed statement of operations and comprehensive income (loss) for the three and nine months ended September 30, 2012.  Amounts in OCI are reported in interest expense when the hedged interest payments on the underlying debt are recognized.  The fair value of the Swap was determined using a model with Level 2 inputs including quoted market prices for contracts with similar terms and maturity dates. Amounts of OCI relating to the Swap expected to be recognized in interest expense in the coming 12 months total $4,389,000.

The impact of the Swap on the condensed consolidated financial statements is depicted below:

	Three months ended September 30, 2012		Nine months ended September 30, 2012
	Gain (loss) recognized in Other comprehensive income (loss)	Gain (loss) recognized in Net income (loss) (a)	Gain (loss) recognized in Other comprehensive income (loss)	Gain (loss) recognized in Net income (loss) (a)

Derivative designated as cash flow hedge:
Interest rate swap	$(3,668,000)	(1,129,000)	$(16,125,000)	(2,346,000)

(a)         Amount represents reclassification from Accumulated other comprehensive income (loss) and is included in Interest expense in the unaudited condensed consolidated statements of operations and comprehensive income (loss).

On March 23, 2012, in connection with the refinancing, the Company terminated all of its previously outstanding derivative financial instruments and recorded a gain of $8,451,000.  These derivative financial instruments were not designated as hedges.  For the nine months ended September 30, 2012, the realized and unrealized loss on derivative financial instruments includes settlement payments of $8,837,000 partially offset by a $6,793,000 unrealized gain related to the change in the fair value of these derivatives prior to their termination in March 2012.  For the three months ended September 30, 2011, the realized and unrealized loss on derivative financial instruments includes settlement payments of $9,984,000 partially offset by a $6,177,000 unrealized gain related to the change in the fair value of these derivatives.  For the nine months ended September 30, 2011, the realized and unrealized loss on derivative financial instruments includes settlement payments of $29,050,000 partially offset by an $18,936,000 unrealized gain related to the change in the fair value of these derivatives.

See note 7, Fair Value Measurements, for additional information regarding the fair value of the Company’s derivative arrangements.

(7)                                 Fair Value Measurements

According to the Fair Value Measurements and Disclosures Topic of the Financial Accounting Standards Board Accounting Standards Codification, fair value is defined as the amount that would be received for selling an asset or paid to transfer a liability in an orderly transaction between market participants and requires that assets and liabilities carried at fair value are classified and disclosed in the following three categories:

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

The following summarizes the fair value level of assets and liabilities that are measured on a recurring basis at September 30, 2012 and December 31, 2011 (amounts in thousands):

	Level 1	Level 2	Level 3	Total

September 30, 2012
Derivative financial instruments - liabilities	$—	(13,779)	—	(13,779)
Total	$—	(13,779)	—	(13,779)

December 31, 2011
Derivative financial instruments - assets	$—	25	—	25
Derivative financial instruments - liabilities	—	(19,320)	(16,959)	(36,279)
Total	$—	(19,295)	(16,959)	(36,254)

The Company has determined that the majority of the inputs used to value the Swap fall within Level 2 of the fair value hierarchy.  The credit valuation adjustments associated with the derivative utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by its counterparty.  As the counterparty has publicly available credit information, the credit spreads over LIBOR used in the calculations represent implied credit default swap spreads obtained from a third-party credit data provider.  However, as of September 30, 2012, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Swap.  As a result, the Company has determined that its derivative valuation is classified in Level 2 of the fair value hierarchy.

The following table presents the activity in the Level 3 balances (amounts in thousands):

	Nine months ended September 30,
	2012	2011

Beginning balance	$(16,959)	(42,935)
Unrealized gain recognized	16,959	19,007
Ending balance	$—	(23,928)

The carrying value and fair value of the Company’s long-term debt is $982,132,000 and $1,009,120,000, respectively, as of September 30, 2012.  The fair value is based on valuations from third party banks.

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

In the third quarter of 2012, the Company was named as a defendant in a lawsuit related to one of the Company’s Authorized Dealers.  The plaintiff is seeking damages of approximately $60,000,000.  The action is in its preliminary stages, therefore, management is unable to assess the probability of loss (if any) potentially resulting from this matter.  Accordingly, the Company has not recognized any related liabilities as of September 30, 2012.  The Company intends to vigorously defend this action.

(9)                                 Subsequent Events

On October 25, 2012, Monitronics acquired approximately 93,000 subscriber accounts from Pinnacle Security for a purchase price of approximately $131,000,000, after giving effect to certain purchase price adjustments.  The acquisition was funded by an add-on of $145,000,000 to the existing Credit Facility term loan, which matures March 23, 2018 and bears annual interest at LIBOR plus 4.25%, subject to a LIBOR floor of 1.25%.  The proceeds from the incremental term loan in excess of the purchase price were used to decrease the outstanding balance on the Credit Facility revolver.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, marketing and operating strategies, integration of acquired assets and businesses, new service offerings, financial prospects, and anticipated sources and uses of capital. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

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

•                  integration of acquired assets and businesses;

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

•                  the Company’s ability to acquire and integrate additional accounts, including competition for dealers with other alarm monitoring companies which could cause an increase in expected subscriber acquisition costs;

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

For additional risk factors, please see the Risk Factors section of our Registration Statement on Form S-4/A, filed with the Securities and Exchange Commission on June 22, 2012.  These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

The following discussion and analysis provides information concerning our results of operations and financial condition.  This discussion should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto included elsewhere herein and our consolidated financial statements for the year ended December 31, 2011 included in our Registration Statement on Form S-4/A, filed with the Securities and Exchange Commission on June 22, 2012.

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

Attrition

Account cancellation, otherwise referred to as subscriber attrition, has a direct impact on the number of subscribers that the Company serves and on its financial results, including revenues, operating income and cash flow.  A portion of the subscriber base can be expected to cancel its service every year.  Subscribers may choose not to renew or may terminate their contract for a variety of reasons, including relocation, cost, and switching to a competitors’ service.  The largest category of canceled accounts relate to subscriber relocation or the inability to contact the subscriber.  The Company defines its attrition rate as the number of canceled accounts in a given period divided by the weighted average number of subscribers for that period.  The Company considers an account canceled if payment from the subscriber is deemed uncollectible or if the subscriber cancels for various reasons.  If a subscriber relocates but continues its service, this is not a cancellation.  If the subscriber relocates, discontinues its service and a new subscriber takes over the original subscriber’s service continuing the revenue stream (a “new owner takeover”), this is also not a cancellation.  The Company adjusts the number of canceled accounts by excluding those that are contractually guaranteed by its dealers.  The typical dealer contract provides that if a subscriber cancels in the first year of its contract, the dealer must either replace the canceled account with a new one or refund the purchase price. To help ensure the dealer’s obligation to the Company, the Company typically holds back a portion of the purchase price for every account purchased, ranging from 5-10%.  In some cases, the amount of the purchase holdback may be less than actual attrition experienced.

The table below presents subscriber data for the twelve months ended September 30, 2012 and 2011:

	Twelve Months Ended September 30,
	2012	2011

Beginning balance of accounts	697,581	646,478
Accounts purchased (a)	106,582	133,091
Accounts canceled (b)	(84,523)	(73,828)
Canceled accounts guaranteed to be refunded from holdback	(2,152)	(8,160)
Ending balance of accounts	717,488	697,581
Monthly weighted average accounts	706,752	679,304
Attrition rate	(12.0)%	(10.9)%

(a)         During the three months ended September 30, 2012 and 2011, the Company purchased 31,187 and 33,205 subscriber accounts, respectively.  Monthly recurring revenue purchased during the three months ended September 30, 2012 and 2011 was approximately $1,387,000 and $1,467,000, respectively.  During the nine months ended September 30, 2012 and 2011, the Company purchased 81,719 and 89,828 subscriber accounts, respectively.  Monthly recurring revenue purchased during the nine months ended September 30, 2012 and 2011 was approximately $3,601,000 and $3,916,000, respectively.

(b)         Net of canceled accounts that are contractually guaranteed to be refunded from holdback.

The attrition rate for the twelve months ended September 30, 2012 and September 30, 2011 was 12.0% and 10.9%, respectively.  Increased attrition reflects the current age of accounts in the portfolio and an increase in disconnections due to household relocations.

The Company also analyzes its attrition by classifying accounts into annual pools based on the year of origination. The Company then tracks the number of accounts that cancel as a percentage of the initial number of accounts purchased for each pool for each year subsequent to its purchase.  Based on the average cancellation rate across the pools, in recent years the Company has averaged less than 1% attrition within the initial 12-month period after considering the accounts which were replaced or refunded by the dealers at no additional cost to the Company.  Over the next three years of the subscriber account life, the number of subscribers that cancel as a percentage of the initial number of subscribers in that pool gradually increases and historically has peaked between the third and fourth years.  The peak between the third and fourth years is primarily a result of the buildup of subscribers that moved or no longer had need for the service prior to the third year but did not cancel their service until the end of their three-year contract.  After the fourth year, the number of subscribers that cancel as a percentage of the initial number of subscribers in that pool declines.

Adjusted EBITDA

The Company defines “Adjusted EBITDA” as net income before interest expense, interest income, income taxes, depreciation, amortization (including the amortization of subscriber accounts and dealer network), realized and unrealized gain/(loss) on derivative instruments, restructuring charges, stock-based and other non-cash long-term incentive compensation, and other non-cash or nonrecurring charges.  The Company believes that Adjusted EBITDA is an important indicator of the operational strength and performance of its businesses, including the businesses’ ability to fund their ongoing acquisition of subscriber accounts, their capital expenditures and to service their debt.  In addition, this measure is used by management to evaluate operating results and perform analytical comparisons and identify strategies to improve performance.  Adjusted EBITDA is also a measure that is customarily used by financial analysts to evaluate the financial performance of companies in the security alarm monitoring industry and is one of the financial measures, subject to certain adjustments, by which the Company’s covenants are calculated under the agreements governing their debt obligations.  Adjusted EBITDA does not represent cash flow from operations as defined by generally accepted accounting principles (“GAAP”), should not be construed as an alternative to net income or loss and is indicative neither of our results of operations nor of cash flows available to fund all of our cash needs.  It is, however, a measurement that the Company believes is useful to investors in analyzing its operating performance.  Accordingly, Adjusted EBITDA should be considered in addition to, but not as a substitute for, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP.  Adjusted EBITDA is a non-GAAP financial measure.  As companies often define non-GAAP financial measures differently, Adjusted EBITDA as calculated by the Company should not be compared to any similarly titled measures reported by other companies.

Results of Operations

The following table sets forth selected data from the accompanying condensed consolidated statements of operations and comprehensive income (loss) for the periods indicated (dollar amounts in thousands).

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011

Net revenue	$84,667	79,515	$249,863	230,962 (a)
Cost of services	12,881	10,692	35,331	29,419
Selling, general, and administrative	14,755	13,266	43,759	40,425
Amortization of subscriber accounts and dealer network	40,815	41,203	118,245	117,944
Interest expense	19,243	11,289	50,212	32,011
Realized and unrealized loss on derivative financial instruments	—	3,807	2,044	10,114
Income tax expense	700	739	2,038	1,896
Net loss	(5,095)	(2,577)	(12,620)	(4,196)

Adjusted EBITDA (b)	$57,420	55,706	$171,123	161,315
Adjusted EBITDA as a percentage of Revenue	67.8%	70.1%	68.5%	69.8%

(a)         Net revenue for the nine months ended September 30, 2011 reflects the negative impact of a $2,295,000 fair value adjustment associated with deferred revenue purchased in connection with Ascent Capital’s acquisition of the Company, which reduced net revenue for the nine months ended September 30, 2011.

(b)         See reconciliation to net loss from continuing operations below.

Net revenue.  Net revenue increased $5,152,000, or 6.5%, and $18,901,000, or 8.2%, for the three and nine months ended September 30, 2012, respectively, as compared to the corresponding prior year periods.  The increase in net revenue is attributable to an increase in the number of subscriber accounts from 697,581 as of September 30, 2011 to 717,488 as of September 30, 2012.  In addition, average monthly revenue per subscriber increased from $37.24 as of September 30, 2011 to $38.28 as of September 30, 2012.  The increase in net revenue for the nine months ended September 30, 2012 is also attributable to a $2,295,000 fair value adjustment, associated with deferred revenue purchased in connection with Ascent Capital’s acquisition of the Company, which reduced net revenue for the nine months ended September 30, 2011.

Cost of services.  Cost of services increased $2,189,000, or 20.5%, and $5,912,000, or 20.1%, for the three and nine months ended September 30, 2012, respectively, as compared to the corresponding prior year periods.  The increase is primarily attributable to an increased number of accounts monitored across the cellular network and having interactive services, which result in higher telecommunications and service costs.  Cost of services as a percent of net revenue increased to 15.2% and 14.1% for the three and nine months ended September 30, 2012, respectively, as compared to 13.4% and 12.7% for the three and nine months ended September 30, 2011, respectively.

Selling, general and administrative.  Selling, general and administrative costs (“SG&A”) increased $1,489,000, or 11.2%, and $3,334,000, or 8.2%, for the three and nine months ended September 30, 2012, respectively, as compared to the corresponding prior year periods.  The increase for the three months ended September 30, 2012, as compared to the corresponding prior year period, is primarily attributable to increased payroll, contract service, and stock-based compensation expense of $832,000.  The increase for the nine months ended September 30, 2012, as compared to the corresponding prior year period, is primarily attributable to increased payroll, marketing, and stock-based compensation expense of $2,094,000.  The increase in stock-based compensation expense is related to restricted stock and stock option awards granted to certain employees during 2011 and 2012. SG&A as a percent of net revenue increased to17.4% for the three months ended September 30, 2012 as compared to 16.7% for the three months ended September 30, 2011.  SG&A as percent of net revenue was 17.5% for both the nine months ended September 30, 2012 and nine months ended September 30, 2011.

Amortization of subscriber accounts and dealer network.  Amortization of subscriber accounts and dealer networks decreased $388,000 and increased $301,000 for the three and nine months ended September 30, 2012, respectively, as compared to the corresponding prior year periods.  The decrease in subscriber account amortization for the three months ended September 30, 2012 is related to the timing of amortization of subscriber accounts acquired prior to the third quarter of 2011, including the subscriber accounts purchased in the December 2010 Monitronics acquisition, which have a lower rate of amortization in 2012 as compared to 2011 based on the applicable double declining balance method.  The decrease is partially offset by increased amortization expense related to 2012 subscriber account purchases.  The increase in subscriber account amortization for the nine months ended September 30, 2012 is primarily attributable to amortization of subscriber accounts purchased subsequent to September 30, 2011.

Interest Expense.  Interest expense increased $7,954,000 and $18,201,000 for the three and nine months ended September 30, 2012, respectively, as compared to the corresponding prior year periods.  The increase in 2012 interest expense as compared to the respective prior year period is primarily due to the presentation of interest cost related to the Company’s current derivative instrument. Interest cost related to the Company’s current derivative instrument is presented in Interest expense on the statement of operations as the related derivative instrument is an effective hedge of the Company’s interest rate risk for which hedge accounting is applied.  As the Company did not apply hedge accounting on its prior derivative instruments, the related interest costs incurred prior to March 23, 2012 are presented in Realized and unrealized loss on derivative financial instruments in the condensed consolidated statements of operations and comprehensive income (loss).  In addition, the increase in interest expense is due to the increase in debt and the increase in interest rates associated with the Senior Notes and Credit Facility as compared to the Company’s prior debt obligations.  Interest expense for the three and nine months ended September 30, 2012 includes amortization of debt discount of $184,000 and $4,285,000, respectively.  Interest expense for the three and nine months ended September 30, 2011 includes amortization of debt discount of $4,309,000 and $12,640,000, respectively.

Realized and unrealized loss on derivative financial instruments.  Realized and unrealized loss on derivative financial instruments for the three and nine months ended September 30, 2012 was $0 and $2,044,000, respectively.  Realized and unrealized loss on derivative financial instruments for the three and nine months ended September 30, 2011 was $3,807,000 and $10,114,000, respectively.  For the nine months ended September 30, 2012, the realized and unrealized loss on derivative financial instruments includes settlement payments of $8,837,000 partially offset by a $6,793,000 unrealized gain related to the change in the fair value of these derivatives prior to their termination on March 23, 2012.  For the three months ended September 30, 2011, the realized and unrealized loss on derivative financial instruments includes settlement payments of $9,984,000 partially offset by a $6,177,000 unrealized gain related to the change in the fair value of these derivatives.  For the nine months ended September 30, 2011, the realized and unrealized loss on derivative financial instruments includes settlement payments of $29,050,000 partially offset by an $18,936,000 unrealized gain related to the change in the fair value of these derivatives.

Income tax expense.  The Company had a pre-tax loss of $4,395,000 and $10,582,000 for the three months and nine months ended September 30, 2012, respectively, and income tax expense of $700,000 and $2,038,000 for the three and nine months ended September 30, 2012, respectively.  The Company had a pre-tax loss of $1,838,000 and $2,300,000 for the three months and nine months ended September 30, 2011, respectively, and income tax expense of $739,000 and $1,896,000 for the three and nine months ended September 30, 2011, respectively.  The Company’s income tax expense is primarily related to certain state jurisdictions.

Adjusted EBITDA.  The following table provides a reconciliation of total Adjusted EBITDA to net loss from continuing operations (amounts in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011

Total Adjusted EBITDA	$57,420	55,706	$171,123	161,315
Amortization of subscriber accounts and dealer network	(40,815)	(41,203)	(118,245)	(117,944)
Depreciation	(1,368)	(1,203)	(3,990)	(3,456)
Stock-based and long-term incentive compensation	(389)	(42)	(969)	(90)
Realized and unrealized loss on derivative instruments	—	(3,807)	(2,044)	(10,114)
Refinancing costs	—	—	(6,245)	—
Interest expense	(19,243)	(11,289)	(50,212)	(32,011)
Income tax benefit (expense) from continuing operations	(700)	(739)	(2,038)	(1,896)

Net loss	$(5,095)	(2,577)	$(12,620)	(4,196)

Adjusted EBITDA increased $1,714,000, or 3.1%, and $9,808,000, or 6.1%, for the three and nine months ended September 30, 2012 as compared to the respective prior year periods.  The increase in Adjusted EBITDA was primarily due to revenue growth.

Liquidity and Capital Resources

At September 30, 2012, we had $26,589,000 of cash and cash equivalents.  Our primary source of funds is our cash flows from operating activities which are primarily generated from alarm monitoring and related service revenue.  On September 28th, 2012, the Company borrowed $30,000,000 on the Credit Facility revolver to pay its October 1, 2012 interest payments due under the Senior Notes and fund other business activities.  During the nine months ended September 30, 2012 and 2011, our cash flow from operating activities was $131,642,000 and $109,339,000, respectively.  The primary driver of our cash flow from operating activities is Adjusted EBITDA.  Fluctuations in our Adjusted EBITDA and the components of that measure are discussed in “Results of Operations” above.  In addition, our cash flow from operating activities may be significantly impacted by changes in working capital.

During the nine months ended September 30, 2012 and 2011, the Company used cash of $128,407,000 and $126,807,000, respectively, to fund purchases of subscriber accounts net of holdback and guarantee obligations.  In addition, during the nine months ended September 30, 2012 and 2011, the Company used cash of $3,387,000 and $2,828,000, respectively, to fund our capital expenditures.

In considering our liquidity requirements for 2012, we evaluated our known future commitments and obligations.  We will require the availability of funds to finance our strategy, which is to grow through subscriber account purchases.  In addition, we considered the borrowing capacity under the new Credit Facility, under which the Company could borrow an additional $120,000,000 as of September 30, 2012.  Based on this analysis, we expect that cash on hand, cash flow generated from operations and available borrowings under the Company’s Credit Facility will provide sufficient liquidity to fund our anticipated current requirements.

Long-term debt at September 30, 2012 includes the principal balance of $987,250,000 under our Senior Notes, Credit Facility, and Credit Facility revolver.  The Senior Notes have an outstanding principal balance of $410,000,000 as of September 30, 2012 and mature on April 1, 2020.  The Credit Facility term loan has an outstanding principal balance of $547,250,000 as of September 30, 2012 and requires principal payments of $1,375,000 per quarter with the remaining outstanding balance becoming due on March 23, 2018.  The Credit Facility revolver has an outstanding balance of $30,000,000 as of September 30, 2012 and becomes due on March 23, 2017.

On October 25, 2012, Monitronics acquired approximately 93,000 subscriber accounts from Pinnacle Security for a purchase price of approximately $131,000,000, after giving effect to certain purchase price adjustments.  The acquisition was funded by an add-on of $145,000,000 to the existing Credit Facility term loan, which matures March 23, 2018 and bears annual interest at LIBOR plus 4.25%, subject to a LIBOR floor of 1.25%.  The proceeds from the incremental term loan in excess of the purchase price were used to decrease the outstanding balance on the Credit Facility revolver.

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

Year of Maturity	Fixed Rate Derivative Instrument (a)	Variable Rate Debt	Fixed Rate Debt	Total

2012	$—	1,375	—	1,375
2013	—	5,500	—	5,500
2014	—	5,500	—	5,500
2015	—	5,500	—	5,500
2016	—	5,500	—	5,500
Thereafter	13,779	553,875	410,000	977,654
Total	$13,779	577,250	410,000	1,001,029

(a)         The derivative financial instrument reflected in this column includes an interest rate swap.  The interest rate paid on the swap is 2.055% and the average interest rate received is the 3-month LIBOR rate, subject to a 1.25% LIBOR floor.  See notes 5, 6 and 7 to our condensed consolidated financial statements included in this quarterly report for further information.

If interest rates were to increase 10% on the Credit Facility, there would be no material adverse impact on our results of operations or financial position due to limited exposure resulting from the Company’s fixed rate derivative instruments.

Item 4.  Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and chief financial officer (the “Executives”), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Executives concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2012 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There has been no change in the Company’s internal controls over financial reporting that occurred during the three months ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, its internal controls over financial reporting.

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES

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

MONITRONICS INTERNATIONAL, INC.

Date: November 14, 2012	By:	/s/ Michael R. Haislip
Michael R. Haislip
President and Chief Executive Officer

Date: November 14, 2012	By:	/s/ Michael R. Meyers
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