Form 10-K
period 2012-12-31
MONITRONICS INTERNATIONAL INC
filed 2013-03-01
CIK 1265107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number 333-110025

MONITRONICS INTERNATIONAL, INC.

(Exact name of Registrant as specified in its charter)

State of Texas	74-2719343
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

2350 Valley View Lane, Suite 100
Dallas, Texas	75234
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (972) 243-7443

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.  Yes ☐  No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.  Yes ☐  No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, any Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company).

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act)  Yes ☐  No ☒

As of March 1, 2013, Monitronics International, Inc. is a wholly owned subsidiary of Ascent Capital Group, Inc.  Monitronics International, Inc. meets the conditions set forth in General Instruction (I) (1) (a) and (b) of the Form 10-K and is therefore filing this Form 10-K with reduced disclosure format.

MONITRONICS INTERNATIONAL, INC.

2012 ANNUAL REPORT ON FORM 10-K

ITEM 1.   BUSINESS

(a)  General Development of Business

Monitronics International, Inc. and subsidiaries (the “Company” or “Monitronics”) is a wholly-owned subsidiary of Ascent Capital Group, Inc. (“Ascent Capital”).  On December 17, 2010, Ascent Capital acquired 100% of the outstanding capital stock of Monitronics through the merger of Mono Lake Merger Sub, Inc. (“Merger Sub”), a direct wholly-owned subsidiary of Ascent Capital established to consummate the merger, with and into Monitronics, with Monitronics as the surviving corporation in the merger (the “Acquisition”).  Monitronics was incorporated in the state of Texas on August 31, 1994.

Monitronics provides security alarm monitoring and related services to residential and business subscribers throughout the United States (the “U.S.”) and parts of Canada.  The Company monitors signals arising from burglaries, fires, medical alerts and other events through security systems installed by independent dealers at subscribers’ premises.

Recent Developments

On March 23, 2012, the Company entered into a new senior secured credit facility with the lenders party thereto and Bank of America, N.A., as administrative agent, which provided a $550,000,000 term loan at a 1% discount and a $150,000,000 revolving credit facility (the “Credit Agreement”), and closed on a $410,000,000 privately placed debt offering of 9.125% Senior Notes due 2020 (the “Senior Notes”).  Proceeds from the Credit Agreement and the Senior Notes, together with cash on hand, were used to retire all outstanding borrowings under the Company’s former credit facility, securitization debt, and to settle all related derivative contracts.  On November 7, 2012, the Company entered into an amendment to the Credit Agreement (the “Amendment”) which provided an incremental term loan with an aggregate principal amount of $145,000,000 (the Amendment together with the Credit Agreement, the “Credit Facility”).  The Senior Notes and Credit Facility are guaranteed by all of the Company’s existing subsidiaries, and the Credit Facility is secured by a pledge of all of the outstanding stock of the Company and all of its existing subsidiaries.  Ascent Capital has not guaranteed any of the Company’s obligations under the Senior Notes or the Credit Facility.

On October 25, 2012, the Company acquired approximately 93,000 subscriber accounts from Pinnacle Security for a purchase price of approximately $131,000,000.

* * * * *

Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, marketing and operating strategies, integration of acquired businesses, new service offerings, the availability of debt refinancing, financial prospects and anticipated sources and uses of capital. In particular, statements under Item 1. “Business,” Item 1A. “Risk Factors”, Item 2. “Properties,” Item 3. “Legal Proceedings,” Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” contain forward-looking statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated.

•                  general business conditions and industry trends;

•                  macroeconomic conditions and their effect on the general economy and on the U.S. housing market, in particular single family homes which represent the Company’s largest demographic;

•                  uncertainties in the development of our business strategies, including market acceptance of new products and services;

•                  the competitive environment in which we operate, in particular increasing competition in the alarm monitoring industry from larger existing competitors and new market entrants, including telecommunications and cable companies;

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

•                  changes in the nature of strategic relationships with original equipment manufacturers, dealers and other business partners;

•                  the reliability and creditworthiness of the Company’s independent alarm systems dealers and subscribers;

•                  changes in the Company’s expected rate of subscriber attrition;

•                  changes in technology that may make the Company’s service less attractive or obsolete, or require significant expenditures to update, including the phase-out of 2G networks by cellular carriers;

•                  the development of new services or service innovations by competitors; and

•                  the trend away from the use of public switched telephone network lines and resultant increase in servicing costs associated with alternative methods of communication.

These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Annual Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based. When considering such forward-looking statements, you should keep in mind the factors described in Item 1A, “Risk Factors” and other cautionary statements contained in this Annual Report. Such risk factors and statements describe circumstances which could cause actual results to differ materially from those contained in any forward-looking statement.

(b)  Financial Information About Reportable Segments

We identify our reportable segments based on financial information reviewed by our chief operating decision maker. We report financial information for our consolidated business segments that represent more than 10% of our consolidated revenue or earnings before income taxes.

Based on the foregoing criteria, we only have one reportable segment as of December 31, 2012.

(c)  Narrative Description of Business

Monitronics International Inc., a Texas corporation incorporated on August 31, 1994, is primarily engaged in the business of providing security alarm monitoring services: monitoring signals arising from burglaries, fires, medical alerts and other events though security systems at subscribers’ premises, as well as providing customer service and technical support.  Our principal office is located at 2350 Valley View Lane, Suite 100, Dallas, Texas 75234, telephone number (972) 243-7443.

We are one of the largest alarm monitoring companies in the U.S., with over 810,000 subscribers under contract. With subscribers in all 50 states, the District of Columbia, Puerto Rico, and Canada, we provide a wide range of mainly residential security services including hands-free two-way interactive voice communication with the monitoring center, cellular options, and an interactive service option which allows the customer to control their security system remotely using a computer or smart phone.

Operations

Unlike many of our national competitors, we outsource the sales, installation and field service functions to our dealers. By outsourcing the low margin, high fixed-cost elements of our business to a large network of independent service providers, we are able to allocate capital to growing our revenue-generating account base rather than to local offices or depreciating hard assets.

Revenue is generated primarily from fees charged to customers under alarm monitoring contracts.  The initial contract term is typically three to five years, with automatic renewal on a month-to-month basis.  We generate incremental revenue by providing additional services, such as maintenance and contract monitoring.  Contract monitoring includes fees charged to other security alarm companies for monitoring their accounts on a wholesale basis.  As of December 31, 2012, we provide contract monitoring services for over 75,000 accounts.  These incremental revenue streams do not represent a significant portion of our overall revenue.

During 2012, we purchased alarm monitoring contracts from more than 370 dealers.  Our authorized independent dealers are typically small businesses that sell and install alarm systems.  These dealers focus on the sale and installation of security systems and generally do not retain the monitoring contracts for their customers and do not have their own facilities to monitor such systems due to the large upfront investment required to create the account and build a monitoring station.  They also do not have the scale required to operate a monitoring station efficiently.  These dealers typically sell the contracts to third parties and outsource the monitoring function for any accounts they retain.  We have the ability to monitor a variety of signals from nearly all types of residential security systems. We generally enter into exclusive contracts with dealers under which the dealers sell and install security systems and we have a right of first refusal to purchase the associated alarm monitoring contracts.  In order to maximize revenues, we seek to attract dealers from throughout the U.S. rather than focusing on specific local or regional markets.  In evaluating the quality of potential participants for the dealer program, we conduct an internal due diligence review and analysis of each dealer using information obtained from third party sources.  This process includes:

•                  lien searches and background checks on the dealer; and

•                  a review of the dealer’s licensing status and creditworthiness.

Once a dealer is approved and signed as a Monitronics authorized dealer, the primary steps in creating an account are as follows:

1.              Dealer sells an alarm system to a homeowner or small business.

2.              Dealer installs the alarm system, which is monitored by Monitronics’ central monitoring center, trains the customer on its use, and receives a signed three to five year contract for monitoring services.

3.              Dealer presents the account to the Company for purchase.

4.              We perform diligence on the alarm monitoring account to validate quality.

5.              We acquire the customer contract at a formula-based price.

6.              Customer becomes a Monitronics account.

7.              All future billing and customer service is conducted through Monitronics.

In addition to the development of our dealer network, we periodically acquire alarm monitoring accounts from other alarm companies in bulk on a negotiated basis.

We believe our ability to maximize our return on invested capital is largely dependent on the quality of the accounts purchased.  We conduct a review of each account to be purchased from the dealer.  This process typically includes:

•                  subscriber credit score reviews;

•                  telephone surveys to confirm satisfaction with the installation and security systems;

•                  an individual review of each alarm monitoring contract;

•                  confirmation that the customer is a homeowner; and

•                  confirmation that each security system is monitored by Monitronics’ central monitoring station prior to purchase.

We generally pay a purchase price for each new customer account based on a multiple of the account’s monthly recurring revenue. Our dealer contracts generally provide that if a customer account acquired by the Company is terminated within the first 12 months, the dealer must replace the account or refund the purchase price paid by the Company. To secure the dealer’s obligation, we typically hold back a percentage of the purchase price for a 12 month period.

We believe that this process, which includes both clearly defined customer account standards and a comprehensive due diligence process, contributes significantly to the high quality of our subscriber base. For each of the last seven calendar years, the average credit score of accounts purchased by the Company was in excess of 700 on the FICO scale.

Approximately 95% of our subscribers are residential homeowners and the remainder are small commercial accounts. We believe by focusing on residential homeowners rather than renters we can reduce attrition, because homeowners relocate less frequently than renters.

We provide monitoring services as well as billing and 24-hour telephone support through our central monitoring station, located in Dallas, Texas. This facility is Underwriters Laboratories (“UL”) listed.  To obtain and maintain a UL listing, an alarm monitoring center must be located in a building meeting UL’s structural requirements, have back-up and uninterruptable power supplies, have secure telephone lines and maintain redundant computer systems.  UL conducts periodic reviews of alarm monitoring centers to ensure compliance with their requirements.  Our central monitoring station in Dallas has also received the Central Station Alarm Association’s (“CSAA”) prestigious Five Diamond Certification. According to the CSAA, less than approximately 5% of all central monitoring stations in the U.S. have attained Five Diamond Certified status.  We also have a back-up facility located in McKinney, Texas that is capable of supporting monitoring, billing and customer service operations in the event of a disruption at our primary monitoring center. A call center in Mexico provides telephone support for Spanish-speaking subscribers.

Monitronics’ telephone systems utilize high-capacity, high-quality, digital circuits backed up by conventional telephone lines. When an alarm signal is received at the monitoring facility, it is routed to an operator. At the same time, information concerning the subscriber whose alarm has been activated and the nature and location of the alarm signal are delivered to the operator’s computer terminal. The operator is then responsible for following standard procedures to contact the subscriber or take other appropriate action, including, if the situation requires, contacting local emergency service providers.  We never dispatch our own personnel to the subscriber’s premises.  If a subscriber lives in an area where the emergency service provider will not respond without verification of an actual emergency, we will contract with an independent third party responder if available in that area.

We seek to increase subscriber satisfaction and retention by carefully managing customer and technical service. The customer service center handles all general inquiries from subscribers, including those related to subscriber information changes, basic alarm troubleshooting, alarm verification, technical service requests and requests to enhance existing services. We have a proprietary centralized information system that enables us to satisfy over 85% of subscriber technical inquiries over the telephone, without dispatching a service technician. If the customer requires field service, we rely on our nationwide network of over 650 service dealers to provide such service on a time and materials basis.  We closely monitor service dealer performance with customer satisfaction forms, follow-up quality assurance calls and other performance metrics.

Intellectual Property

We have a registered service mark for the Monitronics name and a service mark for the Monitronics logo. We own certain proprietary software applications that are used to provide services to our dealers and subscribers. We do not hold any patents or other intellectual property rights on our proprietary software applications.

Sales and Marketing

General

We believe our nationwide network of authorized dealers is the most effective way to market alarm systems.  Locally-based dealers are often an integral part of the communities they serve and understand the local market and how best to satisfy local needs. By combining the dealer’s local presence and reputation with our high quality service and support, we are able to cost-effectively provide local services and take advantage of economies of scale where appropriate.

Agreements with dealers provide for the purchase of the dealer’s subscriber accounts on an ongoing basis. The dealers install the alarm system and arrange for subscribers to enter into a multi-year alarm monitoring agreement in a form acceptable to us. The dealer then submits this monitoring agreement for our due diligence review and purchase.

Dealer Network Development

We remain focused on expanding our network of independent authorized dealers. To do so, we have established a dealer program that provides participating dealers with a variety of support services to assist them as they grow their businesses. Authorized dealers may use the Monitronics brand name in their sales and marketing activities and on the products they sell and install. Authorized dealers benefit from their affiliation with us and our national reputation for high customer satisfaction, as well as the support they receive from us. Authorized dealers benefit by generating operating capital and profits from the sale of their accounts to us.  We also provide authorized dealers with the opportunity to obtain discounts on alarm systems and other equipment purchased by such dealers from original equipment manufacturers, including alarm systems labeled with the Monitronics logo.  We also make available sales, business and technical training, sales literature, co-branded marketing materials, sales leads and management support to our authorized dealers.  In most cases these services and cost savings would not be available to security alarm dealers on an individual basis.

Currently, we employ sales representatives to promote our authorized dealer program, find account acquisition opportunities and sell our monitoring services. We target independent alarm dealers across the U.S. that can benefit from our dealer program services and can generate high quality monitoring customers. We use a variety of marketing techniques to promote the dealer program and related services. These activities include direct mail, trade magazine advertising, trade shows, internet web site marketing, publicity and telemarketing.

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

These materials are made available to dealers at prices that management believes would not be available to dealers on an individual basis.

Our sales materials promote both the Monitronics brand and the dealer’s status as a Monitronics authorized dealer. Dealers often sell and install alarm systems which display the Monitronics logo and telephone number, which further strengthens consumer recognition of their status as Monitronics authorized dealers. Management believes that the dealers’ use of the Monitronics brand to promote their affiliation with one of the nation’s largest alarm monitoring companies boosts the dealers’ credibility and reputation in their local markets and also assists in supporting their sales success.

Customer Integration and Marketing

The customer’s awareness and identification of the Monitronics brand as the monitoring service provider is further supported by the distribution of Monitronics-branded materials by the dealer to the customer at the point of sale. Such materials may include Monitronics yard signs, brochures, instruction cards, and other promotional items. Our dealers typically introduce customers to Monitronics in the home when describing our central monitoring station.

Following the purchase of a monitoring agreement from a dealer, the customer is sent a brochure notifying them that Monitronics has assumed responsibility for all their monitoring and customer service needs.  All materials focus on the Monitronics brand and the role of Monitronics as the single source of support for the customer.

Negotiated Account Acquisitions

In addition to the development of our dealer network, we periodically acquire alarm monitoring accounts from other alarm companies in bulk on a negotiated basis.  Our management has extensive experience in identifying potential opportunities, negotiating account acquisitions and performing thorough due diligence, which helps facilitate execution of new acquisitions in a timely manner.

Strategy

Our goal is to maximize return on invested capital, which we believe can be achieved by pursuing the following strategies:

Maximize Subscriber Retention

We seek to maximize subscriber retention by continuing to acquire high quality accounts and to increase the average life of an account through the following initiatives:

•                  maintain the high quality of our subscriber base by continuing to implement our highly disciplined account acquisition program;

•                  continue to incentivize our dealers to sell us only high-quality accounts through quality incentives built into the purchase price and by having a performance guarantee on substantially all dealer accounts;

•                  provide superior customer service on the telephone and in the field; and

•                  actively identify subscribers who are relocating, the number one reason for account cancellations, and target retention of such subscribers.

Maximize Economics of Business Model

Due to the scalability of our operations and the low fixed and variable costs inherent in our cost structure, we believe we will continue to experience high Adjusted EBITDA margins as costs are spread over larger recurring revenue streams. We believe our cash flows may also benefit from our continued efforts to increase subscriber retention rates and reduce response times, call duration and false alarms.  As used in this annual report, the term “Adjusted EBITDA” means net income before interest expense, interest income, income taxes, depreciation, amortization (including the amortization of subscriber accounts and dealer networks), realized and unrealized gain/(loss) on derivative instruments, restructuring charges, stock-based and other non-cash long-term incentive compensation, and other non-cash or non-recurring charges, and “Adjusted EBITDA margin” means Adjusted EBITDA as a percentage of revenue.  For further discussion of Adjusted EBITDA, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Expand Our Network of Dealers

We plan to continue to grow account purchases from our dealer network by targeting dealers that can benefit from our dealer program services and that can generate high quality subscribers for us. We believe we are an attractive partner for dealers for the following reasons:

•                  we provide our dealers with a full range of services designed to assist them in all aspects of their business, including sales leads, sales training, technical training, comprehensive on-line account access, detailed weekly account summaries, sales support materials and discounts on security system hardware purchased through our strategic alliances with security system manufacturers;

•                  individual dealers retain local name recognition and responsibility for day-to-day sales and installation efforts, thereby supporting the entrepreneurial culture at the dealer level and allowing us to capitalize on the considerable local market knowledge, goodwill and name recognition of our dealers; and

•                  we are a reliable purchaser of accounts at competitive rates.

For a description of the risks associated with the foregoing strategies, and with the Company’s business in general, see “Risk Factors” section beginning on page 10.

Industry; Competition

The security alarm industry is highly competitive and fragmented, and competitors include four other major firms with nationwide coverage and numerous smaller providers with regional or local coverage.  The four other security alarm companies with coverage across the U.S. are as follows:

•                  The ADT Corporation (“ADT”);

•                  Protection One, Inc.;

•                  Stanley Security Solutions, a subsidiary of Stanley Black and Decker; and

•                  Vivint, Inc.

The security alarm industry has remained highly competitive and fragmented over time without any material change to market concentration.  Competition in the security alarm industry is based primarily on reputation for quality of service, market visibility, services offered, price and the ability to identify subscriber accounts. We believe we compete effectively with other national, regional and local alarm monitoring companies due to our reputation for reliable monitoring, customer and technical services, the quality of services, and our low cost structure.  The dynamics of the security alarm industry often favor larger alarm monitoring companies with a nationwide focus that have greater capital and benefit from economies of scale in technology, advertising and other expenditures.

Some of these larger alarm monitoring companies have also adopted, in whole or in part, a dealer program similar to that of Monitronics.  In these instances, we must also compete with these programs in recruiting dealers.  We believe we compete effectively with other dealer programs due to our competitive account purchase terms and the quality of our dealer support services.  The alarm monitoring companies that we compete with for alarm system dealers in this manner include Security Networks, LLC and ADT, the latter of which is significantly larger and has more capital.

Seasonality

Our operations are subject to a certain level of seasonality.  Since more household moves take place during the second and third calendar quarters of each year, our disconnect rate and expenses related to retaining customers are typically higher in those calendar quarters than in the first and fourth quarters.  There is also a slight seasonal effect resulting in higher new customer volume and related cash expenditures incurred in investment in new subscribers in the second and third quarters.

Regulatory Matters

Our operations are subject to a variety of laws, regulations and licensing requirements of federal, state and local authorities. In certain jurisdictions, we are required to obtain licenses or permits to comply with standards governing employee selection and training and to meet certain standards in the conduct of its business.  The security industry is also subject to requirements imposed by various insurance, approval, listing and standards organizations. Depending upon the type of subscriber served, the type of security service provided and the requirements of the applicable local governmental jurisdiction, adherence to the requirements and standards of such organizations is mandatory in some instances and voluntary in others.

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

•                  imposing limitations on the number of times the police will respond to false alarms at a particular location;

•                  requiring additional verification of intrusion alarms by calling two different phone numbers prior to dispatch (“Enhanced Call Verification”); and

•                  requiring visual verification of an actual emergency at the premise before the police will respond to an alarm signal.

Enhanced Call Verification has been implemented as standard policy by the Company.

Our alarm monitoring business utilizes telephone lines, internet connections, cellular networks and radio frequencies to transmit alarm signals. The cost of telephone lines, and the type of equipment which may be used in telephone line transmission, are currently regulated by both federal and state governments. The operation and utilization of cellular and radio frequencies are regulated by the Federal Communications Commission and state public utility commissions.

Employees

At December 31, 2012, we had approximately 760 full-time employees and an additional 18 employees that are employed on a part-time or freelance basis, all of which are located in the U.S.

(d)   Financial Information About Geographic Areas

We perform monitoring services for subscribers located in all 50 states, the District of Columbia, Puerto Rico, and Canada.

(e)   Available Information

All of our filings with the Securities and Exchange Commission (the “SEC”), including our Form 10-Ks, Form 10-Qs and Form 8-Ks, as well as amendments to such filings are available on our Internet website free of charge generally within 24 hours after we file such material with the SEC. Our website address is www.monitronics.com.

The information contained on our website is not incorporated by reference herein.

ITEM 1A.  RISK FACTORS

In addition to the other information contained in this Annual Report on Form 10-K, you should consider the following risk factors in evaluating our results of operations, financial condition, business and operations or an investment in our stock.

Although we describe below and elsewhere in this Annual Report on Form 10-K the risks we consider to be the most material, there may be other unknown or unpredictable economic, business, competitive, regulatory or other factors that also could have material adverse effects on our results of operations, financial condition, business or operations in the future. In addition, past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.

If any of the events described below, individually or in combination, were to occur, our businesses, prospects, financial condition, results of operations and/or cash flows could be materially adversely affected.

Factors Relating to Our Indebtedness

We have a substantial amount of indebtedness and the costs of servicing that debt may materially affect its business and ours.

We have a significant amount of indebtedness.  As of December 31, 2012, we had consolidated indebtedness of $1,108,383,000.  That substantial indebtedness, combined with our other financial obligations and contractual commitments, could have important consequences to us.  For example, it could:

•                  require us to dedicate a substantial portion of any cash flow from operations to the payment of interest and principal due under our indebtedness, which will reduce funds available to fund future subscriber account purchases, working capital, capital expenditures and other general corporate requirements;

•                  increase our vulnerability to general adverse economic and industry conditions;

•                  limit our flexibility in planning for, or reacting to, changes in our business and the markets in which we operate;

•                  limit our ability to obtain additional financing required to fund future subscriber account purchases, working capital, capital expenditures and other general corporate requirements;

•                  place us at a competitive disadvantage compared to some of our competitors that are less leveraged;

•                  reduce or delay investments and capital expenditures; and

•                  cause any refinancing of our indebtedness to be at higher interest rates and require us to comply with more onerous covenants, which could further restrict our business operations.

The agreements governing our various debt obligations, including our Credit Facility and the indenture governing the Senior Notes, impose restrictions on our business and such restrictions could adversely affect our ability to undertake certain corporate actions.

The agreements governing our indebtedness restrict our ability to, among other things:

•                  incur additional indebtedness;

•                  make cash distributions by means of loans or cash dividends;

•                  make certain loans and investments;

•                  create liens;

•                  enter into transactions with affiliates, including our parent company, Ascent Capital;

•                  restrict subsidiary distributions;

•                  dissolve, merge or consolidate;

•                  make capital expenditures;

•                  transfer, sell or dispose of assets; and

•                  acquire certain types of alarm monitoring contracts.

We must also comply with certain financial and non-financial covenants under the Credit Facility.  Credit Facility covenants include capital expenditure limits, maximum total debt to EBITDA (as defined within the Credit Facility agreement) ratios, a minimum fixed charge coverage ratio, a maximum eligible recurring monthly revenue (as defined within the Credit Facility agreement) to EBITDA ratio, and a maximum attrition rate.  If we cannot comply with any of these covenants, we may not be able to make additional draw downs under the revolving credit facility, which would limit our ability to manage our working capital requirements.  In addition, failure to comply with the restrictions contained in the Credit Facility or Senior Notes could lead to an event of default, which could result in the acceleration of a substantial amount of indebtedness.

We have a history of losses and may incur losses in the future.

We have incurred losses in our two most recently completed fiscal years, as well as each of our fiscal years ended June 30, 2010, 2009, and 2008.  In future periods, we may not be able to achieve or sustain profitability on a consistent quarterly or annual basis.  Failure to maintain profitability in future periods may materially and adversely affect our ability to make payments on our outstanding debt obligations.

Factors Relating to Our Business

Our acquisition strategy may not be successful.

One focus of our strategy is to seek opportunities to grow free cash flow through strategic acquisitions, which may include leveraged acquisitions.  If we engage in any acquisition, we will incur a variety of costs, and may never realize the anticipated benefits of the acquisition. If we undertake any acquisition, the process of operating such acquired business may result in unforeseen operating difficulties and expenditures. Moreover, we may fail to realize the anticipated benefits of any acquisition as rapidly as expected or at all. Future acquisitions could cause us to incur debt and expose us to liabilities. Further, we may incur significant expenditures and devote substantial management time and attention in anticipation of an acquisition that is never realized. Lastly, while we intend to implement appropriate controls and procedures as we integrate any acquired companies, we may not be able to certify as to the effectiveness of these companies’ disclosure controls and procedures or internal control over financial reporting within the time periods required by U.S. federal securities laws and regulations.

We face risks in acquiring and integrating new subscribers.

The acquisition of alarm monitoring agreements (“AMAs”) involves a number of risks, including the risk that the purchased AMAs may not be profitable due to higher than expected account attrition, lower than expected revenues from the AMAs or, when applicable, lower than expected recoveries from dealers.  The purchase price we pay a dealer for an AMA is affected by the monthly recurring revenue generated by the AMA, as well as several other factors, including the level of competition, our prior experience with AMAs purchased from the dealer, the number of AMAs purchased, the subscriber’s credit score and the type of security equipment used by the subscriber.  To the extent that the servicing costs or the attrition rates are higher than expected or the revenues from the AMAs or, when applicable, the recoveries from dealers are lower than expected, our business and results of operations could be adversely affected.

We are subject to credit risk and other risks associated with our subscribers.

Substantially all of our revenues are derived from the recurring monthly revenue due from subscribers under the AMAs.  Therefore, we are dependent on the ability and willingness of subscribers to pay amounts due under the AMAs on a monthly basis in a timely manner.  Although subscribers are contractually obligated to pay amounts due under an AMA and are prohibited from canceling the AMA for the initial term of the AMA (typically between three to five years), subscribers’ payment obligations are unsecured, which could impair our ability to collect any unpaid amounts from our subscribers.  To the extent defaults by subscribers of their obligations under the AMAs are greater than anticipated, our business and results of operations could be materially and adversely affected.

We rely on a significant number of our subscribers remaining with us for an extended period of time.

We incur significant upfront cash costs for each new subscriber.  We require a substantial amount of time, typically exceeding the initial term of the related AMA, to receive cash payments (net of variable cash operating costs) from a particular subscriber that are sufficient to offset this upfront cost. Accordingly, our long-term performance is dependent on our subscribers remaining with us for as long as possible.  This requires us to minimize our rate of subscriber cancellations, or attrition. Factors that can increase cancellations include subscribers who relocate and do not reconnect, problems with service quality, competition from other alarm monitoring companies, equipment obsolescence, adverse economic conditions and the affordability of our service.  If we fail to keep the subscribers for a sufficiently long period of time, attrition rates would be higher than expected and our financial position and results of operations could be materially and adversely affected.  In addition, we may experience higher attrition rates with respect to subscribers acquired in bulk buys than subscribers acquired pursuant to our authorized dealer program.  We completed our largest bulk buy during the fourth quarter of 2012, increasing our subscriber base by more than 10%.

We are subject to credit risk and other risks associated with our dealers.

Under the standard alarm monitoring purchase agreement (“AMPA”) that we enter into with our dealers, if a subscriber terminates their service with us during the first twelve months after the AMA has been purchased, the dealer is typically required to elect between substituting another AMA for the terminating AMA or compensating us in an amount based on the original purchase price of the terminating AMA.  We are subject to the risk that dealers will breach their obligation to provide a comparable substitute AMA for a terminating AMA.  Although we withhold specified amounts from the purchase price paid to dealers for AMAs (“holdback”), which may be used to satisfy or offset these and other applicable dealer obligations under the AMPA, there can be no guarantee that these amounts will be sufficient to satisfy or offset the full extent of the default by a dealer of its obligations under an AMPA.  If the holdback does prove insufficient to cover dealer obligations, we are also subject to the credit risk that the dealers may not have sufficient funds to compensate us when substitute AMAs are unavailable or that any such dealer will otherwise breach its obligation to compensate us for a terminating AMA.  To the extent defaults by dealers of their obligations under the AMPAs are greater than anticipated, our financial condition and results of operations could be materially and adversely affected.

The alarm monitoring business is subject to macroeconomic factors that may negatively impact our results of operations, including prolonged downturns in the housing market.

The alarm monitoring business is dependent in part on national, regional and local economic conditions.  In particular, where disposable income available for discretionary spending is reduced (such as by higher housing, energy, interest or other costs or where the actual or perceived wealth of customers has decreased because of circumstances such as lower residential real estate values, increased foreclosure rates, inflation, increased tax rates or other economic disruptions), the alarm monitoring business could experience increased attrition rates and reduced consumer demand.  Although we have continued to grow our business in the most recent periods of general economic downturn, no assurance can be given that we will be able to continue acquiring quality AMAs or that we will not experience higher attrition rates.  In addition, any deterioration in new construction and sales of existing single family homes could reduce opportunities to grow our subscriber accounts from the sales of new security systems and services and the take-over of existing security systems that had previously been monitored by our competitors.  If the general economic downturn is prolonged or materially worsens, our results of operations and subscriber account growth could be materially and adversely affected.

Adverse economic conditions in states where our subscribers are more heavily concentrated may negatively impact our results of operations.

Even as economic conditions may improve in the U.S. as a whole, this improvement may not occur or further deterioration may occur in the regions where our subscribers are more heavily concentrated (such as Texas, California, Florida and Arizona). Although we have a geographically diverse subscriber base, adverse conditions in one or more states where our business is more heavily concentrated could have a significant adverse effect on our financial position, results of operations and cash flows.

If the insurance industry were to change its practice of providing incentives to homeowners for the use of alarm monitoring services, we may experience a reduction in new customer growth or an increase in our subscriber attrition rate.

It has been common practice in the insurance industry to provide a reduction in rates for policies written on homes that have monitored alarm systems.  There can be no assurance that insurance companies will continue to offer these rate reductions.  If these incentives were reduced or eliminated, new homeowners who otherwise may not feel the need for alarm monitoring services would be removed from our potential customer pool, which could hinder the growth of our business, and existing subscribers may choose to disconnect or not renew their service contracts, which could increase our attrition rates.  In either case, our results of operations and growth prospects could be adversely affected.

Risks of liability from our business and operations may be significant.

The nature of the services provided by the Company potentially exposes it to greater risks of liability for employee acts or omissions or system failures than may be inherent in other businesses.  If subscribers believe that they incurred losses as a result of an action or a failure to act by the Company, the subscribers could bring claims against the Company, and the Company has been subject to lawsuits of this type from time to time.  Similarly, if dealers believe that they incurred losses or were denied rights under the AMPAs as a result of an action or a failure to act by the Company, the dealers could bring claims against the Company. Substantially all of our AMAs and AMPAs contain provisions limiting our liability to subscribers and dealers, respectively, in an attempt to reduce this risk.  However, in the event of any such litigation, no assurance can be given that these limitations will be enforced, and the costs of such litigation or the related settlements or judgments could have a material adverse effect on our financial condition. In addition, there can be no assurance that the Company is adequately insured for these risks. Certain of our insurance policies and the laws of some states may limit or prohibit insurance coverage for punitive or certain other types of damages or liability arising from gross negligence.  If significant uninsured damages are assessed against the Company, the resulting liability could have a material adverse effect on our financial condition or results of operations.

Future litigation could result in adverse publicity for us.

In the ordinary course of business, from time to time, we are the subject of complaints or litigation from subscribers or inquiries from government officials, sometimes related to alleged violations of state consumer protection statutes (including by our dealers), negligent dealer installation and negligent service of alarm monitoring systems.  We may also be subject to employee claims based on, among other things, alleged discrimination, harassment or wrongful termination claims.  In addition to diverting management resources, adverse publicity resulting from such allegations may materially and adversely affect our reputation in the communities we service, regardless of whether such allegations are unfounded.  Such adverse publicity could result in higher attrition rates and greater difficulty in attracting new subscribers on terms that are attractive to us or at all.

A disruption to our monitoring facility and our back-up monitoring facility could adversely affect our business.

A disruption to both the monitoring facility and the back-up monitoring facility could affect our ability to provide alarm monitoring services to our subscribers. Any such disruption could occur for many reasons, including fire, natural disasters, weather, transmission interruption, malicious acts or terrorism. Our main monitoring facility holds Underwriters’ Laboratories listings as protective signaling services stations and maintains certain standards of building integrity, redundant computer and communications facilities and backup power, among other safeguards.  However, no assurance can be given that both of our monitoring facilities will not be impacted by a disruption, including one from a catastrophic event or natural disaster.  Any such disruption, particularly one of a prolonged duration, could have a material adverse effect on our business.

We rely on third parties to transmit signals to our monitoring facilities.

We rely on various third-party telecommunications providers and signal processing centers to transmit and communicate signals to our monitoring facilities in a timely and consistent manner.  These telecommunications providers and signal processing centers could fail to transmit or communicate these signals to the monitoring facilities for many reasons, including due to disruptions from fire, natural disasters, weather, transmission interruption, malicious acts or terrorism.  The failure of one or more of these telecommunications providers or signal processing centers to transmit and communicate signals to the monitoring facilities in a timely manner could affect our ability to provide alarm monitoring services to our subscribers.  There can be no assurance that third-party telecommunications providers and signal processing centers will continue to transmit and communicate signals to the monitoring facilities without disruption. Any such disruption, particularly one of a prolonged duration, could have a material adverse effect on our business.  See also “Shifts in customer choice of, or telecommunications providers’ support for, telecommunications services and equipment could adversely impact our business and require significant capital expenditures” below with respect to risks associated with changes in signal transmissions.

The alarm monitoring business is subject to technological innovation over time.

Our monitoring services depend upon the technology (both hardware and software) of security alarm systems located at subscribers’ premises. We may be required to implement new technology both to attract and retain subscribers or in response to changes in land-line or cellular technology or other factors, which could require significant expenditures.  In addition, the availability of any new features developed for use in our industry (whether developed by us or otherwise) can have a significant impact on a subscriber’s initial decision to choose Monitronics’ or our competitor’s products and a subscriber’s decision to renew with Monitronics or switch to one of our competitors.  To the extent our competitors have greater capital and other resources to dedicate to responding to technological innovation over time, the products and services offered by us may become less attractive to current or future subscribers thereby reducing demand for such products and services and increasing attrition over time.  Those competitors that benefit from more capital being available to them may be at a particular advantage to us in this respect.  If we are unable to adapt in response to changing technologies, market conditions or customer requirements in a timely manner, such inability could adversely affect our business by increasing our rate of subscriber attrition.  We also face potential competition from improvements in self-monitoring systems, which enable current or future subscribers to monitor their home environments without third-party involvement, which could further increase attrition rates over time and hinder the acquisition of new AMAs.

Shifts in customer choice of, or telecommunications providers’ support for, telecommunications services and equipment could adversely impact our business and require significant capital expenditures.

A significant portion of our subscriber alarm systems use either a traditional, land-line telecommunication service or a 2G cellular service to communicate alarm signals from the subscribers’ locations to our monitoring facility.  There is a growing trend for consumers to give up their land-line and exclusively use cellular and IP communication technology in their homes and businesses, and telecommunications providers may discontinue land-line services in the future.  In addition, there is no guarantee that telecommunications providers will continue to support the 2G cellular network in the future.  The continued operation of both the landline and 2G cellular networks will depend on a number of factors which are outside of our control.  If either the land-line or 2G cellular network is discontinued, subscribers will need to replace certain equipment in their security system to maintain their monitoring service.  This could increase our subscriber attrition rates and, to retain customers, require us to subsidize the replacement of subscribers’ outdated systems at our own expense. Any such upgrades or implementations could require significant expenditures and also divert management’s attention and other important resources away from customer service and sales efforts. In the future, we may not be able to successfully implement new technologies or adapt existing technologies to changing market demands.  If we are unable to adapt timely to changing technologies, market conditions or customer preferences, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

Privacy concerns, such as consumer identity theft and security breaches, could hurt our reputation and revenues.

As part of our operations, we collect a large amount of private information from our subscribers, including credit card information, images and voice recordings. If we were to experience a breach of our data security, it may put private information of our subscribers at risk of exposure. To the extent that any such exposure leads to credit card fraud or identity theft, we may experience a general decline in consumer confidence in our business, which may lead to an increase in attrition rates or may make it more difficult to attract new subscribers.  If consumers become reluctant to use our services because of concerns over data privacy or credit card fraud, our ability to generate revenues would be impaired. In addition, if technology upgrades or other expenditures are required to prevent security breaches of our network, boost general consumer confidence in our business, or prevent credit card fraud and identity theft, we may be required to make unplanned capital expenditures or expend other resources. Any such loss of confidence in our business or additional capital expenditure requirement could have a material adverse effect on our business, financial condition and results of operations.

Our reputation as a service provider of high quality security offerings may be adversely affected by product defects or shortfalls in customer service.

Our business depends on our reputation and ability to maintain good relationships with our subscribers, dealers and local regulators, among others. Our reputation may be harmed either through product defects, such as the failure of one or more of our subscribers’ alarm systems, or shortfalls in customer service. Subscribers generally judge our performance through their interactions with the staff at the monitoring centers and dealers who perform on-site maintenance services. Any failure to meet subscribers’ expectations in such customer service areas could cause an increase in attrition rates or make it difficult to recruit new subscribers. Any harm to our reputation or subscriber relationships caused by the actions of our dealers, personnel or third party service providers or any other factors could have a material adverse effect on our business, financial condition and results of operations.

A loss of experienced employees could adversely affect the Company.

The success of our company has been largely dependent upon the active participation of our officers and employees.  The loss of the services of key members of our management for any reason may have a material adverse effect on our operations and the ability to maintain and grow our business.  We depend on the managerial skills and expertise of our management and employees to provide customer service by, among other things, monitoring and responding to alarm signals, coordinating equipment repairs, administering billing and collections under the AMAs and administering and providing dealer services under the AMPAs.  There is no assurance that we will be able to retain our current management and other experienced employees or replace them satisfactorily to the extent they leave the employ of the Company.  The loss of any such experienced employees’ services and expertise could materially and adversely affect our business.

The high level of competition in our industry could adversely affect our business.

The security alarm monitoring industry is highly competitive and fragmented.  As of December 31, 2012, we were one of the largest alarm monitoring companies in the U.S. when measured by the total number of subscribers under contract.  We face competition from other alarm monitoring companies, including companies that have more capital and that may offer higher prices and more favorable terms to dealers for AMAs purchased or charge lower prices for monitoring services.  We also face competition from a significant number of small regional competitors that concentrate their capital and other resources in targeting local markets and form new marketing channels that may displace the existing alarm system dealer channels for acquiring AMAs.  Further, we are facing increasing competition from telecommunications and cable companies who are expanding into alarm monitoring services and bundling their existing offerings with monitored security services. The existing access to and relationship with subscribers that these companies have could give them a substantial advantage over us, especially if they are able to offer subscribers a lower price by bundling these services. Any of these forms of competition could reduce the acquisition opportunities available to us, thus slowing our rate of growth, or requiring us to increase the price paid for subscriber accounts, thus reducing our return on investment and negatively impacting our revenues and results of operations.

We may be unable to obtain additional funds to grow our business.

We intend to continue to pursue growth through the acquisition of subscriber accounts through our authorized dealer program, among other means. To continue our growth strategy, we intend to make additional draw downs under the revolving credit portion of the Credit Facility and may seek financing through new credit arrangements or the possible sale of new securities, any of which may lead to higher leverage or result in higher borrowing costs. An inability to obtain funding through external financing sources on favorable terms or at all is likely to adversely affect our ability to continue or accelerate our subscriber account acquisition activities.

Third party claims with respect to our intellectual property, if decided against us, may result in competing uses of our intellectual property or require the adoption of new, non-infringing intellectual property.

We have received and may continue to receive notices claiming we committed intellectual property infringement, misappropriation or other intellectual property violations and third parties have claimed, and may, in the future, claim that we do not own or have rights to use all intellectual property rights used in the conduct of our business. While we do not believe that any of the currently outstanding claims are material, there can be no assurance that third parties will not assert future infringement claims against us or claims that our rights to our intellectual property are invalid or unenforceable, and we cannot guarantee that these claims will be unsuccessful.  Any claims involving rights to use the “Monitronics” mark could have a material adverse effect on our business if such claims were decided against us and we were precluded from using or licensing the “Monitronics” mark or others were allowed to use it.  If we were required to adopt a new name, it would entail marketing costs in connection with building up recognition and goodwill in such new name.  In the event that we were enjoined from using any of our other intellectual property, there would be costs associated with the replacement of such intellectual property with developed, acquired or licensed intellectual property.  There would also be costs associated with the defense and settlement of any infringement or misappropriation allegations and any damages that may be awarded.

Factors relating to Regulatory Matters

“False Alarm” ordinances could adversely affect our business and operations.

Significant concern has arisen in certain municipalities about the high incidence of false alarms. In some localities, this concern has resulted in local ordinances or policies that restrict police response to third-party monitored burglar alarms. In addition, an increasing number of local governmental authorities have considered or adopted various measures aimed at reducing the number of false alarms, including:

•                  subjecting alarm monitoring companies to fines or penalties for transmitting false alarms;

•                  imposing fines on alarm monitoring services customers for false alarms;

•                  imposing limitations on the number of times the police will respond to alarms at a particular location; and

•                  requiring further verification of an alarm signal, such as visual verification or verification to two different phone numbers, before the police will respond.

Enactment of these measures could adversely affect our future operations and business.  For example, numerous cities or metropolitan areas have implemented verified response ordinances for residential and commercial burglar alarms. A verified response policy means that police officers generally do not respond to an alarm until someone else (e.g., the resident, a neighbor or a security guard) first verifies that it is valid.  Some alarm monitoring companies operating in these areas hire security guards or use third-party guard firms to verify an alarm.  If we need to hire security guards or use third-party guard firms, it could have a material adverse effect on our business through either increased servicing costs, which could negatively affect the ability to fund properly our ongoing operations, or increased costs to our customer, which may limit our ability to attract new customers or increase our subscriber attrition rates. In addition, the perception that police departments will not respond to third-party monitored burglar alarms, may reduce customer satisfaction with traditional monitored alarm systems, which may also result in increased attrition rates or decreased customer demand. Although we have less than 35,000 subscribers in these areas, a more widespread adoption of such a policy or similar policies in other cities or municipalities could materially and adversely affect our business.

Our business operates in a regulated industry.

Our business, operations and dealers are subject to various U.S. federal, state and local consumer protection laws, licensing regulation and other laws and regulations, and, to a lesser extent, similar Canadian laws and regulations. While there are no U.S. federal laws that directly regulate the security alarm monitoring industry, our advertising and sales practices and that of our dealer network are subject to regulation by the U.S. Federal Trade Commission (the “FTC”) in addition to state consumer protection laws.  The FTC and the Federal Communications Commission have issued regulations that place restrictions on, among other things, unsolicited automated telephone calls to residential and wireless telephone subscribers by means of automatic telephone dialing systems and the use of prerecorded or artificial voice messages.   If our dealers were to take actions in violation of these regulations, such as telemarketing to individuals on the “Do Not Call” registry, we could be subject to fines, penalties, private actions or enforcement actions by government regulators.  Although we have taken steps to insulate our self from any such wrongful conduct by our dealers, and to require our dealers to comply with these laws and regulations, no assurance can be given that we will not be exposed to liability as result of our dealers’ conduct.  Further, to the extent that any changes in law or regulation further restrict the lead generation activity of our dealers, these restrictions could result in a material reduction in subscriber acquisition opportunities, reducing the growth prospects of our business and adversely affecting our financial condition and future cash flows.  In addition, most states in which we operate have licensing laws directed specifically toward the monitored security services industry. Our business relies heavily upon wireline and cellular telephone service to communicate signals. Wireline and cellular telephone companies are currently regulated by both federal and state governments. Changes in laws or regulations could require us to change the way we operate, which could increase costs or otherwise disrupt operations. In addition, failure to comply with any such applicable laws or regulations could result in substantial fines or revocation of our operating permits and licenses, including in geographic areas where our services have substantial penetration, which could adversely affect our business and financial condition.  Further, if these laws and regulations were to change or we failed to comply with such laws and regulations as they exist today or in the future, our business, financial condition and results of operations could be materially and adversely affected.

Increased adoption of statutes and governmental policies purporting to void automatic renewal provisions in the AMAs, or purporting to characterize certain charges in the AMAs as unlawful, could adversely affect our business and operations.

The AMAs typically contain provisions automatically renewing the term of the contract at the end of the initial term, unless a cancellation notice is delivered in accordance with the terms of the contract. If the customer cancels prior to the end of the contract term, other than in accordance with the contract, we may charge the customer the amounts that would have been paid over the remaining term of the contract, or charge an early cancellation fee.  Several states have adopted, or are considering the adoption of, consumer protection policies or legal precedents which purport to void or substantially limit the automatic renewal provisions of contracts such as the AMAs, or otherwise restrict the charges that can be imposed upon contract cancellation. Such initiatives could negatively impact our business. Adverse judicial determinations regarding these matters could increase legal exposure to customers against whom such charges have been imposed, and the risk that certain customers may seek to recover such charges through litigation. In addition, the costs of defending such litigation and enforcement actions could have an adverse effect on our business and operations.

Factors Related to Our Parent’s Corporate History

Our parent, Ascent Capital, may have substantial indemnification obligations under a tax sharing agreement it entered into in connection with the spin-off of Ascent Capital from Discovery Holding Company (“DHC”), a subsidiary of Discovery Communications, Inc., and, under the terms of this agreement, we may be responsible for any such obligations.

Pursuant to Ascent Capital’s tax sharing agreement with DHC, Ascent Capital has agreed to be responsible for all taxes attributable to Ascent Capital or any of its subsidiaries, whether accruing before, on or after the spin-off (subject to specified exceptions). Ascent Capital has also agreed to be responsible for and indemnify DHC with respect to (i) certain taxes attributable to DHC or any of its subsidiaries (other than Discovery Communications, LLC) and (ii) all taxes arising as a result of the spin-off (subject to specified exceptions). Under the terms of the tax sharing agreement, each subsidiary of Ascent Capital, including the Company, is a member of the indemnifying group and may be responsible for any payments due to DHC thereunder. Ascent Capital’s indemnification obligations under the tax sharing agreement are not limited in amount or subject to cap and could be substantial.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The Company leases approximately 110,000 square feet in Dallas, Texas to house its executive offices, monitoring and call centers, sales and marketing and data retention functions.  Approximately 98,000 square feet of the 110,000 square feet is under an eleven-year lease expiring May 31, 2015 and 12,000 square feet is under a seven-year lease expiring January 31, 2015.  We also lease approximately 13,000 square feet for the McKinney, Texas back-up monitoring facility.

ITEM 3.  LEGAL PROCEEDINGS

From time to time, the Company is involved in litigation and similar claims incidental to the conduct of its business.  Although no assurances can be given, in the opinion of management, none of the pending actions is likely to have a material adverse impact on the Company’s financial position or results of operations, either individually or in the aggregate.

ITEM 4.  MINING SAFETY DISCLOSURES

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Pursuant to the Acquisition, the Company deauthorized all shares of Class A and Class B common stock upon its merger with Merger Sub on December 17, 2010. The newly formed entity has one share of common stock issued and outstanding to Ascent Capital as of December 31, 2010.  There have been no changes to the common stock issued and outstanding since the Acquisition.

We have paid $2,000,000 in dividends to Ascent Capital for the year ended December 31, 2012. From time to time we may provide dividends to Ascent Capital Group, Inc. as permitted in our Credit Facility.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth our selected consolidated financial and other operating data for the periods presented. The data relating to periods ending prior to December 17, 2010 reflects the consolidated financial data of the Predecessor. In connection with the Acquisition, we changed our fiscal year end from June 30 to December 31.

The (i) selected balance sheet data as of December 31, 2012 and December 31, 2011 and (ii) the selected statement of operations data for the fiscal years ended December 31, 2012, December 31, 2011, and June 30, 2010 and for the periods July 1, 2010 to December 16, 2010 and December 17, 2010 to December 31, 2010 presented in this table are derived from the accompanying consolidated financial statements and notes included elsewhere in this Annual Report and should be read in conjunction with those financial statements and notes thereto.   The balance sheet data as of December 31, 2010 and June 30, 2010 and the statement of operations data for the years ended June 30, 2009 and 2008 presented in this table were derived from previously issued financial statements included in Amendment No. 1 to Monitronics’ Registration Statement on Form S-4, filed with the Securities and Exchange Commission on June 22, 2012.   The balance sheet data as of June 30, 2008 presented in this table is derived from our consolidated financial statements and related notes which are not included in this Form 10-K.

	Successor			Predecessor
	As of December 31,		Transition Period As of December 31,	As of June 30,
	2012	2011	2010	2010	2009	2008

Summary Balance Sheet Data (Amounts in thousands):
Current assets	$35,661	54,406	44,095	$104,815	125,747	41,969
Property and Equipment, net	$20,559	19,977	20,689	$15,718	17,633	15,973
Total assets	$1,445,431	1,332,861	1,319,816	$803,564	767,884	610,542
Current liabilities	$58,410	101,548	48,484	$33,330	29,245	27,635
Long-term debt	$1,101,433	892,718	896,733	$844,188	813,384	639,000
Stockholder’s equity	$260,419	289,373	294,990	$(153,623)	(153,807)	(98,966)

	Successor			Predecessor
	Fiscal Year Ended December 31,		Transition Period December 17, to December 31,	Transition Period July 1 To December 16,	Fiscal Year Ended June 30,
	2012	2011	2010	2010	2010	2009	2008

Summary Statement of Operations Data (Amounts in thousands):
Net revenue	$344,953	311,898	9,129	$133,432	271,951	234,432	207,716
Operating income (loss)	$66,833	49,852	(602)	$19,875	61,829	37,165	25,670
Net income (loss)	$(16,030)	(6,010)	(4,230)	$4,081	(122)	(55,141)	(85,326)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying consolidated financial statements and the notes thereto included elsewhere herein.

Overview

We provide security alarm monitoring and related services to residential and business subscribers throughout the U.S. and parts of Canada.  We monitor signals arising from burglaries, fires, medical alerts and other events through security systems at subscribers’ premises.  Nearly all of our revenues are derived from monthly recurring revenues under security alarm monitoring contracts purchased from independent dealers in our exclusive nationwide network.

Revenues are recognized as the related monitoring services are provided. Other revenues are derived primarily from the provision of third-party contract monitoring services and from field technical repair services.  All direct external costs associated with the creation of subscriber accounts are capitalized and amortized over fourteen to fifteen years using a declining balance method beginning in the month following the date of purchase. Internal costs, including all personnel and related support costs incurred solely in connection with subscriber account acquisitions and transitions, are expensed as incurred.

Account cancellation, otherwise referred to as subscriber attrition, has a direct impact on the number of subscribers that we service and on our financial results, including revenues, operating income and cash flow.  A portion of the subscriber base can be expected to cancel its service every year. Subscribers may choose not to renew or terminate their contract for a variety of reasons, including relocation, cost and switching to a competitors’ service.  The largest category of canceled accounts relate to subscriber relocation or the inability to contact the subscriber.  We define our attrition rate as the number of canceled accounts in a given period divided by the weighted average of number of subscribers for that period.  We consider an account canceled if payment from the subscriber is deemed uncollectible or if the subscriber cancels for various reasons.  If a subscriber relocates but continues its service, this is not a cancellation.  If the subscriber relocates, discontinues its service and a new subscriber takes over the original subscriber’s service continuing the revenue stream (a “new owner takeover”), this is also not a cancellation.  We adjust the number of canceled accounts by excluding those that are contractually guaranteed by our dealers.  The typical dealer contract provides that if a subscriber cancels in the first year of its contract, the dealer must either replace the canceled account with a new one or refund the purchase price. To help ensure the dealer’s obligation to us, we typically hold back a portion of the purchase price for every account purchased, ranging from 5-10%.  In some cases, the amount of the purchase holdback may be less than actual attrition experience.

The table below presents subscriber data for the twelve months ended December 31, 2012 and 2011:

	Twelve Months Ended December 31,
	2012	2011

Beginning balance of accounts	700,880	670,450
Accounts purchased (a)	202,379	114,691
Accounts cancelled (b)	(89,724)	(76,067)
Accounts guaranteed to be refunded by dealer	(996)	(8,194)
Ending balance of accounts	812,539	700,880
Monthly weighted average accounts	732,694	688,774
Attrition rate	(12.2)%	(11.0)%

(a)         During the three months ended December 31, 2012 and 2011, we purchased 120,660 and 24,863 subscriber accounts, respectively.  Monthly recurring revenue purchased during the three months ended December 31, 2012 and 2011 was approximately $5,661,000 and $1,063,000, respectively.  Monthly recurring revenue purchased during the twelve months ended December 31, 2012 and 2011 was approximately $9,262,000 and $4,979,000.

(b)         Net of canceled accounts that are contractually guaranteed by the dealer.

The attrition rate for the twelve months ended December 31, 2012 and 2011 was 12.2% and 11.0%, respectively.  Increased attrition reflects the current age of accounts in the portfolio and an increase in disconnections due to household relocations.

We also analyze our attrition by classifying accounts into annual pools based on the year of purchase.  We then track the number of accounts that cancel as a percentage of the initial number of accounts purchased for each pool for each year subsequent to its purchase.  Based on the average cancellation rate across the pools, in recent years we have averaged less than 1% attrition within the initial 12-month period after considering the accounts which were replaced or refunded by the dealers at no additional cost to us.  Over the next few years of the subscriber account life, the number of subscribers that cancel as a percentage of the initial number of subscribers in that pool gradually increases and historically has peaked following the end of the initial contract term, which is typically three to five years.  The peak following the end of the initial contract term is primarily a result of the buildup of subscribers that moved or no longer had need for the service but did not cancel their service until the end of their initial contract term.  Subsequent to the peak following the end of the initial contract term, the number of subscribers that cancel as a percentage of the initial number of subscribers in that pool declines.

Adjusted EBITDA

We evaluate the performance of our operations based on financial measures such as revenue and “Adjusted EBITDA.”  Adjusted EBITDA is defined as net income (loss) before interest expense, interest income, income taxes, depreciation, amortization (including the amortization of subscriber accounts and dealer network), realized and unrealized gain/(loss) on derivative instruments, restructuring charges, stock-based and other non-cash long-term incentive compensation, and other non-cash or nonrecurring charges.   We believe that Adjusted EBITDA is an important indicator of the operational strength and performance of our business, including the business’ ability to fund our ongoing acquisition of subscriber accounts, our capital expenditures and to service our debt.  In addition, this measure is used by management to evaluate operating results and perform analytical comparisons and identify strategies to improve performance.   Adjusted EBITDA is also a measure that is customarily used by financial analysts to evaluate the financial performance of companies in the security alarm monitoring industry and is one of the financial measures, subject to certain adjustments, by which our covenants are calculated under the agreements governing our debt obligations.  Adjusted EBITDA does not represent cash flow from operations as defined by generally accepted accounting principles (“GAAP”), should not be construed as an alternative to net income or loss and is indicative neither of our results of operations nor of cash flows available to fund all of our cash needs.  It is, however, a measurement that we believe is useful to investors or debt holders in analyzing our operating performance.  Accordingly, Adjusted EBITDA should be considered in addition to, but not as a substitute for, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP.  Adjusted EBITDA is a non-GAAP financial measure.  As companies often define non-GAAP financial measures differently, Adjusted EBITDA as calculated by the Company should not be compared to any similarly titled measures reported by other companies.

Change in Fiscal Year and Basis of Presentation

On December 17, 2010, Ascent Capital acquired 100% of our outstanding capital stock in the Acquisition. The Acquisition was accounted for as a purchase in accordance with accounting guidance for business combinations, and accordingly has resulted in a new accounting basis that recorded the assets acquired and liabilities assumed at fair value as of the date of the Acquisition. Because of the change in ownership and new basis of accounting, GAAP requires our operating results prior to the date of the Acquisition to be presented as the Predecessor’s results in the historical financial statements. Operating results subsequent to the Acquisition are presented as the Successor’s results with respect to all periods beginning subsequent to December 16, 2010. Although there have been no changes in our business operations due to the Acquisition, the results of operations of the Predecessor are not necessarily directly comparable to those of the Successor due to purchase accounting adjustments.

In connection with the Acquisition, we changed our fiscal year-end to December 31st from June 30th. As a result of the change in our fiscal year and the change in accounting bases in connection with the Acquisition, financial information for calendar year 2010 is presented for the six-month period ending June 30, 2010, which is a pre-acquisition period, and the transition period ended December 31, 2010, which is separated into one pre-acquisition period (July 1, 2010 to December 16, 2010) and one post-acquisition period (December 17, 2010 to December 31, 2010). The financial data for the six months ended June 30, 2010 are unaudited. The financial data for the periods from July 1, 2010 to December 16, 2010 and from December 17, 2010 to December 31, 2010 have been derived from our audited financial statements included elsewhere in this Annual Report.

We believe that this split presentation impedes the ability of users of our financial information to understand our financial and operating performance. Consequently, in order to enhance an analysis of our financial and operating results, we have presented our financial and operating results on a combined basis for the full twelve-month period ended December 31, 2010. This combined presentation for the twelve-month period ended December 31, 2010 simply represents the mathematical addition of the pre-acquisition six-month period ended June 30, 2010, the pre-acquisition period from July 1, 2010 to December 16, 2010 and the post-acquisition period from December 17, 2010 to December 31, 2010. It is not intended to represent what our operating results would have been had the Acquisition occurred at the beginning of the period.

Though we believe that the combined presentation is most meaningful, it is not in conformity with GAAP. As such, we have supplemented our historical operating results, as appropriate, with pro forma financial information and have further highlighted in our discussions that follow any significant effects from the Acquisition to facilitate an understanding of a comparison of our operating results from period-to-period.

Results of Operations

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

The following table sets forth selected data from the accompanying consolidated statements of operations for the periods indicated (amounts in thousands):

	Years ended December 31,
	2012	2011

Net revenue	$344,953	311,898 (a)
Cost of services	49,791	40,553
Selling, general, and administrative	59,575	57,170
Amortization of subscriber accounts and dealer network	163,468	159,619
Interest expense	71,328	42,655
Realized and unrealized loss on derivative financial instruments	2,044	10,601
Income tax expense	2,616	2,523
Net income (loss)	(16,030)	(6,010)

Adjusted EBITDA (b)	$236,341	214,485
Adjusted EBITDA as a percentage of Net Revenue	68.5%	68.8%

(a)         Net revenue for the year ended December 31, 2011 reflects the negative impact of a $2,295,000 fair value adjustment that reduced deferred revenue acquired in the Acquisition.

(b)         See reconciliation to net loss from continuing operations below.

Net revenue.  Revenue increased $33,055,000, or 10.6%, for the year ended December 31, 2012 as compared to the corresponding prior year.  The increase is attributable to the increase in the number of subscriber accounts from 700,880 as of December 31, 2011 to 812,539 as of December 31, 2012.  Approximately 93,000 accounts were acquired in a bulk buy on October 25, 2012, which provided approximately $9,640,000 in increased revenue.  Average monthly revenue per subscriber increased from $37.49 as of December 31, 2011 to $39.50 as of December 31, 2012.  Furthermore, the increase is partially attributable to a $2,295,000 fair value adjustment associated with deferred revenue related to the Acquisition, which reduced net revenue for the year ended December 31, 2011.

Cost of services.  Cost of services increased $9,238,000 or 22.8%, for the year ended December 31, 2012 as compared to the corresponding prior year.  The increase is attributable to an increased number of accounts monitored across the cellular network and an increase in interactive and home automation services, which result in higher operating and service costs.  Cost of service as a percent of net revenue increased from 13.0% for the year ended December 31, 2011 to 14.4% for the year ended December 31, 2012.

Selling, general and administrative.  Selling, general and administrative expense (“SG&A”) increased $2,405,000, or 4.2%, for the year ended December 31, 2012 as compared to the corresponding prior year.  The increase was attributable to increased payroll, marketing and stock-based compensation expenses of approximately $3,525,000 as compared to the corresponding prior year period.  The increase in stock-based compensation expense is related to restricted stock and stock option awards granted to certain employees during 2011 and 2012.  The increase was partially offset by a non-recurring $2,640,000 charge related to an ongoing litigation matter recorded for the year ended December 31, 2011.  SG&A as a percent of net revenue decreased from 18.3% for the year ended December 31, 2011 to 17.3% for the year ended December 31, 2012.

Amortization of subscriber accounts and dealer network.  Amortization of subscriber accounts and dealer network increased $3,849,000 for the year ended December 31, 2012 as compared to the corresponding prior year.  The increase is primarily attributable to amortization of subscriber accounts purchased subsequent to December 31, 2011.

Interest expense.  Interest expense increased $28,673,000 for the year ended December 31, 2012 as compared to the corresponding prior year.   The increase is primarily due to the presentation of interest costs related to derivative instruments executed on March 23, 2012 in conjunction with our debt refinancing.  Interest costs related to the current derivative instruments are presented in Interest expense on the consolidated statement of operations and comprehensive income (loss) as the related derivative instruments are effective hedges of the Company’s interest rate risk for which hedge accounting is applied.  As the Company did not apply hedge accounting on its prior derivative instruments, the related interest costs incurred prior to March 23, 2012 are presented in Realized and unrealized loss on derivative financial instruments in the consolidated statement of operations and comprehensive income (loss).  The increase is also attributable to the increase in debt and the increase in interest rates associated with the Senior Notes and Credit Facility, as compared to the Company’s prior debt obligations.  Interest expense includes amortization of debt discount of $4,473,000, $16,985,000 for the years ended December 31, 2012 and 2011 respectively.

Realized and unrealized loss on derivative financial instruments.  Realized and unrealized loss on derivative financial instruments was $2,044,000 and $10,601,000 for the years ended December 31, 2012 and 2011, respectively.  The decrease is attributable to the March 23, 2012 settlement of the Company’s prior derivative instruments for which we did not apply hedge accounting.

For the year ended December 31, 2012, the realized and unrealized loss on the derivative financial instruments includes settlement payments of $8,837,000 partially offset by a $6,793,000 unrealized gain related to the change in fair value of the derivative instruments before their termination on March 23, 2012.  For the year ended December 31, 2011, the realized and unrealized loss on derivative financial instruments includes settlement payments of $38,645,000 partially offset by a $28,044,000 unrealized gain related to the change in the fair value of these derivatives.

Income tax expense.  For the year ended December 31, 2012, we had a pre-tax loss of $13,414,000 and income tax of $2,616,000.  For the year ended December 31, 2011, we had a pre-tax loss of $3,487,000 and an income tax expense of $2,523,000.  Income tax expense for the year ended December 31, 2012 and 2011 is primarily attributable to Texas state margin tax incurred on the Company’s operations.

Adjusted EBITDA.  The following table provides a reconciliation of total Adjusted EBITDA to loss from continuing operations before income taxes (amounts in thousands):

	Year Ended December 31,
	2012	2011

Total Adjusted EBITDA	$236,341	214,485
Amortization of subscriber accounts and dealer network	(163,468)	(159,619)
Depreciation	(5,286)	(4,704)
Stock-based compensation	(1,384)	(393)
Realized and unrealized loss on derivative instruments	(2,044)	(10,601)
Refinancing costs	(6,245)	—
Interest expense	(71,328)	(42,655)
Income tax expense	(2,616)	(2,523)
Net loss	$(16,030)	(6,010)

Adjusted EBITDA increased $21,856,000, or 10.2% for the year ended December 31, 2012 as compared to the corresponding prior year.  The increase in Adjusted EBITDA was primarily due to revenue growth.

Year Ended December 31, 2011 Compared to Twelve Months Ended December 31, 2010

The following table sets forth selected data from the accompanying consolidated statements of operations for the periods indicated with a combined presentation for the twelve months ended December 31, 2010 as discussed above (amounts in thousands).

	Successor	Combined	Successor	Predecessor
	Year Ended December 31, 2011	Twelve Months Ended December 31, 2010	15-day Period from December 17 to December 31, 2010	169-day Period from July 1 to December 16, 2010	Six Months Ended June 30, 2010
		(unaudited)			(unaudited)

Net revenue	$311,898 (a)	$281,314	$9,129	$133,432	138,753
Cost of services	40,553	34,540	1,422	16,647	16,471
Selling, general, and administrative	57,170	66,600	2,130	37,454	27,016
Amortization of subscriber accounts and dealer network	159,619	123,046	5,980	56,660	60,406
Interest expense	42,655	20,830	1,837	9,394	9,599
Realized and unrealized loss on derivative financial instruments	10,601	34,628	1,682	5,330	27,616
Income tax expense	2,523	2,298	109	1,070	1,119
Net income (loss)	(6,010)	(6,658)	(4,230)	4,081	(6,509)

Adjusted EBITDA (b)	$214,485	$193,997	$5,577	$93,000	95,420
Adjusted EBITDA as a percentage of Net Revenue	68.8%	69.0%	61.1%	69.7%	68.8%

(a)         Net revenue for the year ended December 31, 2011 reflects the negative impact of a $2,295,000 fair value adjustment that reduced deferred revenue acquired in the Acquisition.

(b)         See reconciliation to net loss from continuing operations below

Net revenue.  Net revenue increased $30,584,000, or 10.9%, for the year ended December 31, 2011 as compared to the twelve months ended December 31, 2010. The increase is primarily attributable to an increase in the number of subscriber accounts from 670,450 as of December 31, 2010 to 700,880 as of December 31, 2011. The monthly average accounts increased 7% as compared to the prior period. In addition, average recurring monthly revenue per subscriber increased from $36.29 as of December 31, 2010 to $37.49 as of December 31, 2011.

Cost of services.  Cost of services increased $6,013,000, or 17.4%, for the year ended December 31, 2011 as compared to the twelve months ended December 31, 2010. The increase is primarily attributable to an increased number of accounts monitored across the cellular network, which result in higher operating and service costs. Cost of services as a percent of net revenue increased from 12.3% for the twelve months ended December 31, 2010 to 13.0% for the year ended December 31, 2011.

Selling, general and administrative.  SG&A decreased $9,430,000, or 14.2%, for the years ended December 31, 2011 as compared to the twelve months ended December 31, 2010. The decrease is primarily attributable to non-recurring professional fees of approximately $13,275,000 related to the Acquisition on December 17, 2010. The decrease was partially offset by increased bad debt expense and a $2,640,000 reserve taken in 2011 in connection with an ongoing litigation matter which management views as a non-recurring, non-operating expense. SG&A as a percent of net revenue decreased from 23.7% for the twelve months ended December 31, 2010 to 18.3% for the year ended December 31, 2011.

Amortization of subscriber accounts and dealer network.  Amortization of subscriber accounts and dealer network increased $36,573,000 for the year ended December 31, 2011 as compared to the twelve months ended December 31, 2010. The increase in subscriber account amortization is primarily attributable to the step-up in fair value of subscriber accounts resulting from the Acquisition, the change in the Company’s amortization policy, and increased subscriber accounts. Prior to the Acquisition, the Company amortized subscriber accounts using the 10-year 135% declining balance method. Subsequent to the Acquisition, subscriber accounts existing at the date of the Acquisition were amortized using the 14-year 235% declining balance method. The costs of subscriber accounts acquired subsequent to the Acquisition were amortized using the 15-year 220% declining balance method, beginning in the month following the date of purchase. The amortization methods were selected to provide an approximate matching of the amortization of the subscriber accounts intangible asset to estimated future subscriber revenues based on the projected lives of individual subscriber contracts. The increase in amortization is also attributable to increased amortization of dealer networks, which was established in connection with the Acquisition. Amortization of dealer networks was $10,080,000 for the year ended December 31, 2011 as compared to $420,000 for the twelve months ended December 31, 2010.

Interest expense.  Interest expense increased $21,825,000 for the year ended December 31, 2011 as compared to the twelve months ended December 31, 2010. The increase is primarily attributable to an increase in the amortization of debt discount established in connection with the Acquisition as well as increased debt as compared to the prior year. Amortization of debt discount was $16,985,000 for the year ended December 31, 2011 as compared to $780,000 for the twelve months ended December 31, 2010.

Realized and unrealized loss on derivative instruments.  Realized and unrealized loss on derivative financial instruments decreased $24,027,000 for the year ended December 31, 2011 as compared to the twelve months ended December 31, 2010. The decrease is primarily attributable to the recognition of an unrealized gain on the derivative financial instruments of $28,044,000 for the year ended December 31, 2011 as compared to an unrealized gain of $3,264,000 recognized for the twelve months ended December 31, 2010.

Income tax expense.  Income tax expense increased $225,000, or 9.8%, for the year ended December 31, 2011 as compared to the twelve months ended December 31, 2010.  Income tax expense is primarily attributable to Texas state margin tax incurred on the Company’s operations.

Adjusted EBITDA.  The following table provides a reconciliation of total Adjusted EBITDA to net income (loss) before income taxes (amounts in thousands):

	Successor	Combined	Successor	Predecessor
	Year Ended December 31, 2011	Twelve Months Ended December 31, 2010	15-day Period from December 17, to December 31, 2010	169-day Period from July 1, to December 16, 2010	Six Months Ended June 30, 2010
		(unaudited)			(unaudited)

Adjusted EBITDA	$214,485	$193,997	$5,577	$93,000	95,420
Amortization of subscriber accounts and dealer network	(159,619)	(123,046)	(5,980)	(56,660)	(60,406)
Depreciation	(4,704)	(6,030)	(199)	(2,796)	(3,035)
Stock-based compensation	(393)	(548)	—	(394)	(154)
Realized and unrealized loss on derivative financial instruments	(10,601)	(34,628)	(1,682)	(5,330)	(27,616)
Acquisition related professional expenses	—	(13,275)	—	(13,275)	—
Interest expense	(42,655)	(20,830)	(1,837)	(9,394)	(9,599)
Income tax expense	(2,523)	(2,298)	(109)	(1,070)	(1,119)
Net income (loss)	$(6,010)	$(6,658)	$(4,230)	$4,081	(6,509)

Adjusted EBITDA increased $20,488,000, or 10.6%, for the year ended December 31, 2011 as compared to the twelve months ended December 31, 2010. The increase is primarily attributable to increased net revenues driven by increased number of subscriber accounts and recurring monthly revenue as discussed above.

Liquidity and Capital Resources

At December 31, 2012, we have $3,433,000 of cash and cash equivalents.  Our primary source of funds is our cash flows from operating activities, which are generated from alarm monitoring and related service revenues.  During the twelve months ended December 31, 2012, December 31, 2011 and June 30, 2010, our cash flow from operating activities was $167,284,000, $149,705,000 and $130,109,000, respectively.  The primary driver of our cash flow from operating activities is Adjusted EBITDA.  Fluctuations in our Adjusted EBITDA are discussed in “Results of Operations” above.  In addition, our cash flow from operating activities may be significantly impacted by changes in working capital.

During the twelve months ended December 31, 2012, December 31, 2011 and June 30, 2010, we used cash of $304,665,000, $162,714,000 and $177,009,000, respectively, to fund purchases of subscriber accounts, net of holdback and guarantee obligations.  In addition, during the twelve months ended December 31, 2012, December 31, 2011 and June 30, 2010, we used cash of $5,868,000, $4,003,000 and $4,022,000, respectively, to fund our capital expenditures.

In considering our liquidity requirements for 2013, we evaluated our known future commitments and obligations.  We will require the availability of funds to finance our strategy, which is to grow through subscriber account purchases.  In addition, we considered the borrowing capacity of our Credit Facility revolver, under which we could borrow an additional $137,200,000 as of December 31, 2012.  Based on this analysis, we expect that cash on hand, cash flow generated from operations and borrowings under our Credit Facility will provide sufficient liquidity, given our anticipated current and future requirements.

The existing long-term debt at December 31, 2012 includes the principal balance of $1,113,312,500 under our Senior Notes, Credit Facility, and Credit Facility revolver.  The Senior Notes have an outstanding principal balance of $410,000,000 as of December 31, 2012 and mature on April 1, 2020.  The Credit Facility term loan has an outstanding principal balance of $690,512,500 as of December 31, 2012 and requires principal payments of $1,737,500 per quarter with the remaining outstanding balance becoming due on March 23, 2018.  The Credit Facility revolver has an outstanding balance of $12,800,000 as of December 31, 2012 and becomes due on March 23, 2017.

We may seek capital contributions from Ascent Capital or debt financing in the event of any new investment opportunities, additional capital expenditures or our operations requiring additional funds, but there can be no assurance that we will be able to obtain capital contributions from Ascent Capital or debt financing on terms that would be acceptable to us or at all.  Our ability to seek additional sources of funding depends on our future financial position and results of operations, which are subject to general conditions in or affecting our industry and our customers and to general economic, political, financial, competitive, legislative and regulatory factors beyond our control.

Contractual Obligations

Information concerning the amount and timing of required payments under our contractual obligations at December 31, 2012 is summarized below (amounts in thousands):

	Payments Due by Period
	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years	Total

Operating leases	$1,850	2,560	190	55	4,655
Long-term debt (a)	6,950	13,900	26,700	1,065,763	1,113,313
Other	10,928	220	336	2,311	13,795
Total contractual obligations	$19,728	16,680	27,226	1,068,129	1,131,763

(a)         Amounts reflect principal amounts owed and therefore excludes discount of $4,930,000.  Amounts also exclude interest payments which are based on variable interest rates.

We have contingent liabilities related to legal proceedings and other matters arising in the ordinary course of business. Although it is reasonably possible we may incur losses upon conclusion of such matters, an estimate of any loss or range of loss cannot be made. In the opinion of management, it is expected that amounts, if any, which may be required to satisfy such contingencies will not be material in relation to the accompanying consolidated financial statements.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

Valuation of Subscriber Accounts

Subscriber accounts, which totaled $987,975,000 net of accumulated amortization, at December 31, 2012, relate to the cost of acquiring portfolios of monitoring service contracts from independent dealers.  The subscriber accounts that existed at the date of the Acquisition were recorded at fair value under the purchase method of accounting.  Subscriber accounts purchased subsequent to the Acquisition are recorded at cost.  All direct external costs associated with the creation of subscriber accounts are capitalized.  Internal costs, including all personnel and related support costs, incurred solely in connection with subscriber account acquisitions and transitions are expensed as incurred.

Prior to the Acquisition, the costs of subscriber accounts were amortized using a 10-year 135% declining balance method.  In connection with the Acquisition, management updated its assessment of the useful life of its subscriber assets. Accordingly, the costs of subscriber accounts existing at the time of the Acquisition, as well as certain accounts acquired in bulk purchases after the Acquisition, are amortized using the 14-year 235% declining balance method.  The costs of all other subscriber accounts are amortized using the 15-year 220% declining balance method, beginning in the month following the date of purchase.  The amortization methods were selected to provide an approximate matching of the amortization of the subscriber accounts intangible asset to estimated future subscriber revenues based on the projected lives of individual subscriber contracts.  The realizable value and remaining useful lives of these assets could be impacted by changes in subscriber attrition rates, which could have an adverse effect on our earnings.

The Company reviews the subscriber accounts for impairment or a change in amortization method and period whenever events or changes indicate that the carrying amount of the asset may not be recoverable or the life should be shortened. For purposes of recognition and measurement of an impairment loss, we view subscriber accounts as a single pool because of the assets’ homogeneous characteristics, and because the pool of subscriber accounts is the lowest level for which identifiable cash flows are largely independent of the cash flows of the other assets and liabilities.

Valuation of Long-lived Assets and Amortizable Other Intangible Assets

We perform impairment tests for our long-lived assets, primarily property and equipment, if an event or circumstance indicates that the carrying amount of our long-lived assets may not be recoverable.  We are subject to the possibility of impairment of long-lived assets arising in the ordinary course of business. We regularly consider the likelihood of impairment and may recognize impairment if the carrying amount of a long-lived asset or intangible asset is not recoverable from its undiscounted cash flows.  Impairment is measured as the difference between the carrying amount and the fair value of the asset. We use both the income approach and market approach to estimate fair value. Our estimates of fair value are subject to a high degree of judgment since they include a long-term forecast of future operations. Accordingly, any value ultimately derived from our long-lived assets may differ from our estimate of fair value.

Valuation of Trade Receivables

We must make estimates of the collectability of our trade receivables.  We perform extensive credit evaluations on the portfolios of subscriber accounts prior to purchase and require no collateral on the accounts that are acquired.  We establish an allowance for doubtful accounts for estimated losses resulting from the inability of subscribers to make required payments.  Factors such as historical-loss experience, recoveries and economic conditions are considered in determining the sufficiency of the allowance to cover potential losses.  Our trade receivables balance was $10,891,000, net of allowance for doubtful accounts of $1,436,000, as of December 31, 2012.  As of December 31, 2011, our trade receivables balance was $10,973,000, net of allowance for doubtful accounts of $1,815,000.

Valuation of Deferred Tax Assets

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 740, Income Taxes, we review the nature of each component of our deferred income taxes for the ability to realize the future tax benefits.  As part of this review, we rely on the objective evidence of our current performance and the subjective evidence of estimates of our forecast of future operations.  Our estimates of realizability are subject to a high degree of judgment since they include such forecasts of future operations.  After consideration of all available positive and negative evidence and estimates, we have determined that it is more likely than not that we will not realize the tax benefits associated with our United States deferred tax assets and certain foreign deferred tax assets, and as such, we have a valuation allowance which totaled $18,443,000 and $4,391,000 as of December 31, 2012 and 2011, respectively.

Valuation of Goodwill

As of December 31, 2012, we had goodwill of $349,227,000, which represents approximately 24% of total assets.  This goodwill was recorded in connection with the Acquisition on December 17, 2010.  The Company accounts for its goodwill pursuant to the provisions of FASB ASC Topic 350, Intangibles — Goodwill and Other (“FASB ASC Topic 350”).  In accordance with FASB ASC Topic 350, goodwill is not amortized, but rather tested for impairment at least annually.

To the extent necessary, recoverability of goodwill at a reporting unit level is measured using a discounted cash flow model incorporating discount rates commensurate with the risks involved, which is classified as a Level 3 measurement under FASB ASC Topic 820, Fair Value Measurements and Disclosures. The key assumptions used in the discounted cash flow valuation model include discount rates, growth rates, cash flow projections and terminal value rates. Discount rates, growth rates and cash flow projections are the most sensitive and susceptible to change as they require significant management judgment. If the calculated fair value is less than the current carrying value, impairment of the reporting unit may exist. When the recoverability test indicates potential impairment, the Company will calculate an implied fair value of goodwill for the reporting unit. The implied fair value of goodwill is determined in a manner similar to how goodwill is calculated in a business combination. If the implied fair value of goodwill exceeds the carrying value of goodwill assigned to the reporting unit, there is no impairment. If the carrying value of goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment loss is recorded to write down the carrying value. An impairment loss cannot exceed the carrying value of goodwill assigned to the reporting unit but may indicate certain long-lived and amortizable intangible assets associated with the reporting unit may require additional impairment testing.

We perform our annual goodwill impairment analysis during the fourth quarter of each fiscal year.  In the event that we are not able to achieve expected cash flow levels, or other factors indicate that goodwill is impaired, we may need to write off all or part of our goodwill, which would adversely impact our operating results and financial position.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of December 31, 2012, we have variable interest rate debt with principal amounts of $703,312,500.  As a result, we have exposure to changes in interest rates related to these debt obligations.  We use derivative financial instruments to manage the exposure related to the movement in interest rates.  As of December 31, 2012, we have a net derivative financial instrument liability of approximately $12,243,000, which represented the two outstanding derivatives’ net fair value at that date.  The derivatives are designated as hedges and were entered into with the intention of reducing the risk associated with variable interest rates on the debt obligations.  We do not use derivative financial instruments for trading purposes.

Tabular Presentation of Interest Rate Risk

The table below provides information about our debt obligations and derivative financial instruments that are sensitive to changes in interest rates.  Interest rate swaps are presented at fair value and by maturity date.  Debt amounts represent principal payments by maturity date.

	As of December 31, 2012
Year of Maturity	Fixed Rate Derivative Instruments (a)	Variable Rate Debt	Fixed Rate Debt	Total
	Amounts in thousands
2013	$—	6,950	—	6,950
2014	—	6,950	—	6,950
2015	—	6,950	—	6,950
2016	—	6,950	—	6,950
2017	—	19,750	—	19,750
Thereafter	12,243	655,763	410,000	1,078,006
Total	$12,243	703,313	410,000	1,125,556

(a)         The derivative financial instruments reflected in this column include two interest rate swaps, both with a maturity date of March 23, 2018.  The terms of the Company’s outstanding swap derivative instruments as of December 31, 2012 are as follows:

Notional	Effective Date	Rate Paid	Rate Received

$545,875,000	March 23, 2012	2.055%	3 mo. USD-LIBOR-BBA , subject to a 1.25% floor
144,637,500	December 31, 2012	1.555%	3 mo. USD-LIBOR-BBA , subject to a 1.25% floor

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements are filed under this Item, beginning on page 30.  The financial statement schedules required by Regulation S-X are filed under Item 15 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including its chairman, president and principal financial and accounting officer (the “Executives”), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Executives concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2012 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in the Company’s internal control over financial reporting identified during the three months ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

ITEM 9B. OTHER INFORMATION

None.

Report of Independent Registered Public Accounting Firm

The Board of Directors

Monitronics International, Inc.

We have audited the accompanying consolidated balance sheets of Monitronics International, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income (loss), cash flows and stockholder’s equity for each of the years in the two-year period ended December 31, 2012 (Successor), and the periods December 17, 2010 to December 31, 2010 (Successor) and July 1, 2010 to December 16, 2010 (Predecessor). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Monitronics International, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of years in the two-year period ended December 31, 2012 (Successor), and the periods December 17, 2010 to December 31, 2010 (Successor) and July 1, 2010 to December 16, 2010 (Predecessor), in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Dallas, Texas
March 1, 2013

Report of Independent Auditors

The Board of Directors

Monitronics International, Inc.

We have audited the accompanying consolidated statements of operations and comprehensive income (loss), stockholder’s equity, and cash flows of Monitronics International, Inc. and its subsidiaries for the year ended June 30, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Monitronics International, Inc. and its subsidiaries for the year ended June 30, 2010, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP
Dallas, Texas
October 13, 2010

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

Amounts in thousands, except share amounts

	As of December 31
	2012	2011

Assets
Current assets:
Cash and cash equivalents	$3,433	2,110
Restricted cash	2,640	23,420
Trade receivables, net of allowance for doubtful accounts of $1,436 in 2012 and $1,815 in 2011	10,891	10,973
Deferred income tax assets, net	5,100	4,516
Prepaid and other current assets	13,597	13,387
Total current assets	35,661	54,406

Restricted cash	—	28,000
Property and equipment, net of accumulated depreciation of $10,189 in 2012 and $4,903 in 2011	20,559	19,977
Subscriber accounts, net of accumulated amortization of $308,487 in 2012 and $155,099 in 2011	987,975	838,441
Dealer network, net of accumulated amortization of $20,580 in 2012 and $10,500 in 2011	29,853	39,933
Goodwill	349,227	349,227
Other assets, net	22,156	2,877
Total assets	$1,445,431	1,332,861

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$3,655	3,864
Accrued payroll and related liabilities	3,179	2,523
Other accrued liabilities	23,481	16,085
Deferred revenue	10,327	6,803
Purchase holdbacks	10,818	12,273
Current portion of long-term debt	6,950	60,000
Total current liabilities	58,410	101,548

Non-current liabilities:
Long-term debt	1,101,433	892,718
Derivative financial instruments	12,359	36,279
Deferred income tax liability, net	8,849	7,844
Other liabilities	3,961	5,099
Total liabilities	1,185,012	1,043,488

Commitments and contingencies

Stockholder’s equity:
Common stock, $.01 par value. 1 share authorized, issued and outstanding at December 31, 2012 and December 31, 2011, respectively	—	—
Additional paid-in capital	298,932	299,613
Accumulated deficit	(26,270)	(10,240)
Accumulated other comprehensive loss	(12,243)	—
Total stockholder’s equity	260,419	289,373
Total liabilities and stockholder’s equity	$1,445,431	1,332,861

See accompanying notes to consolidated financial statements.

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income (Loss)

Amounts in thousands

	Successor			Predecessor
			15-Day	169-Day
			Period from	Period from
	Year Ended		December 17, to	July 1, to	Year Ended
	December 31,		December 31,	December 16,	June 30,
	2012	2011	2010	2010	2010

Net revenue	$344,953	311,898	9,129	$133,432	271,951

Operating expenses:
Cost of services	49,791	40,553	1,422	16,647	32,966
Selling, general, and administrative, including stock-based and long-term incentive compensation	59,575	57,170	2,130	37,454	52,385
Amortization of subscriber accounts and dealer network	163,468	159,619	5,980	56,660	118,834
Depreciation	5,286	4,704	199	2,796	5,937
	278,120	262,046	9,731	113,557	210,122

Operating income (loss)	66,833	49,852	(602)	19,875	61,829

Other expense:
Interest expense	71,328	42,655	1,837	9,394	19,139
Realized and unrealized loss on derivative financial instruments	2,044	10,601	1,682	5,330	40,624
Refinancing expense	6,245	—	—	—	—
Other expense	630	83	—	—	—
	80,247	53,339	3,519	14,724	59,763

Income (loss) before income taxes	(13,414)	(3,487)	(4,121)	5,151	2,066
Income tax expense	2,616	2,523	109	1,070	2,188
Net income (loss)	(16,030)	(6,010)	(4,230)	4,081	(122)

Other comprehensive loss:
Unrealized loss on derivative contracts	(12,243)	—	—	—	—
Total other comprehensive loss, net of tax	(12,243)	—	—	—	—

Comprehensive income (loss)	$(28,273)	(6,010)	(4,230)	$4,081	(122)

See accompanying notes to consolidated financial statements.

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Amounts in thousands

	Successor			Predecessor
			15-Day	169-Day
			Period from	Period from
			December 17, to	July 1, to	Year Ended
	Year Ended December 31,		December 31,	December 16,	June 30,
	2012	2011	2010	2010	2010

Cash flows from operating activities:
Net income (loss)	$(16,030)	(6,010)	(4,230)	$4,081	(122)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of subscriber accounts and dealer network	163,468	159,619	5,980	56,660	118,834
Depreciation	5,286	4,704	199	2,796	5,937
Stock based compensation	1,384	393	—	394	306
Deferred income tax expense	421	401	27	217	374
Unrealized (gain) loss on derivative financial instruments	(6,793)	(28,044)	1,682	(12,246)	2,202
Refinancing expense	6,245	—	—	—	—
Long-term debt amortization	4,473	16,985	780	—	—
Other non-cash activity, net	8,677	6,473	268	2,857	7,185
Changes in assets and liabilities:
Trade receivables	(5,778)	(5,365)	(625)	(2,060)	(5,457)
Prepaid expenses and other assets	(4,289)	(8,651)	(935)	(2,273)	(928)
Payables and other liabilities	10,220	9,200	(11,543)	14,027	1,778
Net cash provided by (used in) operating activities	167,284	149,705	(8,397)	64,453	130,109

Cash flows from investing activities:
Capital expenditures	(5,868)	(4,003)	(86)	(2,194)	(4,022)
Purchases of subscriber accounts	(304,665)	(162,714)	(3,870)	(88,829)	(177,009)
Decrease (increase) in restricted cash	48,780	(44)	(7,779)	8,179	27,676
Net cash used in investing activities	(261,753)	(166,761)	(11,735)	(82,844)	(153,355)

Cash flows from financing activities:
Proceeds from long-term debt	1,277,900	78,800	106,300	—	44,392
Payments on long-term debt	(1,133,387)	(59,800)	(5,000)	—	(13,576)
Refinancing costs and payments of deferred financing costs	(46,721)	—	(2,388)	—	—
Investment by Ascent	—	—	299,220	—	—
Repurchase of predecessor common stock	—	—	(397,088)	—	—
Dividend to Ascent	(2,000)	—	—	—	—
Dividends to predecessor shareholders	—	—	—	(3,193)	—
Net cash provided by (used in) financing activities	95,792	19,000	1,044	(3,193)	30,816

Net increase (decrease) in cash and cash equivalents	1,323	1,944	(19,088)	(21,584)	7,570
Cash and cash equivalents at beginning of period	2,110	166	19,254	40,838	33,268
Cash and cash equivalents at end of period	$3,433	2,110	166	$19,254	40,838

Supplemental cash flow information:
State taxes paid	$2,125	2,802	—	$10	1,699
Interest paid	52,327	25,204	2,110	8,368	3,499

See accompanying notes to consolidated financial statements.

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholder’s Equity

Amounts in thousands, except share amounts

	Common Stock		Class A Common Stock		Class B Common Stock		Additional paid-in	Treasury stock at cost		Accumulated other comprehensive	Accumulated	Total stockholder’s
	Shares	Amount	Shares	Amount	Shares	Amount	capital	Shares	Amount	loss	deficit	equity
Predecessor
Balance at June 30, 2009	—	$—	31,102,347	$311	—	$—	$125,633	1,322,135	$(12,037)	$—	$(267,714)	$(153,807)
Net loss	—	—	—	—	—	—	—	—	—	—	(122)	(122)
Stock-based compensation	—	—	—	—	—	—	306	—	—	—	—	306
Balance at June 30, 2010	—	—	31,102,347	311	—	—	125,939	1,322,135	(12,037)	—	(267,836)	(153,623)
Net income	—	—	—		—	—		—	—	—	4,081	4,081
Dividends to predecessor shareholders	—	—	—	—	—	—	(3,193)	—	—	—	—	(3,193)
Stock-based compensation	—	—	—	—	—	—	394	—	—	—	—	394
Balance at December 16, 2010	—	$—	31,102,347	$311	—	$—	$123,140	1,322,135	$(12,037)	$—	$(263,755)	$(152,341)

Successor
Net loss	—	$—	—	$—	—	$—	$—	—	$—	$—	$(4,230)	$(4,230)
Investment by Ascent	1	—	—	—	—	—	299,220	—	—	—	—	299,220
Balance at December 31, 2010	1	—	—	—	—	—	299,220	—	—	—	(4,230)	294,990
Net loss	—	—	—	—	—	—	—	—	—	—	(6,010)	(6,010)
Stock-based compensation	—	—	—	—	—	—	393	—	—	—	—	393
Balance at December 31, 2011	1	—	—	—	—	—	299,613	—	—	—	(10,240)	289,373
Net loss	—	—	—	—	—	—	—	—	—	—	(16,030)	(16,030)
Other comprehensive income	—	—	—	—	—	—	—	—	—	(12,243)	—	(12,243)
Dividend Paid to Ascent Capital	—	—	—	—	—	—	(2,000)	—	—	—	—	(2,000)
Stock-based compensation, net of withholding tax	—	—	—	—	—	—	1,319	—	—	—	—	1,319
Balance at December 31, 2012	1	$—	—	$—	—	$—	$298,932	—	$—	$(12,243)	$(26,270)	$260,419

See accompanying notes to consolidated financial statements.

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)  Basis of Presentation

Monitronics International, Inc. and subsidiaries (the “Company” or “Monitronics”) provide security alarm monitoring and related services to residential and business subscribers throughout the United States and parts of Canada. The Company monitors signals arising from burglaries, fires, medical alerts, and other events through security systems installed by independent dealers at subscribers’ premises.

On December 17, 2010, Ascent Capital Group, Inc. (“Ascent Capital”) acquired 100% of the outstanding capital stock of the Company through the merger of Mono Lake Merger Sub, Inc. (“Merger Sub”), a direct wholly owned subsidiary of Ascent Capital established to consummate the merger, with and into the Company, with the Company as the surviving corporation in the merger (the “Acquisition”). The Acquisition was accounted for in accordance with accounting guidance for business combinations, and accordingly has resulted in the recognition of assets acquired and liabilities assumed at fair value as of the acquisition date.

Accounting principles generally accepted in the United States of America (“U.S. GAAP”) require operating results for the Company prior to the Acquisition to be presented as the predecessor’s results in the historical financial statements. Operating results subsequent to the Acquisition are presented as the successor’s results and include the period subsequent to December 17, 2010. There have been no changes in the business operations of the Company due to the Acquisition.

In connection with the Acquisition, the Company changed its fiscal year-end from June 30 to December 31 to be consistent with Ascent Capital’s fiscal year-end. These financial statements present the consolidated balance sheet as of December 31, 2012 and 2011 and the consolidated statements of operations and comprehensive income (loss), stockholder’s equity, and cash flows for the successor periods, twelve months ended December 31, 2012, and 2011 and the 15-day period from December 17, 2010 to December 31, 2010, and the Predecessor periods, 169-day period from July 1, 2010 to December 16, 2010 and the twelve months ended June 30, 2010.

The consolidated financial statements contained in this Annual Report have been prepared in accordance with U.S. GAAP for all periods presented.

The Company has reclassified certain prior period amounts to conform to the current period’s presentation.

(2)  Summary of Significant Accounting Policies

Consolidation Principles

The consolidated financial statements have been prepared in accordance with U.S. GAAP for all periods presented and include the accounts of the Company and its majority owned subsidiaries over which the Company exercises control. All intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash in banks, and cash equivalents. The Company classifies all highly liquid investments with original maturities when purchased of three months or less as cash equivalents.

Restricted Cash

Restricted cash is cash that is restricted for a specific purpose and cannot be included in the cash and cash equivalents account.  At December 31, 2012, the Company had restricted cash of $2,640,000, classified as current, that is held in an escrow account in connection with certain financial obligations.  The cash will remain in escrow until settlement of such obligations, which is expected to be within the next twelve months.

Trade Receivables

Trade receivables consist primarily of amounts due from customers for recurring monthly monitoring services over a wide geographical base.  The Company performs extensive credit evaluations on the portfolios of subscriber accounts prior to purchase and requires no collateral on the accounts that are acquired.   The Company has established an allowance for doubtful accounts for estimated losses resulting from the inability of subscribers to make required payments.  Factors such as historical-loss experience, recoveries and economic conditions are considered in determining the sufficiency of the allowance to cover potential losses.  The allowance for doubtful accounts as of December 31, 2012 and 2011 was $1,436,000 and $1,815,000, respectively.

A summary of activity in the allowance for doubtful accounts for the years ending December 31, 2012 and 2011 is as follows (amounts in thousands):

	Balance Beginning of Year	Charged to Expense	Write-Offs and Other	Balance End of Year
2012	$1,815	5,860	(6,239)	1,436
2011	$250	5,484	(3,919)	1,815

During the 15-day period ended December 31, 2010 and 169-day period ended December 16, 2010, the Company recorded a provision for uncollectible accounts of $250,000 and $2,114,000 in the consolidated statements of operations, respectively. During the predecessor period fiscal year ended June 30, 2010, the Company recorded a provision for uncollectible accounts of $5,725,000 in the consolidated statement of operations.

Concentration of Credit Risk

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

Fair Value of Financial Instruments

Fair values of cash equivalents, current accounts receivable and current accounts payable approximate the carrying amounts because of their short-term nature.  The Company’s debt instruments are recorded at amortized cost on the consolidated balance sheet.  See note 10, Fair Value Measurements, for further fair value information around the Company’s debt instruments.

Property and Equipment

Property and equipment are carried at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the underlying lease. Estimated useful lives by class of asset are as follows:

Leasehold improvements	15 years or lease term, if shorter
Machinery and equipment	5 - 7 years
Computer systems and software (included in Machinery and equipment in note 5)	3 - 5 years

Management reviews the realizability of its property and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating the value and future benefits of long-term assets, their carrying value is compared to management’s best estimate of undiscounted future cash flows over the remaining economic life. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value of the assets exceeds the estimated fair value of the assets.

Subscriber Accounts

Subscriber accounts relate to the cost of acquiring monitoring service contracts from independent dealers.  The subscriber accounts acquired in the Monitronics Acquisition were recorded at fair value under the acquisition method of accounting.  Subscriber accounts purchased subsequent to the acquisition are recorded at cost.  All direct external costs associated with the creation of subscriber accounts are capitalized.  Internal costs, including all personnel and related support costs, incurred solely in connection with subscriber account acquisitions and transitions are expensed as incurred.

Prior to the Acquisition, the costs of subscriber accounts were amortized using a 10-year 135% declining balance method.  In connection with the Acquisition, management updated its assessment of the useful life of its subscriber assets. Accordingly, the costs of subscriber accounts existing at the time of the Acquisition, as well as certain accounts acquired in bulk purchases after the Acquisition, are amortized using the 14-year 235% declining balance method.  The costs of all other subscriber accounts are amortized using the 15-year 220% declining balance method, beginning in the month following the date of purchase.  The amortization methods were selected to provide an approximate matching of the amortization of the subscriber accounts intangible asset to estimated future subscriber revenues based on the projected lives of individual subscriber contracts.  The realizable value and remaining useful lives of these assets could be impacted by changes in subscriber attrition rates, which could have an adverse effect on our earnings.

Amortization of subscriber accounts was $153,388,000 and $149,539,000 for the fiscal years ended December 31, 2012 and 2011, respectively.  Amortization of subscriber accounts during the 15-day period ended December 31, 2010 and 169-day period ended December 16, 2010 was $5,560,000 and $56,660,000, respectively.  Amortization of subscriber accounts during the predecessor period fiscal year ended June 30, 2010 was $118,834,000.

Based on subscriber accounts held at December 31, 2012, estimated amortization of subscriber accounts in the succeeding five fiscal years ending December 31 is as follows (amounts in thousands):

2013	$158,747
2014	132,920
2015	111,293
2016	93,225
2017	87,299

Total	$583,484

The Company reviews the subscriber accounts for impairment or a change in amortization method and period whenever events or changes indicate that the carrying amount of the asset may not be recoverable or the life should be shortened.  For purposes of recognition and measurement of an impairment loss, the Company views subscriber accounts as a single pool because of the assets’ homogeneous characteristics, and the pool of subscriber accounts is the lowest level for which identifiable cash flows are largely independent of the cash flows of the other assets and liabilities.

Dealer Network

Dealer network is an intangible asset that relates to the dealer relationships that existed at the time of the Acquisition.  This intangible asset will be amortized on a straight-line basis over its estimated useful life of five years.  Amortization of dealer network was $10,080,000 for both of the fiscal years ended December 31, 2012 and 2011.  Amortization of dealer network during the 15-day period ended December 31, 2010 was $420,000.

The Company reviews the dealer network intangible asset for impairment or a change in amortization period whenever events or changes indicate that the carrying amount of the asset may not be recoverable or the life should be shortened.

Goodwill

The Company accounts for its goodwill pursuant to the provisions of FASB ASC Topic 350, Intangibles — Goodwill and Other (“FASB ASC Topic 350”).  In accordance with FASB ASC Topic 350, goodwill is not amortized, but rather tested for impairment at least annually.

The Company assesses the recoverability of the carrying value of goodwill during the fourth quarter of its fiscal year or whenever events or changes in circumstances indicate that the carrying amount of the goodwill of a reporting unit may not be fully recoverable. Recoverability is measured at the reporting unit level based on the provisions of FASB ASC Topic 350.

To the extent necessary, recoverability of goodwill at a reporting unit level is measured using a discounted cash flow model incorporating discount rates commensurate with the risks involved, which is classified as a Level 3 measurement under FASB ASC Topic 820, Fair Value Measurements and Disclosures. The key assumptions used in the discounted cash flow valuation model include discount rates, growth rates, cash flow projections and terminal value rates. Discount rates, growth rates and cash flow projections are the most sensitive and susceptible to change as they require significant management judgment. If the calculated fair value is less than the current carrying value, impairment of the reporting unit may exist. When the recoverability test indicates potential impairment, the Company will calculate an implied fair value of goodwill for the reporting unit. The implied fair value of goodwill is determined in a manner similar to how goodwill is calculated in a business combination. If the implied fair value of goodwill exceeds the carrying value of goodwill assigned to the reporting unit, there is no impairment. If the carrying value of goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment loss is recorded to write down the carrying value. An impairment loss cannot exceed the carrying value of goodwill assigned to the reporting unit but may indicate certain long-lived and amortizable intangible assets associated with the reporting unit may require additional impairment testing.

Deferred Financing Costs

Deferred financing costs are capitalized when the related debt is issued or when revolving credit lines increase the borrowing capacity of the Company.  Deferred financing costs are amortized over the term of the related debt using the effective interest method.

Purchase Holdbacks

The Company typically withholds payment of a designated percentage of the purchase price when it purchases subscriber accounts from dealers.  The withheld funds are recorded as a liability until the guarantee period provided by the dealer has expired.  The holdback is used as a reserve to cover any terminated subscriber accounts that are not replaced by the dealer during the guarantee period.  At the end of the guarantee period, which is typically one year from the date of purchase, the dealer is responsible for any deficit or is paid the balance of the holdback.

Derivative Financial Instruments

The Company uses derivative financial instruments to manage exposure to movement in interest rates. The use of these financial instruments modifies the exposure of these risks with the intention of reducing the risk or cost. The Company does not use derivatives for speculative or trading purposes. The Company recognizes the fair value of all derivative instruments as either assets or liabilities at fair value on the consolidated balance sheets. Fair value is based on market quotes for similar instruments with the same duration. For derivative instruments that qualify for hedge accounting under the provisions of FASB ASC Topic 815, Derivatives and Hedging, unrealized gains and losses on the derivative instruments are reported in Accumulated other comprehensive income (loss), to the extent the hedges are effective, until the underlying transactions are recognized in earnings.  Derivative instruments that do not qualify for hedge accounting are marked to market at the end of each accounting period with the change in fair value recorded in earnings.

Revenue Recognition

Revenue is generated from security alarm monitoring and related services.  Revenue related to alarm monitoring services is recognized ratably over the life of the contract.  Revenue related to maintenance and other services is recognized as the services are rendered.  Deferred revenue includes payments for monitoring services to be provided in future periods.

Income Taxes

The Company accounts for income taxes under FASB ASC Topic 740, Income Taxes (“FASB ASC Topic 740”), which prescribes an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than proposed changes in the tax law or rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

FASB ASC Topic 740 specifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  In instances where the Company has taken or expects to take a tax position in its tax return and the Company believes it is more likely than not that such tax position will be upheld by the relevant taxing authority, the Company records the benefits of such tax position in its consolidated financial statements.

Stock-Based Compensation

The Company accounts for stock-based awards pursuant to FASB ASC Topic 718, Compensation — Stock Compensation (“FASB ASC Topic 718”), which requires companies to measure the cost of employee services received in exchange for an award of equity instruments (such as stock options and restricted stock) based on the grant-date fair value of the award, and to recognize that cost over the period during which the employee is required to provide service (usually the vesting period of the award).

The grant-date fair value of the Ascent Capital stock options granted to the Company’s employees was calculated using the Black-Scholes model. The expected term of the awards was calculated using the simplified method included in FASB ASC Topic 718. The volatility used in the calculation is based on the historical volatility of peer companies and the risk-free rate is based on Treasury Bonds with a term similar to that of the subject options.  A dividend rate of zero was utilized for all granted stock options.

Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of revenue and expenses for each reporting period.  The significant estimates made in preparation of the

Company’s consolidated financial statements primarily relate to valuation of goodwill, other intangible assets, long-lived assets, deferred tax assets, derivative financial instruments, and the amount of the allowance for doubtful accounts. These estimates are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts them when facts and circumstances change. As the effects of future events cannot be determined with any certainty, actual results could differ from the estimates upon which the carrying values were based.

(3)  Accounting Pronouncements

There were no new accounting pronouncements issued during the year ended December 31, 2012 that are expected to have a material impact on the Company.

(4) Acquisition by Ascent Capital Group, Inc.

On December 17, 2010, Ascent Capital acquired 100% of the outstanding capital stock of the Company. The cash consideration paid by Ascent Capital was approximately $397,088,000. The consideration was funded by a $60,000,000 term loan, a draw of $45,000,000 on an $115,000,000 revolving credit facility and cash on hand.  Goodwill of $349,227,000 recorded in the acquisition reflects the value to Ascent Capital of Monitronics’ recurring revenue and cash flow streams and its unique business strategy of partnering with independent dealers to obtain customers.  The goodwill balance is not deductible for tax purposes.

(5)  Property and Equipment

Property and equipment consist of the following (amounts in thousands):

	As of December 31,
	2012	2011

Property and equipment, net:
Land	$172	172
Leasehold improvements	2,803	2,685
Machinery and equipment	27,773	22,023
	30,748	24,880
Accumulated depreciation	(10,189)	(4,903)
	$20,559	19,977

Depreciation expense for property and equipment was $5,286,000 and $4,704,000 for the years ended December 31, 2012 and 2011, respectively.  Depreciation expense during the fifteen day period ended December 31, 2010 and 169-day period ended December 16, 2010 was $199,000 and $2,796,000, respectively.  Depreciation expense for property and equipment during the predecessor fiscal year ended June 30, 2010 was $5,937,000.

(6)  Goodwill

The following table provides the activity and balances of goodwill in the Monitronics business group (amounts in thousands):

Balance at December 31, 2010	$349,227
Period activity	—
Balance at December 31, 2011	349,227
Period activity	—
Balance at December 31, 2012	$349,227

In connection with the Company’s 2012 annual goodwill impairment analysis, the Company did not record an impairment loss related to goodwill as the estimated fair value the Company’s reporting unit exceeded the carrying value of the underlying assets.

(7)  Other Accrued Liabilities

Other accrued liabilities consisted of the following (amounts in thousands):

	As of December 31,
	2012	2011

Interest payable	$9,624	2,847
Income taxes payable	2,286	2,207
Legal accrual	9,324	8,794
Other	2,247	2,237
Total other accrued liabilities	$23,481	16,085

(8)  Long-Term Debt

Long-term debt consisted of the following (amounts in thousands):

	As of December 31,
	2012	2011
9.125% Senior Notes due April 1, 2020	$410,000	—
Term loans, mature March 23, 2018, LIBOR plus 4.25%, subject to a LIBOR floor of 1.25%	685,583	—
$150 million revolving credit facility, matures March 23, 2017, LIBOR plus 4.25%, subject to a LIBOR floor of 1.25%	12,800	—
Class A-1a Term Notes due July, 2027, LIBOR plus 1.8% (a)	—	345,577
Class A-1b Term Notes due July, 2027, LIBOR plus 1.7% (a)	—	98,676
Class A-2 Term Notes due July, 2037, LIBOR plus 2.2% (a)	—	98,978
Class A-3 Variable Funding Note due July, 2037, LIBOR plus 1.8% (a)	—	256,558
Class A-4 Variable Funding Note due July, 2037, LIBOR plus 1.8% (a)	—	27,629
Term Loan due June 30, 2012 (a) (b)	—	60,000
$115 million revolving credit facility, matures December 17, 2013, LIBOR plus 4.5% (a)	—	65,300
	1,108,383	952,718
Less current portion of long-term debt	(6,950)	(60,000)
Long-term debt	$1,101,433	892,718

(a)         These facilities were repaid in full in conjunction with the March 23, 2012 debt refinancing.

(b)         The interest rate on the term loan was LIBOR plus 3.5% until July 1, 2011, then LIBOR plus 4.0% until January 1, 2012, and LIBOR plus 4.5% thereafter.

Senior Notes

On March 23, 2012, the Company closed on a $410,000,000 privately placed debt offering of 9.125% Senior Notes due 2020 (the “Senior Notes”).  The Senior Notes mature on April 1, 2020 and bear interest at 9.125% per annum.  Interest payments are due semi-annually on April 1 and October 1 of each year, beginning on October 1, 2012.  In August 2012, the Company completed an exchange of the Senior Notes for identical securities in a registered offering under the Securities Act of 1933, as amended.

The Senior Notes are guaranteed by all of the Company’s existing subsidiaries.  Ascent Capital has not guaranteed any of the Company’s obligations under the Senior Notes.

Credit Facility

On March 23, 2012, the Company entered into a new senior secured credit facility with the lenders party thereto and Bank of America, N.A., as administrative agent, which provided a $550,000,000 term loan at a 1% discount and a $150,000,000 revolving credit facility (the “Existing Credit Agreement”).  Proceeds from the Existing Credit Agreement and the Senior Notes, together with cash on hand, were used to retire all outstanding borrowings under the Company’s former credit facility, securitization debt, and to settle all related derivative contracts.

On November 7, 2012, the Company entered into an amendment to the Existing Credit Agreement (the “Amendment”), which provided an incremental term loan with an aggregate principal amount of $145,000,000 (the Amendment together with the Existing Credit Agreement, the “Credit Facility”).  The incremental term loan was used to fund the acquisition of approximately 93,000 subscriber accounts which were acquired for a purchase price of approximately $131,000,000.

The Credit Facility term loans bear interest at LIBOR plus 4.25%, subject to a LIBOR floor of 1.25%, and mature on March 23, 2018.  Principal payments of $1,737,500 and interest on the term loans are due quarterly.  The Credit Facility revolver bears interest at LIBOR plus 4.25%, subject to a LIBOR floor of 1.25%, and matures on March 23, 2017.  There is an annual commitment fee of 0.50% on unused portions of the Credit Facility revolver.  As of December 31, 2012, $137,200,000 is available for borrowing under the Credit Facility revolver.

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

The Credit Facility is secured by a pledge of all of the outstanding stock of the Company and all of its existing subsidiaries and is guaranteed by all of the Company’s existing subsidiaries.  Ascent Capital has not guaranteed any of the Company’s obligations under the Credit Facility.

As a result of the March 2012 refinancing, the Company accelerated amortization of the securitization debt premium and certain deferred financing costs related to the former senior secured credit facility, and expensed certain other refinancing costs. The components of the Refinancing expense, reflected in the consolidated statement of operations and comprehensive income (loss) as a component of Other income (expense), are as follows (amounts in thousands):

Year Ended
December 31, 2012

Accelerated amortization of deferred financing costs	$389
Accelerated amortization of securitization debt discount	6,679
Other refinancing costs	7,628
Gain on early termination of derivative instruments	(8,451)
Total refinancing expenses	$6,245

In 2012, the Company entered into two interest rate swap agreements, with terms similar to the Credit Facility term loans, in an aggregate notional amount of $694,637,500, in order to reduce the financial risk related to changes in interest rates associated with the floating rate term loans under the Credit Facility (the “Swaps”).  The Swaps have a maturity date of March 23, 2018, to match the term of the Credit Facility term loans.  The notional amount of the Swaps will decrease over time matching the scheduled minimum principal payments of the term loans.  The Swaps have been designated as effective hedges of the Company’s variable rate debt and qualify for hedge accounting.  See note 9, Derivatives, for further disclosures related to derivative instruments.  As a result of the Swaps, the interest rate on the borrowings under the Credit Facility term loans have been effectively converted from a variable to fixed rate.  On March 23, 2012, in connection with the refinancing, the Company terminated its previously outstanding interest rate agreements, which did not qualify for hedge accounting, resulting in a gain of $8,451,000.

In 2012, the Company recorded deferred financing costs of $21,676,000 related to the Senior Notes and Credit Facility, which are included in Other assets on the accompanying consolidated balance sheet as of December 31, 2012, and will be amortized over the term of the new respective debt instrument using the effective-interest method.

Principal payments scheduled to be made on the Company’s debt obligations, including short term borrowings, are as follows (amounts in thousands):

2013	$6,950
2014	6,950
2015	6,950
2016	6,950
2017	19,750
2018	655,763
Thereafter	410,000
Total principal payments	1,113,313
Less: Discount	(4,930)
Total debt on balance sheet	$1,108,383

The terms of the Senior Notes and Credit Facility provide for certain financial and nonfinancial covenants.  As of December 31, 2012, the Company was in compliance with all required covenants.

(9)  Derivatives

The Company utilizes interest rate swaps to reduce the interest rate risk inherent in the Company’s variable rate debt obligations.  The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatility. The Company incorporates credit valuation adjustments to appropriately reflect the respective counterparty’s nonperformance risk in the fair value measurements.  See note 10, Fair Value Measurements, for additional information about the credit valuation adjustments.

At December 31, 2012, derivative financial instruments include an interest rate swap with a fair value of $116,000, that constitutes an asset of the Company, and an interest rate swap with a fair value of $12,359,000, that constitutes a liability of the Company.  The Swaps are included in Other Assets, net and Derivative financial instruments on the consolidated balance sheet.  The Swaps are designated and qualify as cash flow hedging instruments, with the effective portion of the Swaps’ change in fair value recorded in Other Comprehensive Income (“OCI”).  The Swaps of variable rate interest are deemed to be highly effective hedges, and resulted in no gain or loss recorded for hedge ineffectiveness in the consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2012.  Amounts in OCI are reclassified in interest expense when the hedged interest payments on the underlying debt are recognized.  Amounts of OCI relating to the Swaps expected to be recognized in interest expense in the coming 12 months total $4,817,000.

At December 31, 2011, derivative financial instruments include one interest rate cap with a fair value of $25,000, that constitutes an asset of the Company, an interest rate floor with a fair value of $19,320,000 that constitutes a liability of the Company, and three interest rate swaps (“2011 Swaps”) with an aggregate fair value of $16,959,000 that constitute liabilities of the Company.  The interest rate cap is included in Other assets on the consolidated balance sheet, while the interest rate floor and 2011 Swaps are included in Derivative financial instruments on the consolidated balance sheet.  The interest rate cap, floor and 2011 Swaps were not designated as hedges.  The derivative instruments outstanding as of December 31, 2011 were also outstanding as of December 31, 2010.

The objective of the swap derivative instruments was to reduce the risk associated with the Company’s term loan variable interest rates.  In effect, the swap derivative instruments convert variable interest rates into fixed interest rates on the Company’s term loan borrowings.  It is the Company’s policy to offset fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting agreement.  As of December 31, 2012 and 2011, no such amounts were offset.

The details of the Company’s swap derivative instruments are as follows:

As of December 31, 2012 (a)

Notional	Effective Date	Rate Paid	Rate Received

$545,875,000	March 23, 2012	2.055%	3 mo. USD-LIBOR-BBA , subject to a 1.25% floor
144,637,500	December 31, 2012	1.555%	3 mo. USD-LIBOR-BBA , subject to a 1.25% floor

(a)         The Swaps are each held with a different counterparty and both have a maturity date of March 23, 2018 to match the term of the Credit Facility term loans.

As of December 31, 2011 (b)

Notional	Effective Date	Rate Paid	Rate Received

$350,000,000	August 8, 2007	6.56%	1 mo. USD-LIBOR-BBA plus 0.85%
100,000,000	August 8, 2007	6.06%	1 mo. USD-LIBOR-BBA plus 0.75%
100,000,000	August 8, 2007	6.64%	1 mo. USD-LIBOR-BBA plus 1.25%

(b)         The 2011 Swaps were held with a single counterparty.  These swaps were terminated on March 23, 2012.

The impact of the Swaps on the consolidated financial statements is depicted below (amounts in thousands):

	Year Ended December 31, 2012
	Gain (loss) recognized in Other comprehensive income (loss)	Gain (loss) recognized in Net income (loss) (a)

Derivative designated as cash flow hedge:
Interest rate swap	$(15,715)	(3,472)

(a)         Amount represents reclassification from Accumulated other comprehensive income (loss) and is included in Interest expense in the consolidated statements of operations and comprehensive income (loss).

On March 23, 2012, in connection with the refinancing, the Company terminated all of its previously outstanding derivative financial instruments and recorded a gain of $8,451,000.  The previously outstanding derivative financial instruments were not designated as hedges.  For the fiscal year ended December 31, 2012, the realized and unrealized loss on derivative financial instruments includes settlement payments of $8,837,000 partially offset by a $6,793,000 unrealized gain related to the change in the fair value of these derivatives prior to their termination in March 2012.

For year ended December 31, 2011, the realized and unrealized loss on derivative financial instruments in the consolidated statements of operations includes settlement payments of $38,645,000 partially offset by a $28,044,000 unrealized gain related to the change in the fair value of these derivatives.

For the 15-day period ended December 31, 2010, the realized and unrealized loss on outstanding derivative instruments in the consolidated statements of operations includes a $1,682,000 unrealized loss related to the change in the fair value of the outstanding derivatives.  There were no settlement payments during the 15-day period ended December 31, 2010.  For the 169-day period ended December 16, 2010, the realized and unrealized loss on outstanding derivative instruments in the consolidated statements of operations includes settlement payments of $17,576,000, partially offset by a $12,246,000 unrealized gain related to the change in the fair value of the outstanding derivatives.

For the year ended June 30, 2010, the realized and unrealized loss on outstanding derivative instruments in the consolidated statements of operations include settlement payments of $38,422,000 and a $2,202,000 unrealized loss related to the change in the fair value of the outstanding derivatives.

(10) Fair Value Measurements

According to the Fair Value Measurements and Disclosures Topic of the FASB ASC, fair value is defined as the amount that would be received for selling an asset or paid to transfer a liability in an orderly transaction between market participants and requires that assets and liabilities carried at fair value are classified and disclosed in the following three categories:

•                  Level 1 - Quoted prices for identical instruments in active markets.

•                  Level 2 - Quoted prices for similar instruments in active or inactive markets and valuations derived from models where all significant inputs are observable in active markets.

•                  Level 3 - Valuations derived from valuation techniques in which one or more significant inputs are unobservable in any market.

The following summarizes the fair value level of assets and liabilities that are measured on a recurring basis at December 31 (amounts in thousands):

	Level 1	Level 2	Level 3	Total
2012
Derivative financial instruments - assets	$—	116	—	116
Derivative financial instruments - liabilities	—	(12,359)	—	(12,359)
Total	$—	(12,243)	—	(12,243)

2011
Derivative financial instruments - assets	$—	25	—	25
Derivative financial instruments - liabilities	—	(19,320)	(16,959)	(36,279)
Total	$—	(19,295)	(16,959)	(36,254)

The Company has determined that the majority of the inputs used to value the Swaps fall within Level 2 of the fair value hierarchy.  The credit valuation adjustments associated with the derivative utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by its counterparties.  As the counterparties have publicly available credit information, the credit spreads over LIBOR used in the calculations represent implied credit default swap spreads obtained from a third-party credit data provider.  However, as of December 31, 2012, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Swaps.  As a result, the Company has determined that the December 31, 2012 derivative valuation is classified in Level 2 of the fair value hierarchy.

For derivative financial instruments outstanding as of December 31, 2011, the Company has determined that the majority of the inputs used to value its interest rate caps and floor derivatives fall within Level 2 of the fair value hierarchy. The Company has determined that the majority of the inputs used to value the 2011 Swaps fall within Level 3 of the fair value hierarchy.  The credit valuation adjustments associated with derivatives outstanding as of December 31, 2011 also utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by its counterparties.  For counterparties with publicly available credit information, the credit spreads over LIBOR used in the calculations represent implied credit default swap spreads obtained from a third-party credit data provider.  However, as of December 31, 2011, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its interest rate caps and floor derivatives, but are significant for the 2011 Swaps.  As a result, the Company has determined that its derivative valuations on its interest rate caps and floor are classified in Level 2 of the fair value hierarchy and its derivative valuation on the 2011 Swaps are classified in Level 3 of the fair-value hierarchy.

The following table presents the activity in the Level 3 balances (amounts in thousands):

	Year Ended December 31,
	2012	2011
Derivative financial instruments — liabilities
Beginning balance	$(16,959)	$(42,935)
Unrealized gain	16,959	25,976
Ending balance	$—	$(16,959)

The carrying value and fair value of the Company’s long-term debt is $1,108,383,000 and $1,130,978,000, respectively, as of December 31, 2012.  The fair value is based on valuations from third party financial institutions.

The Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable are carried at cost, which approximates their fair value because of their short-term maturity.

(11)  Income Taxes

The Company’s income tax expense consists of the following (amounts in thousands):

	Successor			Predecessor
			15-Day	169-Day
			Period from	Period from
	Year Ended		December 17, to	July 1, to	Year Ended
	December 31,		December 31,	December 16,	June 30,
	2012	2011	2010	2010	2010
Current:
Federal	$—	—	—	$—	—
State	2,195	2,148	82	853	1,814
Total current	2,195	2,148	82	853	1,814

Deferred:
Federal	406	353	27	217	374
State	15	22	—	—	—
Total deferred	421	375	27	217	374

Total tax expense	$2,616	2,523	109	$1,070	2,188

Income tax expense differs from the amounts computed by applying the United States federal income tax rate of 35% as a result of the following (amounts in thousands):

	Successor			Predecessor
			15-Day	169-Day
			Period from	Period from
	Year Ended		December 17, to	July 1, to	Year Ended
	December 31,		December 31,	December 16,	June 30,
	2012	2011	2010	2010	2010

Computed expected tax provision (benefit)	$(4,695)	(1,220)	(1,442)	$1,803	723
State and local income taxes, net of federal income taxes	1,437	2,163	82	582	1,179
Change in valuation allowance affecting tax expense	5,320	1,496	1,458	(5,852)	(333)
Non-deductible expenses	148	159	—	4,537	67
Other, net	406	(75)	11	—	552
Income tax expense	$2,616	2,523	109	$1,070	2,188

Components of deferred tax assets and liabilities as of December 31 are as follows (amounts in thousands):

	2012	2011

Current assets:
Allowance for doubtful accounts	$505	$636
Accrued liabilities	5,902	3,102
Other	29	1,004
Total current deferred tax assets	6,436	4,742
Valuation allowance	(1,336)	(226)
Current deferred tax assets, net	5,100	4,516

Noncurrent assets:
Net operating loss carryforwards	75,181	59,708
Derivative financial instruments	4,308	12,718
Deferred financing costs	—	9,056
Business credits	1,524	1,553
Other	1,014	4,288
Total noncurrent deferred tax assets	82,027	87,323
Valuation allowance	(17,107)	(4,165)
Noncurrent deferred tax asset, net	64,920	83,158
Total deferred tax assets, net	70,020	87,674

Noncurrent liabilities:
Intangible assets	(70,634)	(84,290)
Long-term debt	—	(3,686)
Property, plant and equipment	(3,135)	(3,026)
Total deferred tax liabilities	(73,769)	(91,002)
Net deferred tax liabilities	$(3,749)	$(3,328)

The Company’s deferred tax assets and liabilities are reported in the accompanying consolidated balance sheets as follows (amounts in thousands):

	December 31,
	2012	2011

Current deferred tax assets, net	$5,100	$4,516
Long-term deferred tax liabilities, net	(8,849)	(7,844)
Net deferred tax assets (liabilities)	$(3,749)	$(3,328)

For the year ended December 31, 2012, the valuation allowance increased by $14,052,000.  The change in the valuation allowance includes an increase of $5,320,000 related to income tax expense, an increase of $4,308,000 related to a reduction of income tax benefits in other comprehensive income and an increase of $4,424,000 related to other adjustments to deferred taxes.

As of December 31, 2012, the Company had $213,540,000 of federal net operating loss carryforwards, which begin to expire, if unused, in 2024. Approximately $84,000,000 of the Company’s federal net operating losses are subject to IRC Section 382 limitations.  In addition, the Company had available for federal income tax purposes an alternative minimum tax credit carryforward of $426,000, which is available for an indefinite period. As of December 31, 2012, the Company had available for state income tax purposes net operating loss carryforwards of $82,963,000 and state tax credits of $1,098,000, the latter of which will expire in 2026.

As of December 31, 2012 and 2011, the Company had a reserve for an uncertain tax position of approximately $117,000.  When the tax law requires interest to be paid on an underpayment of income taxes, the Company recognizes interest expense from the first period the interest would begin accruing according to the relevant tax law. Such interest expense is included in Other expense in the accompanying consolidated statements of operations. Any accrual of penalties related to underpayment of income taxes on uncertain tax positions is included in Other expense in the accompanying consolidated statements of operations.  For all periods presented, accrued interest and penalties related to uncertain tax positions were not significant.  The Company does not expect a significant change in uncertain tax positions in the next twelve months.

As of December 31, 2012, the Company’s federal income tax returns for the 2008 through 2012 tax years remain subject to examination by the IRS and state authorities.  The Company’s state income tax returns subsequent to 2007 are subject to examination by state tax authorities.

(12)  Stock-based and Long-Term Compensation

During 2012 and 2011, certain employees of Monitronics were granted restricted shares of Ascent Capital Series A common stock and options to purchase shares of Ascent Capital Series A common stock under Ascent Capital’s 2008 Incentive Plan.  The restricted shares of Ascent Capital Series A common stock vest over periods ranging from four to five years. The fair values for the restricted stock awards were the closing prices of the Ascent Capital Series A common stock on the applicable dates of grant.

The fair value of each option granted is estimated on the grant date using the Black-Scholes option pricing method. The weighted averages of the assumptions used in the model are as follows:

	Year Ended December 31,
	2012	2011

Risk-free interest rate	0.89%	0.96%
Estimated life in years	4.76	4.63
Dividend yield	0%	0%
Volatility	43%	42%

The following table presents the number and weighted average fair value (“WAFV”) of unvested restricted stock awards granted to certain Monitronics employees:

	Series A
	common stock	WAFV

Outstanding at January 1, 2012	60,967	$39.76
Granted	28,593	51.66
Vested	(2,770)	53.33
Cancelled	(9,101)	40.86
Outstanding at December 31, 2012	77,689	$43.91

The following table presents the number and weighted average exercise price (“WAEP”) of options to purchase Ascent Capital Series A common stock granted to certain Monitronics employees:

	Series A
	common stock	WAEP

Outstanding at January 1, 2012	187,500	$48.00
Granted	89,947	51.84
Exercised	—	—
Forfeited	(27,000)	48.00
Outstanding at December 31, 2012	250,447	49.38

Exercisable at December 31, 2012	—	$—

The intrinsic value of outstanding stock option awards and exercisable stock option awards at December 31, 2012 was $3,146,000 and $0, respectively.  The weighted average remaining contractual life of outstanding awards at December 31, 2012 was 5.5 years.

As of December 31, 2012, the total compensation cost related to unvested equity awards was approximately $5,618,000.  Such amount will be recognized in the consolidated statements of operations over a period of approximately 5 years.

(13)  Stockholder’s Equity

Common Stock

Pursuant to the Acquisition, the Company deauthorized all shares of Class A and Class B common stock upon its merger with Merger Sub on December 17, 2010. The newly formed entity has one share of common stock issued and outstanding to Ascent Capital as of December 31, 2010.  There have been no changes to the common stock issued and outstanding since the Acquisition.

Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) included in the consolidated balance sheets and consolidated statement of stockholder’s equity reflect the aggregate fair market value adjustments to the Swaps.

The change in the components of accumulated other comprehensive income (loss), net of taxes, is summarized as follows (amounts in thousands):

	Derivative adjustments (a)	Accumulated Other Comprehensive Income (Loss), Net of Taxes

Balance at December 31, 2011	$—	$—
Other comprehensive income	(12,243)	(12,243)
Balance at December 31, 2012	$(12,243)	$(12,243)

(a)         No income taxes were recorded on the derivative instrument adjustments to OCI for the year ended December 31, 2012 because the Company is subject to a full valuation allowance.

(14)  Employee Benefit Plans

The Company offers a 401(k) defined contribution plan covering most of its full-time domestic employees. The plan is funded by employee and employer contributions.  Total 401(k) plan expense for the years ended December 31, 2012 and 2011 was $106,000 and $74,000, respectively.  Total 401(k) plan expense during the fifteen day period ended December 31, 2010 and 169-day period ended December 16, 2010 was $4,000 and $57,000, respectively.  Total 401(k) expense for the predecessor fiscal year ended June 30, 2010 was $77,000.

(15)  Commitments and Contingencies

Contractual Obligations

Future minimum lease payments under scheduled operating leases, which are primarily for buildings and equipment, having initial or remaining noncancelable terms in excess of one year are as follows (in thousands):

Year ended December 31:
2013	$1,850
2014	1,825
2015	735
2016	95
2017	95
Thereafter	55
Minimum lease commitments	$4,655

Rent expense was approximately $1,855,000 and $1,865,000 for the years ended December 31, 2012 and 2011, respectively.  Rental expense during the fifteen day period ended December 31, 2010 and 169-day period ended December 16, 2010 was approximately $70,000 and $800,000, respectively.  Rental expense during the predecessor period fiscal year ended June 30, 2010 was approximately $1,746,000.

Legal

The Company is involved in litigation and similar claims incidental to the conduct of its business. Matters that are probable of unfavorable outcome to the Company and which can be reasonably estimated are accrued. Such accruals are based on information known about the matters, management’s estimate of the outcomes of such matters and experience in contesting, litigating and settling similar matters.  In management’s opinion, none of the pending actions is likely to have a material adverse impact on the Company’s financial position or results of operations.  The Company accrues and expenses legal fees related to loss contingency matters as incurred.

In the third quarter of 2011, a monitoring service subscriber filed suit against Monitronics and Tel-Star Alarms, Inc., a Monitronics authorized dealer, alleging negligence related to a home break-in.  On November 16, 2011, a trial court awarded the plaintiff $8,600,000, of which $6,000,000 is expected to be covered by Monitronics’ general liability insurance policies.  An appeal of this court ruling has been filed.  As of December 31, 2012, Monitronics has recorded legal reserves of approximately $9,250,000 and an insurance receivable of approximately $6,610,000, related to this matter.  In the fourth quarter of 2012, Monitronics funded approximately $2,640,000 into an escrow account, classified as restricted cash on the December 31, 2012 consolidated balance sheet, for the excess liability above the insurance coverage.  This amount will be released upon settlement of the appeal.

(16) Quarterly Financial Information (Unaudited)

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
	Amounts in thousands

2012:

Net Revenue	$81,881	83,315	84,667	95,090
Operating income	$17,088	16,602	14,848	18,295
Net loss	$(3,772)	(3,753)	(5,095)	(3,410)

2011:

Net Revenue	$73,870	77,577	79,515	80,936
Operating income	$12,837	13,726	13,151	10,138
Net income (loss)	$1,464	(3,089)	(2,577)	(1,808)

PART III

Pursuant to General Instructions (I) (1) (a) and (b) to Form 10-K, the following items are omitted:

•                  ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

•                  ITEM 11. EXECUTIVE COMPENSATION

•                  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

•                  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional audit services rendered by KPMG LLP for the audit of our consolidated financial statements for 2012 and 2011:

	2012	2011
Audit fees	$89,000	119,000
Audit related fees	—	—
Audit and audit related fees	$89,000	119,000
Tax fees	—	—
Total fees	$89,000	119,000

Our audit committee is the same audit committee that serves our parent company, Ascent Capital Group, Inc.  The audit committee has considered whether the provision of services by KPMG LLP to our company other than auditing is compatible with KPMG LLP maintaining its independence and believes that the provision of such other services is compatible with KPMG LLP maintaining its independence.

Policy on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor

The audit committee of Ascent Capital adopted a policy dated November 6, 2008 regarding the pre-approval of all audit and permissible non-audit services provided by our independent auditor. Pursuant to this policy, Ascent Capital’s audit committee has approved the engagement of our independent auditor to provide the following services (all of which are collectively referred to as “pre-approved services”):

•                  audit services as specified in the policy, including (i) financial audits of our company and our subsidiaries, (ii) services associated with our periodic reports, registration statements and other documents filed or issued in connection with a securities offering (including comfort letters and consents), (iii) attestations of our management’s reports on internal controls and (iv) consultations with management as to accounting or disclosure treatment of transactions;

•                  audit-related services as specified in the policy, including (i) due diligence services, (ii) financial audits of employee benefit plans, (iii) consultations with management as to accounting or disclosure treatment of transactions not otherwise considered audit services, (iv) attestation services not required by statute or regulation, (v) certain audits incremental to the audit of our consolidated financial statements, (vi) closing balance sheet audits related to dispositions and (vii) general assistance with implementation of Securities and Exchange Commission rules or listing standards; and

•                  tax services as specified in the policy, including federal, state, local and international tax planning, compliance and review services, and tax due diligence.

Notwithstanding the foregoing general pre-approval, any individual project involving the provision of pre-approved services that is likely to result in fees in excess of $100,000 requires the specific prior approval of Ascent Capital’s audit committee.  Any engagement of our independent auditors for services other than the pre-approved services requires the specific approval of Ascent Capital’s audit committee.  Ascent Capital’s audit committee has delegated the authority for the foregoing approvals to the chairman of the audit committee, subject to his subsequent disclosure to the entire audit committee of the granting of any such approval. Philip J. Holthouse currently serves as the chairman of Ascent Capital’s audit committee.

This pre-approval policy prohibits the engagement of our independent auditor to provide any services that are subject to the prohibition imposed by Section 201 of the Sarbanes-Oxley Act.

All services provided by our independent auditor during 2012 were approved in accordance with the terms of the policy.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements

Included in Part II of this Annual Report:

Monitronics International, Inc.:

Page No.
Report of Independent Registered Public Accounting Firm	28
Report of Independent Auditors	29
Consolidated Balance Sheets, December 31, 2012 and 2011	30
Consolidated Statements of Operations and Comprehensive Income (loss), Years ended December 31, 2012 and 2011, 15-Day Period ended December 31, 2010, 169-Day Period ended December 16, 2010 (Predecessor) and Year ended June 30, 2010 (Predecessor)	31
Consolidated Statements of Cash Flows, Years Ended December 31, 2012 and 2011, 15-Day Period ended December 31, 2010, 169-Day Period ended December 16, 2010 (Predecessor) and Year ended June 30, 2010 (Predecessor)	32
Consolidated Statements of Stockholder’s Equity, Years ended December 31, 2012 and 2011, 15-Day Period ended December 31, 2010, 169-Day Period ended December 16, 2010 (Predecessor) and Year ended June 30, 2010 (Predecessor)	33
Notes to Consolidated Financial Statements	34

(a) (2)  Financial Statement Schedules

(i)  All schedules have been omitted because they are not applicable, not material or the required information is set forth in the financial statements or notes thereto.

(a) (3)  Exhibits

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

2.1

Agreement and Plan of Merger, dated December 17, 2010, between Ascent Media Corporation and Monitronics International, Inc. (“Monitronics”) (incorporated by reference to Exhibit 2.1 to Ascent Capital Group, Inc.’s (“Ascent Capital”) Form 8-K (File No. 001-34176), filed with the Securities and Exchange Commission (the “Commission”) on December 23, 2010).

3.1

Amendments to the Certificate of Formation of Monitronics (included as Exhibit A to the Certificate of Merger of Mono Lake Merger Sub, Inc. with and into Monitronics, dated December 17, 2010 (incorporated by reference to Exhibit 3.1 to Monitronics’ Registration Statement on Form S-4 (File No. 333-181379), filed with the Commission on May 14, 2012 (the “S-4”)).

3.2	Bylaws of Monitronics, dated as of December 17, 2010 (incorporated by reference to Exhibit 3.2 to the S-4).

4.1

Indenture, dated March 23, 2012, between Monitronics, as issuer, the guarantors party thereto, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Ascent Capital’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 (File No. 001-34176), filed with the Commission on May 9, 2012 (the “Ascent March 2012 10-Q”)).

4.2

Credit Agreement, dated March 23, 2012, among Monitronics, as borrower, Bank of America, N.A., as administrative agent and letter of credit issuer, Citibank, N.A. and Credit Suisse AG, Cayman Islands Branch, as co-syndication agents, U.S. Bank National Association, as document agent and the lenders party thereto (the “Credit Agreement”) (incorporated by reference to Exhibit 4.2 to the Ascent March 2012 10-Q).

4.3

Form of Amendment No. 1 to the Credit Agreement, dated November 7, 2012, by and among Monitronics, Bank of America, N.A., individually and as administrative agent, and the other financial institutions signatory thereto (incorporated by reference to Exhibit 4.7 to Ascent Capital’s Annual Report on Form 10-K (File No. 001-34176), filed with the Commission on February 27, 2013).

10.1

Ascent Capital 2008 Incentive Plan (the “2008 Plan”) (incorporated by reference to Exhibit 4.4 to Ascent Capital’s Registration Statement on Form S-8 (File No. 333-156231), filed with the Commission on December 17, 2008).

10.2

Form of Long-Term Restricted Stock Award Agreement under the 2008 Plan for Executive Officers of Ascent Capital and Monitronics (incorporated by reference to Exhibit 10.3 to Ascent Capital’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 (File No. 001-34176), filed with the Commission on August 9, 2012 (the “Ascent Capital June 2012 10-Q”)).

10.3

Form of Long-Term Non-Qualified Stock Option Agreement under the 2008 Plan for Executive Officers of Ascent Capital and Monitronics (incorporated by reference to Exhibit 10.4 to the Ascent Capital June 2012 10-Q).

21.1	List of Subsidiaries of Monitronics*

24.1	Power of Attorney dated March 1, 2013.*

31.1	Rule 13a-14(a)/15d-14(a) Certification.*

31.2	Rule 13a-14(a)/15d-14(a) Certification.*

32.1	Section 1350 Certification.*

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

*                           Filed herewith.

**                    Filed or furnished, as the case may be, herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONITRONICS INTERNATIONAL, INC.

Dated: March 1, 2013	By	/s/ Michael R. Haislip
Michael R. Haislip
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ William R. Fitzgerald	Chairman of the Board and Director	March 1, 2013
William R. Fitzgerald

/s/ William E. Niles	Director and Executive Vice President and Secretary	March 1, 2013
William E. Niles

/s/ Michael R. Meyers	Chief Financial Officer, Vice President and Assistant Secretary	March 1, 2013
Michael R. Meyers	(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

2.1

Agreement and Plan of Merger, dated December 17, 2010, between Ascent Media Corporation and Monitronics International, Inc. (“Monitronics”) (incorporated by reference to Exhibit 2.1 to Ascent Capital Group, Inc.’s (“Ascent Capital”) Form 8-K (File No. 001-34176), filed with the Securities and Exchange Commission (the “Commission”) on December 23, 2010).

3.1

Amendments to the Certificate of Formation of Monitronics (included as Exhibit A to the Certificate of Merger of Mono Lake Merger Sub, Inc. with and into Monitronics, dated December 17, 2010 (incorporated by reference to Exhibit 3.1 to Monitronics’ Registration Statement on Form S-4 (File No. 333-181379), filed with the Commission on May 14, 2012 (the “S-4”)).

3.2	Bylaws of Monitronics, dated as of December 17, 2010 (incorporated by reference to Exhibit 3.2 to the S-4).

4.1

Indenture, dated March 23, 2012, between Monitronics, as issuer, the guarantors party thereto, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Ascent Capital’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 (File No. 001-34176), filed with the Commission on May 9, 2012 (the “Ascent March 2012 10-Q”)).

4.2

Credit Agreement, dated March 23, 2012, among Monitronics, as borrower, Bank of America, N.A., as administrative agent and letter of credit issuer, Citibank, N.A. and Credit Suisse AG, Cayman Islands Branch, as co-syndication agents, U.S. Bank National Association, as document agent and the lenders party thereto (the “Credit Agreement”) (incorporated by reference to Exhibit 4.2 to the Ascent March 2012 10-Q).

4.3

Form of Amendment No. 1 to the Credit Agreement, dated November 7, 2012, by and among Monitronics, Bank of America, N.A., individually and as administrative agent, and the other financial institutions signatory thereto (incorporated by reference to Exhibit 4.7 to Ascent Capital’s Annual Report on Form 10-K (File No. 001-34176), filed with the Commission on February 27, 2013).

10.1

Ascent Capital 2008 Incentive Plan (the “2008 Plan”) (incorporated by reference to Exhibit 4.4 to Ascent Capital’s Registration Statement on Form S-8 (File No. 333-156231), filed with the Commission on December 17, 2008).

10.2

Form of Long-Term Restricted Stock Award Agreement under the 2008 Plan for Executive Officers of Ascent Capital and Monitronics (incorporated by reference to Exhibit 10.3 to Ascent Capital’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 (File No. 001-34176), filed with the Commission on August 9, 2012 (the “Ascent Capital June 2012 10-Q”)).

10.3

Form of Long-Term Non-Qualified Stock Option Agreement under the 2008 Plan for Executive Officers of Ascent Capital and Monitronics (incorporated by reference to Exhibit 10.4 to the Ascent Capital June 2012 10-Q).

21.1	List of Subsidiaries of Monitronics*

24.1	Power of Attorney dated March 1, 2013.*

31.1	Rule 13a-14(a)/15d-14(a) Certification.*

31.2	Rule 13a-14(a)/15d-14(a) Certification.*

32.1	Section 1350 Certification.*

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

*                           Filed herewith.

**                    Filed or furnished, as the case may be, herewith.