Form 10-Q
period 2013-03-31
MONITRONICS INTERNATIONAL INC
filed 2013-05-14
CIK 1265107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 14, 2013 Monitronics International, Inc. is a wholly owned subsidiary of Ascent Capital Group, Inc.

Item 1.  Financial Statements.

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

Amounts in thousands, except share amounts

(unaudited)

	March 31,	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$21,041	$3,433
Restricted cash	2,640	2,640
Trade receivables, net of allowance for doubtful accounts of $1,477 in 2013 and $1,436 in 2012	11,434	10,891
Deferred income tax assets, net	5,100	5,100
Prepaid and other current assets	12,020	13,597
Total current assets	52,235	35,661

Property and equipment, net of accumulated depreciation of $11,674 in 2013 and $10,189 in 2012	20,336	20,559
Subscriber accounts, net of accumulated amortization of $350,282 in 2013 and $308,487 in 2012	992,374	987,975
Dealer network, net of accumulated amortization of $23,100 in 2013 and $20,580 in 2012	27,333	29,853
Goodwill	349,227	349,227
Other assets, net	23,199	22,156
Total assets	$1,464,704	$1,445,431

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,816	$3,655
Accrued payroll and related liabilities	1,946	3,179
Other accrued liabilities	33,659	23,481
Deferred revenue	9,831	10,327
Purchase holdbacks	11,077	10,818
Current portion of long-term debt	6,905	6,950
Total current liabilities	69,234	58,410

Non-current liabilities:
Long-term debt	1,108,632	1,101,433
Derivative financial instruments	12,039	12,359
Deferred income tax liability, net	8,958	8,849
Other liabilities	3,474	3,961
Total liabilities	1,202,337	1,185,012

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value.1 share authorized, issued and outstanding at March 31, 2013 and December 31, 2012, respectively	—	—
Additional paid-in capital	299,272	298,932
Accumulated deficit	(24,921)	(26,270)
Accumulated other comprehensive loss	(11,984)	(12,243)
Total stockholders’ equity	262,367	260,419
Total liabilities and stockholders’ equity	$1,464,704	$1,445,431

See accompanying notes to condensed consolidated financial statements.

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

Amounts in thousands, except share amounts

(unaudited)

	Three months ended March 31,
	2013	2012

Net revenue	$100,158	81,881

Operating expenses:
Cost of services	15,202	11,059
Selling, general, and administrative, including stock-based and long-term incentive compensation	15,903	14,351
Amortization of subscriber accounts and dealer network	44,315	38,081
Depreciation	1,488	1,302
	76,908	64,793

Operating income	23,250	17,088

Other expense:
Interest expense	21,127	11,622
Realized and unrealized loss on derivative financial instruments	—	2,044
Refinancing expense	—	6,241
Other expense	—	286
	21,127	20,193

Income (loss) before income taxes	2,123	(3,105)
Income tax expense	774	667
Net income (loss)	1,349	(3,772)

Other comprehensive income (loss):
Unrealized gain (loss) on derivative contracts	259	(2,405)
Total other comprehensive income (loss), net of tax	259	(2,405)

Comprehensive income (loss)	$1,608	(6,177)

See accompanying notes to condensed consolidated financial statements.

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

Amounts in thousands

(unaudited)

	Three months ended
	March 31,
	2013	2012

Cash flows from operating activities:
Net income (loss)	$1,349	(3,772)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of subscriber accounts and dealer network	44,315	38,081
Depreciation	1,488	1,302
Stock based compensation	361	299
Deferred income tax expense	109	113
Unrealized gain on derivative financial instruments	—	(6,793)
Refinancing expense	—	6,241
Long-term debt amortization	192	3,915
Other non-cash activity, net	2,406	1,700
Changes in assets and liabilities:
Trade receivables	(1,876)	(413)
Prepaid expenses and other assets	1,233	(490)
Payables and other liabilities	10,123	1,399

Net cash provided by operating activities	59,700	41,582

Cash flows from investing activities:
Capital expenditures	(1,265)	(807)
Purchases of subscriber accounts	(46,043)	(37,380)
Decrease in restricted cash	—	51,420

Net cash provided by (used in) investing activities	(47,308)	13,233

Cash flows from financing activities:
Proceeds from long-term debt	24,700	967,200
Repayments of long-term debt	(17,738)	(976,000)
Payments of deferred financing costs and refinancing costs	(1,746)	(42,940)

Net cash provided by (used in) financing activities	5,216	(51,740)

Net increase in cash and cash equivalents	17,608	3,075

Cash and cash equivalents at beginning of period	3,433	2,110

Cash and cash equivalents at end of period	$21,041	5,185

Supplemental cash flow information:
State taxes paid	$—	—
Interest paid	10,437	6,893

See accompanying notes to condensed consolidated financial statements.

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(1)                                 Basis of Presentation

Monitronics International, Inc. and subsidiaries (the “Company” or “Monitronics”) are wholly owned subsidiaries of Ascent Capital Group, Inc. (“Ascent Capital”).  The Company provides security alarm monitoring and related services to residential and business subscribers throughout the United States and parts of Canada.  The Company monitors signals arising from burglaries, fires, medical alerts and other events through security systems at subscribers’ premises, as well as provides customer service and technical support.

The unaudited interim financial information of the Company has been prepared in accordance with Article 10 of the Securities and Exchange Commission’s (the “SEC”) Regulation S-X. Accordingly, it does not include all of the information required by generally accepted accounting principles in the United States (“U.S. GAAP”) for complete financial statements.  The Company’s unaudited condensed consolidated financial statements as of March 31, 2013, and for the three months ended March 31, 2013 and 2012, include Monitronics and all of its direct and indirect subsidiaries.  The accompanying interim condensed consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year.  These condensed consolidated financial statements should be read in conjunction with the Monitronics Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 1, 2013 (the “2012 Form 10-K”).

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

(2)                                 Recent Accounting Pronouncements

There were no new accounting pronouncements issued during the three months ended March 31, 2013 that are expected to have a material impact on the Company.

(3)                               Other Accrued Liabilities

Other accrued liabilities consisted of the following (amounts in thousands):

	March 31, 2013	December 31, 2012

Interest payable	$19,360	$9,624
Income taxes payable	2,946	2,286
Legal accrual	9,454	9,324
Other	1,899	2,247
Total Other accrued liabilities	$33,659	$23,481

(4)                             Long-Term Debt

Long-term debt consisted of the following (amounts in thousands):

	March 31, 2013	December 31, 2012

9.125% Senior Notes due April 1, 2020	$410,000	$410,000
Term loans, matures March 23, 2018, LIBOR plus 3.25%, subject to a LIBOR floor of 1.00% (a)	684,037	685,583
$150 million revolving credit facility, matures December 22, 2017, LIBOR plus 3.75%, subject to a LIBOR floor of 1.00% (b)	21,500	12,800
	1,115,537	1,108,383
Less current portion of long-term debt	(6,905)	(6,950)
Long-term debt	$1,108,632	$1,101,433

(a)         The interest rate on the term loan was LIBOR plus 4.25%, subject to a LIBOR floor of 1.25%, until March 25, 2013.

(b)         The interest rate on the revolving credit facility was LIBOR plus 4.25%, subject to a LIBOR floor of 1.25%, until March 25, 2013.

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

Credit Facility

On March 23, 2012, the Company entered into a senior secured credit facility with the lenders party thereto and Bank of America, N.A., as administrative agent, which provided a $550,000,000 term loan at a 1% discount and a $150,000,000 revolving credit facility (the “Credit Agreement”).  Proceeds from the Credit Agreement and the Senior Notes, together with cash on hand, were used to retire all outstanding borrowings under the Company’s former credit facility, securitization debt, and to settle all related derivative contracts (the “Refinancing”).

On November 7, 2012, the Company entered into an amendment to the Credit Agreement (“Amendment No. 1”), which provided an incremental term loan with an aggregate principal amount of $145,000,000.  The incremental term loan was used to fund the acquisition of approximately 93,000 subscriber accounts for a purchase price of approximately $131,000,000.

On March 25, 2013, the Company entered into a second amendment to the Credit Agreement (“Amendment No. 2”). Pursuant to Amendment No. 2, the Company repriced the interest rates applicable to the Credit Agreement’s facility (the “Repricing”) which is comprised of the term loans and revolving credit facility noted above (the Credit Agreement together with Amendment No. 1 and Amendment No. 2, the “Credit Facility”). Concurrently with the Repricing, the Company extended the maturity of the revolving credit facility by nine months to December 22, 2017.

On March 27, 2013, the Company borrowed $20,700,000 on the Credit Facility revolver to fund its April 1, 2013 interest payment due under the Senior Notes of approximately $18,700,000 and other business activities.

The Credit Facility term loans bear interest at LIBOR plus 3.25%, subject to a LIBOR floor of 1.00%, and mature on March 23, 2018.  Principal payments of approximately $1,726,000 and interest on the term loans are due quarterly.  The Credit Facility revolver bears interest at LIBOR plus 3.75%, subject to a LIBOR floor of 1.00%, and matures on December 22, 2017.  There is an annual commitment fee of 0.50% on unused portions of the Credit Facility revolver.  As of March 31, 2013, $128,500,000 is available for borrowing under the revolving credit facility.

At any time after the occurrence of an event of default under the Credit Facility, the lenders may, among other options, declare any amounts outstanding under the Credit Facility immediately due and payable and terminate any commitment to make further loans under the Credit Facility.  In addition, failure to comply with restrictions contained in the Senior Notes could lead to an event of default under the Credit Facility.

The Credit Facility is secured by a pledge of all of the outstanding stock of the Company and all of its existing subsidiaries and is guaranteed by all of the Company’s existing subsidiaries.  Ascent Capital has not guaranteed any of the Company’s obligations under the Credit Facility.

The Company recorded deferred financing costs of $24,211,000 related to the Senior Notes and Credit Facility, which are included in Other assets on the accompanying condensed consolidated balance sheet as of March 31, 2013, and will be amortized over the term of the respective debt instruments using the effective-interest method.

As a result of the Refinancing, the Company accelerated amortization of the securitization debt premium and certain deferred financing costs related to the former senior secured credit facility, and expensed certain other refinancing costs.  The components of the Refinancing expense, reflected in the condensed consolidated statement of operations and comprehensive income (loss) as a component of Other income (expense) for the three months ended March 31, 2012, are as follows (amounts in thousands):

For the three months ended
March 31, 2012

Accelerated amortization of deferred financing costs	$389
Accelerated amortization of securitization debt discount	6,679
Other refinancing costs	7,624
Gain on early termination of derivative instruments	(8,451)
Total refinancing expense	$6,241

In order to reduce the financial risk related to changes in interest rates associated with the floating rate term loans under the Credit Facility, the Company entered into two interest rate swap agreements (each with separate counterparties) in 2012, with terms similar to the Credit Facility term loans.  On March 25, 2013, the Company negotiated amendments to the terms of these interest rate swap agreements (the “Swaps”) to coincide with the Repricing.  The Swaps have a maturity date of March 23, 2018 to match the term of the Credit Facility term loans.  The Swaps have been designated as effective hedges of the Company’s variable rate debt and qualify for hedge accounting.  See note 5, Derivatives, for further disclosures related to these derivative instruments.  As a result of the Swaps, the interest rate on the borrowings under the Credit Facility term loans have been effectively converted from a variable rate to a weighted average fixed rate of 5.03%.

The terms of the Senior Notes and Credit Facility provide for certain financial and nonfinancial covenants.  As of March 31, 2013, the Company was in compliance with all required covenants.

Principal payments scheduled to be made on the Company’s debt obligations are as follows (amounts in thousands):

Remainder of 2013	$5,179
2014	6,905
2015	6,905
2016	6,905
2017	28,405
2018	655,976
Thereafter	410,000
Total principal payments	1,120,275
Less: Discount	4,738
Total debt on condensed consolidated balance sheet	$1,115,537

(5)                             Derivatives

The Company utilizes interest rate swap agreements to reduce the interest rate risk inherent in the variable rate Credit Facility term loans.  The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatility. The Company incorporates credit valuation adjustments to appropriately reflect the respective counterparty’s nonperformance risk in the fair value measurements.  See note 7, Fair Value Measurements, for additional information about the credit valuation adjustments.

On March 25, 2013, the Company negotiated amendments to the terms of its existing interest rate swap agreements to coincide with the repricing of the Credit Facility.  The Swaps, as amended, are held with the same counterparties as the existing interest rate swap agreements.  See the amended Swaps’ terms below:

Notional	Effective Date	Fixed Rate Paid	Variable Rate Received

$544,500,000	March 28, 2013	1.884%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor
144,275,000	March 28, 2013	1.384%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor

Upon entering into swap amendments on March 25, 2013, the Company simultaneously dedesignated its existing interest rate swap agreements and redesignated the Swaps as cash flow hedges for the underlying change in the swap terms.  The amounts previously recognized in Accumulated other comprehensive loss relating to the dedesignation will be recognized in Interest expense over the remaining life of the Swaps.  The amended Swaps are designated and qualify as cash flow hedging instruments, with the effective portion of the Swaps change in fair value recorded in Accumulated other comprehensive loss.  Any ineffective portions of the Swaps change in fair value are recognized in current earnings in Interest expense.  Changes in the fair value of the Swaps recognized in Accumulated other comprehensive loss are reclassified to Interest expense when the hedged interest payments on the underlying debt are recognized.  Amounts in Accumulated other comprehensive loss expected to be recognized in Interest expense in the coming 12 months total approximately $4,861,000.

The impact of the derivatives designated as cash flow hedges on the condensed consolidated financial statements is depicted below (amounts in thousands):

	For the three months ended March 31,
	2013	2012

Effective portion of gain (loss) recognized in Accumulated other comprehensive loss	$(909)	(2,503)

Effective portion of gain (loss) reclassified from Accumulated other comprehensive loss into Net income (a)	$(1,168)	(98)

Ineffective portion of amount of gain (loss) recognized into Net income on interest rate swaps (a)	$19	—

(a)         Amounts are included in Interest expense in the unaudited condensed consolidated statements of operations and comprehensive income (loss).

On March 23, 2012, in connection with the Refinancing, the Company terminated all of its previously outstanding derivative financial instruments and recorded a gain of $8,451,000.  These derivative financial instruments were not designated as hedges.  For the three months ended March 31, 2012, the realized and unrealized loss on derivative financial instruments includes settlement payments of $8,837,000 partially offset by a $6,793,000 unrealized gain related to the change in the fair value of these derivatives prior to their termination in March 2012.

(6)                                 Accumulated Other Comprehensive Income (Loss)

The following table provides a summary of the changes in Accumulated other comprehensive income (loss) for the period presented (amounts in thousands):

Accumulated other comprehensive income (loss)

As of December 31, 2012	(12,243)
Unrealized loss on derivatives recognized through Accumulated other comprehensive income (loss)	(909)
Reclassifications of unrealized loss on derivatives into net income (a)	1,168
As of March 31, 2013	(11,984)

(a)         Amounts reclassified into net income are included in Interest expense on the condensed consolidated statement of operations.  See note 5, Derivatives, for further information.

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

The following summarizes the fair value level of assets and liabilities that are measured on a recurring basis at March 31, 2013 and December 31, 2012 (amounts in thousands):

	Level 1	Level 2	Level 3	Total

March 31, 2013
Derivative financial instruments - assets	—	117	—	117
Derivative financial instruments - liabilities	—	(12,039)	—	(12,039)
Total	$—	(11,922)	—	(11,922)

December 31, 2012
Derivative financial instruments - assets	—	116	—	116
Derivative financial instruments - liabilities	—	(12,359)	—	(12,359)
Total	$—	(12,243)	—	(12,243)

The Company has determined that the majority of the inputs used to value the Swaps fall within Level 2 of the fair value hierarchy.  The credit valuation adjustments associated with the derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by their counterparties.  As the counterparties have publicly available credit information, the credit spreads over LIBOR used in the calculations represent implied credit default swap spreads obtained from a third-party credit data provider.  However, as of March 31, 2013, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Swaps.  As a result, the Company has determined that its derivative valuations are classified in Level 2 of the fair value hierarchy.

The following table presents the activity in the Level 3 balances (amounts in thousands):

	Three months ended March 31,
	2013	2012

Beginning balance	$—	(16,959)
Unrealized gain recognized	—	16,959
Ending balance	$—	—

Carrying values and fair values of financial instruments that are not carried at fair value are as follows (amounts in thousands):

	March 31, 2013	December 31, 2012

Long term debt, including current portion:
Carrying value	$1,115,537	$1,108,383
Fair value (a)	1,152,296	1,130,978

(a)         The fair value is based on valuations from third party financial institutions and is classified as Level 2 in the hierarchy.

The Company’s other financial instruments, including cash and cash equivalents, accounts receivable and accounts payable are carried at cost, which approximates their fair value because of their short-term maturity.

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

In the third quarter of 2011, a monitoring service subscriber filed suit against the Company and Tel-Star Alarms, Inc., an authorized dealer, alleging negligence related to a home break-in.  On November 16, 2011, a trial court awarded the plaintiff $8,600,000, of which $6,000,000 is expected to be covered by the Company’s general liability insurance policies.  An appeal of this court ruling has been filed.  As of March 31, 2013, the Company has recorded legal reserves of approximately $9,383,000 and an insurance receivable of approximately $6,743,000, related to this matter.  In the fourth quarter of 2012, the Company funded approximately $2,640,000 into an escrow account for the excess liability above the insurance coverage, classified as restricted cash on the March 31, 2013 and December 31, 2012 condensed consolidated balance sheets.  This amount will be released upon settlement of the appeal.

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

Factors relating to the Company and its consolidated subsidiaries, as a whole:

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

For additional risk factors, please see Part I, Item 1A, Risk Factors, in the 2012 Form 10-K.  These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

The following discussion and analysis provides information concerning our results of operations and financial condition.  This discussion should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto included elsewhere herein and the 2012 Form 10-K.

Overview

The Company provides security alarm monitoring and related services to residential and business subscribers throughout the United States and parts of Canada.  The Company monitors signals arising from burglaries, fires, medical alerts and other events through security systems at subscribers’ premises, as well as provides customer service and technical support.  Nearly all of its revenues are derived from monthly recurring revenues under security alarm monitoring contracts purchased from independent dealers in its exclusive nationwide network.

Attrition

Account cancellation, otherwise referred to as subscriber attrition, has a direct impact on the number of subscribers that the Company services and on its financial results, including revenues, operating income and cash flow.  A portion of the subscriber base can be expected to cancel its service every year. Subscribers may choose not to renew or terminate their contract for a variety of reasons, including relocation, cost and switching to a competitor’s service.  The largest category of canceled accounts relate to subscriber relocation or the inability to contact the subscriber.  The Company defines its attrition rate as the number of canceled accounts in a given period divided by the weighted average of number of subscribers for that period.  The Company considers an account canceled if payment from the subscriber is deemed uncollectible or if the subscriber cancels for various reasons.  If a subscriber relocates but continues its service, this is not a cancellation.  If the subscriber relocates, discontinues its service and a new subscriber takes over the original subscriber’s service continuing the revenue stream (a “new owner takeover”), this is also not a cancellation.  The Company adjusts the number of canceled accounts by excluding those that are contractually guaranteed by its dealers.  The typical dealer contract provides that if a subscriber cancels in the first year of its contract, the dealer must either replace the canceled account with a new one or refund the purchase price. To help ensure the dealer’s obligation to the Company, the Company typically holds back a portion of the purchase price for every account purchased, ranging from 5-10%.  In some cases, the amount of the purchase holdback may be less than actual attrition experience.

The table below presents subscriber data for the twelve months ended March 31, 2013 and 2012:

	Twelve Months Ended March 31,
	2013	2012

Beginning balance of accounts	706,881	680,120
Accounts purchased (a)	206,665	110,801
Accounts canceled (b)	(92,696)	(78,806)
Canceled accounts guaranteed to be refunded from holdback	(2,515)	(5,234)
Ending balance of accounts	818,335	706,881
Monthly weighted average accounts	759,180	695,150
Attrition rate	(12.2)%	(11.3)%

(a)         During the three months ended March 31, 2013 and 2012, the Company purchased 28,460 and 24,174 subscriber accounts, respectively.  Monthly recurring revenue purchased during the three months ended March 31, 2013 and 2012 was approximately $1,277,000 and $1,000,000, respectively.

(b)         Net of canceled accounts that are contractually guaranteed to be refunded from holdback.

The attrition rate for the twelve months ended March 31, 2013 and 2012 was 12.2% and 11.3%, respectively.  Increased attrition reflects the current age of accounts in the portfolio and an increase in disconnections due to household relocations.

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

Adjusted EBITDA

We evaluate the performance of our operations based on financial measures such as revenue and “Adjusted EBITDA.”  Adjusted EBITDA is defined as net income (loss) before interest expense, interest income, income taxes, depreciation, amortization (including the amortization of subscriber accounts and dealer network), realized and unrealized gain/(loss) on derivative instruments, restructuring charges, stock-based and other non-cash long-term incentive compensation, and other non-cash or nonrecurring charges.   The Company believes that Adjusted EBITDA is an important indicator of the operational strength and performance of its business, including the business’ ability to fund its ongoing acquisition of subscriber accounts, its capital expenditures and to service its debt.  In addition, this measure is used by management to evaluate operating results and perform analytical comparisons and identify strategies to improve performance.   Adjusted EBITDA is also a measure that is customarily used by financial analysts to evaluate the financial performance of companies in the security alarm monitoring industry and is one of the financial measures, subject to certain adjustments, by which the Company’s covenants are calculated under the agreements governing its debt obligations.  Adjusted EBITDA does not represent cash flow from operations as defined by generally accepted accounting principles (“GAAP”), should not be construed as an alternative to net income or loss and is indicative neither of our results of operations nor of cash flows available to fund all of our cash needs.  It is, however, a measurement that the Company believes is useful to investors in analyzing its operating performance.  Accordingly, Adjusted EBITDA should be considered in addition to, but not as a substitute for, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP.  Adjusted EBITDA is a non-GAAP financial measure.  As companies often define non-GAAP financial measures differently, Adjusted EBITDA as calculated by the Company should not be compared to any similarly titled measures reported by other companies.

Results of Operations

The following table sets forth selected data from the accompanying condensed consolidated statements of operations and comprehensive income (loss) for the periods indicated (dollar amounts in thousands).

	Three months ended
	March 31,
	2013	2012

Net revenue	$100,158	81,881
Cost of services	15,202	11,059
Selling, general, and administrative	15,903	14,351
Amortization of subscriber accounts and dealer network	44,315	38,081
Interest expense	21,127	11,622
Realized and unrealized loss on derivative financial instruments	—	2,044
Income tax expense	774	667
Net income (loss)	1,349	(3,772)

Adjusted EBITDA (a)	$69,414	56,484
Adjusted EBITDA as a percentage of Revenue	69.3%	69.0%

(a)    See reconciliation to net income (loss) below.

Net revenue.  Net revenue increased $18,277,000, or 22.3%, for the three months ended March 31, 2013 as compared to the corresponding prior year period.  The increase in net revenue is attributable to a 15.8% increase in the number of subscriber accounts from 706,881 as of March 31, 2012 to 818,335 as of March 31, 2013.  The growth in subscriber accounts reflects the effects of the purchase of approximately 93,000 accounts in a bulk buy on October 25, 2012 and purchases through the Company’s authorized dealer program subsequent to March 31, 2012.  In addition, average monthly revenue per subscriber increased from $37.74 as of March 31, 2012 to $39.74 as of March 31, 2013.

Cost of services.  Cost of services increased $4,143,000, or 37.5%, for the three months ended March 31, 2013 as compared to the corresponding prior year period.  The increase is primarily attributable to an increased number of accounts monitored across the cellular network and having interactive and home automation services, which result in higher operating and service costs.  Cost of services as a percent of net revenue increased from 13.5% for the three months ended March 31, 2012 to 15.2% for the three months ended March 31, 2013.

Selling, general and administrative.  Selling, general and administrative costs (“SG&A”) increased $1,552,000, or 10.8%, for the three months ended March 31, 2013 as compared to the corresponding prior year period.  The increase is primarily attributable to increased payroll expenses of approximately $955,000 as compared to the corresponding prior year period.  SG&A as a percent of net revenue decreased from 17.5% for the three months ended March 31, 2012 to 15.9% for the three months ended March 31, 2013.

Amortization of subscriber accounts and dealer network.  Amortization of subscriber accounts and dealer network increased $6,234,000 for the three months ended March 31, 2013 as compared to the corresponding prior year period.  The increase is primarily attributable to amortization of subscriber accounts purchased subsequent to March 31, 2012.

Interest Expense.  Interest expense increased $9,505,000 for the three months ended March 31, 2013 as compared to the corresponding prior year period.  The increase in interest expense is primarily due to the presentation of interest cost related to the Company’s current derivative instruments. Interest cost related to the Company’s current derivative instruments is presented in Interest expense on the statement of operations as the related derivative instrument is an effective cash flow hedge of the Company’s interest rate risk for which hedge accounting is applied.  As the Company did not apply hedge accounting on its prior derivative instruments, the related interest costs incurred prior to March 23, 2012 are presented in Realized and unrealized loss on derivative financial instruments in the condensed consolidated statements of operations and comprehensive income (loss).  In addition, the increase in interest expense is due to the increase in debt and the increase in interest rates associated with the Senior Notes and Credit Facility as compared to the Company’s prior debt obligations.  These increases were offset by a decrease in amortization of debt discount, as the debt discount related to the securitized debt structure outstanding, prior to the March 23, 2012 refinancing, significantly exceeded the amortization of the debt discount on the Credit Facility.  Amortization of debt discount for the three months ended March 31, 2013 and 2012 was $192,000 and $3,915,000, respectively.

Realized and unrealized loss on derivative financial instruments.  There was no realized and unrealized gain or loss on derivative financial instruments for the three months ended March 31, 2013, as hedge accounting was applied on the Company’s outstanding derivative instruments. Realized and unrealized loss on derivative financial instruments for the three months ended March 31, 2012 was $2,044,000, which includes settlement payments of $8,837,000 partially offset by a $6,793,000 unrealized gain related to the change in the fair value of the derivative financial instruments that were terminated on March 23, 2012.

Income tax expense.  The Company had pre-tax income of $2,123,000 and income tax expense of $774,000 for the three months ended March 31, 2013.  The Company had a pre-tax loss of $3,105,000 and income tax expense of $667,000 for the three months ended March 31, 2012.  Income tax expense for all periods presented primarily relates to Texas state margin tax incurred on the Company’s operations.

Adjusted EBITDA. The following table provides a reconciliation of total Adjusted EBITDA to net income (loss):

	Three months ended
	March 31,
	2013	2012
	(Amounts in thousands)

Total Adjusted EBITDA	$69,414	56,484
Amortization of subscriber accounts and dealer network	(44,315)	(38,081)
Depreciation	(1,488)	(1,302)
Stock-based and long-term incentive compensation	(361)	(299)
Realized and unrealized loss on derivative instruments	—	(2,044)
Refinancing costs	—	(6,241)
Interest expense	(21,127)	(11,622)
Income tax expense	(774)	(667)

Net income (loss)	$1,349	(3,772)

Adjusted EBITDA increased $12,930,000, or 22.9%, for the three months ended March 31, 2013 as compared to the respective prior year period.  The increase in Adjusted EBITDA was primarily due to revenue growth.

Liquidity and Capital Resources

At March 31, 2013, we had $21,041,000 of cash and cash equivalents and $2,640,000 of current restricted cash on a consolidated basis.  Our primary sources of funds are our cash flows from operating activities which are generated from alarm monitoring and related service revenues.  On March 27, 2013, the Company borrowed $20,700,000 on the Credit Facility revolver to fund its April 1, 2013 interest payment due under the Senior Notes of approximately $18,700,000 and other business activities.  During the three months ended March 31, 2013 and 2012, our cash flow from operating activities was $59,700,000 and $41,582,000, respectively.  The primary driver of our cash flow from operating activities is Adjusted EBITDA.  Fluctuations in our Adjusted EBITDA and the components of that measure are discussed in “Results of Operations” above.  In addition, our cash flow from operating activities may be significantly impacted by changes in working capital.

During the three months ended March 31, 2013 and 2012, the Company used cash of $46,043,000 and $37,380,000, respectively, to fund purchases of subscriber accounts net of holdback and guarantee obligations.  In addition, during the three months ended March 31, 2013 and 2012, the Company used cash of $1,265,000 and $807,000, respectively, to fund our capital expenditures.

In considering our liquidity requirements for 2013, we evaluated our known future commitments and obligations.  We will require the availability of funds to finance our strategy, which is to grow through subscriber account purchases.  In addition, we considered the borrowing capacity of our Credit Facility revolver, under which we could borrow an additional $128,500,000 as of March 31, 2013.  Based on this analysis, we expect that cash on hand, cash flow generated from operations and available borrowings under the Credit Facility will provide sufficient liquidity to fund our anticipated current requirements.

The existing long-term debt at March 31, 2013 includes the principal balance of $1,120,275,000 under our Senior Notes, Credit Facility, and Credit Facility revolver.  The Senior Notes have an outstanding principal balance of $410,000,000 as of March 31, 2013 and mature on April 1, 2020.  The Credit Facility term loan has an outstanding principal balance of $688,775,000 as of March 31, 2013 and requires principal payments of approximately $1,726,000 per quarter with the remaining outstanding balance becoming due on March 23, 2018.  The Credit Facility revolver has an outstanding balance of $21,500,000 as of March 31, 2013 and becomes due on December 22, 2017.

We may seek capital contributions from Ascent Capital or debt financing in the event of any new investment opportunities, additional capital expenditures or if our operations require additional funds, but there can be no assurance that we will be able to obtain capital contributions from Ascent Capital or debt financing on terms that would be acceptable to us.  Our ability to seek additional sources of funding depends on our future financial position and results of operations, which are subject to general conditions in or affecting our industry and our customers and to general economic, political, financial, competitive, legislative and regulatory factors beyond our control.

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

Year of Maturity	Fixed Rate Derivative Instruments (a)	Variable Rate Debt	Fixed Rate Debt	Total
	Amounts in thousands

2013	$—	5,179	—	5,179
2014	—	6,905	—	6,905
2015	—	6,905	—	6,905
2016	—	6,905	—	6,905
2017	—	28,405	—	28,405
Thereafter	11,922	655,976	410,000	1,077,898
Total	$11,922	710,275	410,000	1,132,197

(a)          The derivative financial instruments reflected in this column include two interest rate swaps, both with a maturity date of March 23, 2018.  As a result of these interest rate swaps, the interest rate on the borrowings under the Credit Facility term loans have been effectively converted from a variable rate to a weighted average fixed rate of 5.03%.  See notes 4, 5 and 7 to our condensed consolidated financial statements included in this quarterly report for further information.

Item 4.  Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and chief financial officer (the “Executives”), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Executives concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2013 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There has been no change in the Company’s internal controls over financial reporting that occurred during the three months ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, its internal controls over financial reporting.

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 6.  Exhibits

Listed below are the exhibits which are included as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

4.1

Form of Amendment No. 2 to the Credit Agreement, dated March 25, 2013, by and among Monitronics, Bank of America, N.A., individually and as administrative agent, and other financial institutions signatory thereto. *

31.1	Rule 13a-14(a)/15d-14(a) Certification. *
31.2	Rule 13a-14(a)/15d-14(a) Certification. *
32	Section 1350 Certification. *
101.INS	XBRL Instance Document. **
101.SCH	XBRL Taxonomy Extension Schema Document. **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. **
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document. **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. **

*                 Filed herewith.

**          Filed or furnished, as the case may be, herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONITRONICS INTERNATIONAL, INC.

Date: May 14, 2013	By:	/s/ Michael R. Haislip
Michael R. Haislip
President and Chief Executive Officer

Date: May 14, 2013	By:	/s/ Michael R. Meyers
Michael R. Meyers
Chief Financial Officer, Vice President and Assistant Secretary
(Principal Accounting Officer)

EXHIBIT INDEX

Listed below are the exhibits which are included as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

4.1

Form of Amendment No. 2 to the Credit Agreement, dated March 25, 2013, by and among Monitronics, Bank of America, N.A., individually and as administrative agent, and other financial institutions signatory thereto. *

31.1	Rule 13a-14(a)/15d-14(a) Certification. *
31.2	Rule 13a-14(a)/15d-14(a) Certification. *
32	Section 1350 Certification. *
101.INS	XBRL Instance Document. **
101.SCH	XBRL Taxonomy Extension Schema Document. **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. **
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document. **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. **

*                 Filed herewith.

**          Filed or furnished, as the case may be, herewith.