Form 10-Q
period 2013-06-30
MONITRONICS INTERNATIONAL INC
filed 2013-08-14
CIK 1265107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 14, 2013 Monitronics International, Inc. is a wholly owned subsidiary of Ascent Capital Group, Inc.

Item 1.  Financial Statements.

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

Amounts in thousands, except share amounts

(unaudited)

	June 30,	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$1,537	$3,433
Restricted cash	2,640	2,640
Trade receivables, net of allowance for doubtful accounts of $1,575 in 2013 and $1,436 in 2012	12,114	10,891
Deferred income tax assets, net	5,100	5,100
Prepaid and other current assets	11,256	13,597
Total current assets	32,647	35,661

Property and equipment, net of accumulated depreciation of $13,398 in 2013 and $10,189 in 2012	21,327	20,559
Subscriber accounts, net of accumulated amortization of $393,760 in 2013 and $308,487 in 2012	1,020,664	987,975
Dealer network, net of accumulated amortization of $25,620 in 2013 and $20,580 in 2012	24,813	29,853
Goodwill	349,227	349,227
Other assets, net	24,844	22,156
Total assets	$1,473,522	$1,445,431

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,393	$3,655
Accrued payroll and related liabilities	3,038	3,179
Other accrued liabilities	23,844	23,481
Deferred revenue	9,704	10,327
Purchase holdbacks	15,725	10,818
Current portion of long-term debt	6,905	6,950
Total current liabilities	64,609	58,410

Non-current liabilities:
Long-term debt	1,119,201	1,101,433
Derivative financial instruments	2,663	12,359
Deferred income tax liability, net	9,067	8,849
Other liabilities	3,995	3,961
Total liabilities	1,199,535	1,185,012

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value.1 share authorized, issued and outstanding at June 30, 2013 and December 31, 2012, respectively	—	—
Additional paid-in capital	298,629	298,932
Accumulated deficit	(24,329)	(26,270)
Accumulated other comprehensive loss	(313)	(12,243)
Total stockholders’ equity	273,987	260,419
Total liabilities and stockholders’ equity	$1,473,522	$1,445,431

See accompanying notes to condensed consolidated financial statements.

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

Amounts in thousands, except share amounts

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012

Net revenue	$102,273	83,315	$202,431	165,196

Operating expenses:
Cost of services	15,594	11,391	30,796	22,450
Selling, general, and administrative, including stock-based and long-term incentive compensation	18,113	14,653	34,016	29,004
Amortization of subscriber accounts and dealer network	45,998	39,349	90,313	77,430
Depreciation	1,721	1,320	3,209	2,622
Gain on sale of operating assets	(2)	—	(2)	—
	81,424	66,713	158,332	131,506

Operating income	20,849	16,602	44,099	33,690

Other expense:
Interest expense	19,466	19,347	40,593	30,969
Realized and unrealized loss on derivative financial instruments, net	—	—	—	2,044
Refinancing expense	—	4	—	6,245
Other expense	—	333	—	619
	19,466	19,684	40,593	39,877

Income (loss) before income taxes	1,383	(3,082)	3,506	(6,187)
Income tax expense	791	671	1,565	1,338
Net income (loss)	592	(3,753)	1,941	(7,525)

Other comprehensive income (loss):
Unrealized gain (loss) on derivative contracts	11,671	(8,835)	11,930	(11,240)
Total Other comprehensive income (loss)	11,671	(8,835)	11,930	(11,240)

Comprehensive income (loss)	$12,263	(12,588)	$13,871	(18,765)

See accompanying notes to condensed consolidated financial statements.

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

Amounts in thousands

(unaudited)

	Six months ended
	June 30,
	2013	2012

Cash flows from operating activities:
Net income (loss)	$1,941	(7,525)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of subscriber accounts and dealer network	90,313	77,430
Depreciation	3,209	2,622
Stock based compensation	763	580
Deferred income tax expense	204	213
Unrealized gain on derivative financial instruments	—	(6,793)
Refinancing expense	—	6,245
Long-term debt amortization	387	4,101
Other non-cash activity, net	4,710	3,689
Changes in assets and liabilities:
Trade receivables	(4,126)	(2,165)
Prepaid expenses and other assets	1,928	(216)
Payables and other liabilities	1,385	6,729

Net cash provided by operating activities	100,714	84,910

Cash flows from investing activities:
Capital expenditures	(3,978)	(2,479)
Purchases of subscriber accounts	(113,199)	(78,885)
Proceeds from sale of operating assets	2	—
Decrease in restricted cash	—	51,420

Net cash used in investing activities	(117,175)	(29,944)

Cash flows from financing activities:
Proceeds from long-term debt	62,100	967,200
Repayments of long-term debt	(44,764)	(977,375)
Payments of deferred financing costs and refinancing costs	(1,771)	(44,114)
Dividend to Ascent	(1,000)	(1,000)

Net cash provided by (used in) financing activities	14,565	(55,289)

Net decrease in cash and cash equivalents	(1,896)	(323)

Cash and cash equivalents at beginning of period	3,433	2,110

Cash and cash equivalents at end of period	$1,537	1,787

Supplemental cash flow information:
State taxes paid	$2,350	2,108
Interest paid	38,648	15,332

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

The unaudited interim financial information of the Company has been prepared in accordance with Article 10 of the Securities and Exchange Commission’s (the “SEC”) Regulation S-X. Accordingly, it does not include all of the information required by generally accepted accounting principles in the United States (“U.S. GAAP”) for complete financial statements.  The Company’s unaudited condensed consolidated financial statements as of June 30, 2013, and for the three and six months ended June 30, 2013 and 2012, include Monitronics and all of its direct and indirect subsidiaries.  The accompanying interim condensed consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year.  These condensed consolidated financial statements should be read in conjunction with the Monitronics Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 1, 2013 (the “2012 Form 10-K”).

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

(2)                                 Recent Accounting Pronouncements

There were no new accounting pronouncements issued during the six months ended June 30, 2013 that are expected to have a material impact on the Company.

(3)          Other Accrued Liabilities

Other accrued liabilities consisted of the following (amounts in thousands):

	June 30, 2013	December 31, 2012

Interest payable	$9,733	$9,624
Income taxes payable	1,255	2,286
Legal accrual	9,831	9,324
Other	3,025	2,247
Total Other accrued liabilities	$23,844	$23,481

(4)          Long-Term Debt

Long-term debt consisted of the following (amounts in thousands):

	June 30, 2013	December 31, 2012

9.125% Senior Notes due April 1, 2020	$410,000	$410,000
Term loans, matures March 23, 2018, LIBOR plus 3.25%, subject to a LIBOR floor of 1.00% (a)	682,506	685,583
$ 150 million revolving credit facility, matures December 22, 2017, LIBOR plus 3.75%, subject to a LIBOR floor of 1.00% (b)	33,600	12,800
	1,126,106	1,108,383
Less current portion of long-term debt	(6,905)	(6,950)
Long-term debt	$1,119,201	$1,101,433

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

The Credit Facility term loans bear interest at LIBOR plus 3.25%, subject to a LIBOR floor of 1.00%, and mature on March 23, 2018.  Principal payments of approximately $1,726,000 and interest on the term loans are due quarterly.  The Credit Facility revolver bears interest at LIBOR plus 3.75%, subject to a LIBOR floor of 1.00%, and matures on December 22, 2017.  There is an annual commitment fee of 0.50% on unused portions of the Credit Facility revolver.  As of June 30, 2013, $116,400,000 is available for borrowing under the revolving credit facility.

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

The Company recorded deferred financing costs of $24,236,000 related to the Senior Notes and Credit Facility, which are included in Other assets, net on the accompanying condensed consolidated balance sheet as of June 30, 2013, and will be amortized over the term of the respective debt instruments using the effective-interest method.

As a result of the Refinancing, the Company accelerated amortization of the securitization debt premium and certain deferred financing costs related to the former senior secured credit facility, and expensed certain other refinancing costs.  The components of the Refinancing expense, reflected in the condensed consolidated statement of operations and comprehensive income (loss) as a component of Other income (expense) for the six months ended June 30, 2012, are as follows (amounts in thousands):

For the six months ended
June 30, 2012

Accelerated amortization of deferred financing costs	$389
Accelerated amortization of securitization debt discount	6,679
Other refinancing costs	7,628
Gain on early termination of derivative instruments	(8,451)
Total refinancing expense	$6,245

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

The terms of the Senior Notes and Credit Facility provide for certain financial and nonfinancial covenants.  As of June 30, 2013, the Company was in compliance with all required covenants.

Principal payments scheduled to be made on the Company’s debt obligations are as follows (amounts in thousands):

Remainder of 2013	$3,452
2014	6,905
2015	6,905
2016	6,905
2017	40,505
2018	655,976
Thereafter	410,000
Total principal payments	1,130,648
Less: Discount	4,542
Total debt on condensed consolidated balance sheet	$1,126,106

(5)          Derivatives

The Company utilizes interest rate swap agreements to reduce the interest rate risk inherent in the Company’s variable rate Credit Facility term loans.  The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatility. The Company incorporates credit valuation adjustments to appropriately reflect the respective counterparty’s nonperformance risk in the fair value measurements.  See note 7, Fair Value Measurements, for additional information about the credit valuation adjustments.

On March 25, 2013, the Company negotiated amendments to the terms of its existing interest rate swap agreements to coincide with the repricing of the Credit Facility.  The Swaps, as amended, are held with the same counterparties as the existing interest rate swap agreements.  See the amended Swaps’ outstanding notional balance as of June 30, 2013 and terms below:

Notional	Effective Date	Fixed Rate Paid	Variable Rate Received

$543,125,000	March 28, 2013	1.884%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor
143,912,500	March 28, 2013	1.384%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor

Upon entering into swap amendments on March 25, 2013, the Company simultaneously dedesignated its existing interest rate swap agreements and redesignated the Swaps as cash flow hedges for the underlying change in the swap terms.  The amounts previously recognized in Accumulated other comprehensive loss relating to the dedesignation will be recognized in Interest expense over the remaining life of the Swaps.  The amended Swaps are designated and qualify as cash flow hedging instruments, with the effective portion of the Swaps change in fair value recorded in Accumulated other comprehensive loss.  Any ineffective portions of the Swaps change in fair value are recognized in current earnings in Interest expense.  Changes in the fair value of the Swaps recognized in Accumulated other comprehensive loss are reclassified to Interest expense when the hedged interest payments on the underlying debt are recognized.  Amounts in Accumulated other comprehensive loss expected to be recognized in Interest expense in the coming 12 months total approximately $4,872,000.

The impact of the derivatives designated as cash flow hedges on the condensed consolidated financial statements is depicted below (amounts in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012

Effective portion of gain (loss) recognized in Accumulated other comprehensive loss	$10,473	(9,954)	$9,564	(12,457)

Effective portion of loss reclassified from Accumulated other comprehensive loss into Net income (a)	$(1,198)	(1,119)	$(2,366)	(1,217)

Ineffective portion of amount of gain (loss) recognized into Net income on interest rate swaps (a)	$61	—	$80	—

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

(6)                                 Accumulated Other Comprehensive Income (Loss)

The following table provides a summary of the changes in Accumulated other comprehensive income (loss) for the period presented (amounts in thousands):

Accumulated other comprehensive income (loss)

As of December 31, 2012	(12,243)
Unrealized gain on derivatives recognized through Accumulated other comprehensive income (loss)	9,564
Reclassifications of unrealized loss on derivatives into net income (a)	2,366
As of June 30, 2013	(313)

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

The following summarizes the fair value level of assets and liabilities that are measured on a recurring basis at June 30, 2013 and December 31, 2012 (amounts in thousands):

	Level 1	Level 2	Level 3	Total

June 30, 2013
Derivative financial instruments - assets (a)	$—	2,587	—	2,587
Derivative financial instruments - liabilities	—	(2,663)	—	(2,663)
Total	$—	(76)	—	(76)

December 31, 2012
Derivative financial instruments - assets (a)	$—	116	—	116
Derivative financial instruments - liabilities	—	(12,359)	—	(12,359)
Total	$—	(12,243)	—	(12,243)

(a)         Included in Other assets, net on the condensed consolidated balance sheets

The Company has determined that the majority of the inputs used to value the Swaps fall within Level 2 of the fair value hierarchy.  The credit valuation adjustments associated with the derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by their counterparties.  As the counterparties have publicly available credit information, the credit spreads over LIBOR used in the calculations represent implied credit default swap spreads obtained from a third-party credit data provider.  However, as of June 30, 2013, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Swaps.  As a result, the Company has determined that its derivative valuations are classified in Level 2 of the fair value hierarchy.

The following table presents the activity in the Level 3 balances (amounts in thousands):

	Six months ended June 30,
	2013	2012

Beginning balance	$—	(16,959)
Unrealized gain recognized	—	16,959
Ending balance	$—	—

Carrying values and fair values of financial instruments that are not carried at fair value are as follows (amounts in thousands):

	June 30, 2013	December 31, 2012

Long term debt, including current portion:
Carrying value	$1,126,106	$1,108,383
Fair value (a)	1,144,140	1,130,978

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

(8)                                 Commitments, Contingencies and Other Liabilities

The Company is involved in litigation and similar claims incidental to the conduct of its business, including from time to time, contractual disputes, claims related to alleged security system failures and claims related to alleged violations of the U.S. Telephone Consumer Protection Act. Matters that are probable of unfavorable outcome to the Company and which can be reasonably estimated are accrued. Such accruals are based on information known about the matters, management’s estimate of the outcomes of such matters and experience in contesting, litigating and settling similar matters.  In management’s opinion, none of the pending actions is likely to have a material adverse impact on the Company’s financial position or results of operations.

Based on events occurring in the State of Georgia in 2006, a monitoring service subscriber filed suit against the Company and Tel-Star Alarms, Inc., a Monitronics authorized dealer, alleging negligence.  On November 16, 2011, a Georgia trial court awarded the plaintiff $8,600,000, of which $6,000,000 is expected to be covered by the Company’s general liability insurance policies.  In July 2013, the trial court’s ruling was affirmed by the Georgia Court of Appeals.  The Company intends to seek review of the Court of Appeals’ ruling in Georgia’s Supreme Court.  As of June 30, 2013, the Company has recorded legal reserves of approximately $9,517,000 and an insurance receivable of approximately $6,877,000, related to this matter.  In the fourth quarter of 2012, the Company funded approximately $2,640,000 into an escrow account for the excess liability above the insurance coverage, classified as restricted cash on the June 30, 2013 and December 31, 2012 condensed consolidated balance sheets.  This amount will be released upon settlement of the appeal.

(9)                                 Subsequent Events

On July 10, 2013, the Company entered into a securities purchase agreement with certain funds affiliated with Oak Hill Capital Partners, certain other holders and for the limited purposes set forth therein, Ascent Capital (the “Agreement”), pursuant to which the Company will directly and indirectly acquire all of the equity interests of Security Networks, LLC (“Security Networks”) and certain affiliated entities (the “Security Networks Acquisition”). The estimated purchase price (the “Security Networks Purchase Price”) will consist of $487,500,000 in cash plus 253,333 shares of Ascent Capital’s Series A common stock with an agreed value of $20,000,000 (the “Ascent Shares”) based on Security Networks delivering recurring monthly revenue (as defined in the Agreement) (“Acquisition RMR”) of approximately $8,800,000 (including approximately $100,000 of wholesale monitoring revenue) as of the date of closing (the “Security Networks Closing Date”). In addition to other customary post-closing adjustments, the Security Networks Purchase Price will be adjusted based on the actual amount of Security Networks’ Acquisition RMR delivered as of the Security Networks Closing Date.  The cash portion of the

Security Networks Purchase Price will be funded by cash contributions from Ascent Capital and incremental borrowings.  The incremental borrowings will consist of a $100,000,000 intercompany loan from Ascent Capital (the “Ascent Intercompany Loan”), $175,000,000 of 9.125% senior notes due 2020 issued by Monitronics Escrow Corporation (the “New Senior Notes”) and an expected incremental term loan of $225,000,000 to be provided under the Company’s Credit Facility (the “Incremental Term Loan”).  As of June 30, 2013, the Company has incurred $1,438,000 of legal and professional services expense related to the Security Networks Acquisition, which are included in Selling, general, and administrative expense in the unaudited condensed consolidated statements of operations and comprehensive income (loss).

Ascent Capital will fund the Ascent Intercompany Loan with proceeds from a $103,500,000 convertible senior notes offering (the “Convertible Notes”).  The Convertible Notes offering was completed on July 17, 2013 with the notes maturing on July 15, 2020 and bearing interest at 4.00% per annum from July 17, 2013.  Interest will be payable semi-annually on January 15 and July 15 of each year.  Holders of the Convertible Notes (“Noteholders”) shall have the right, at their option, to convert all or any portion of such Convertible Note, subject to the satisfaction of certain conditions, at an initial conversion rate of 9.7272 shares of Ascent Capital Series A common stock (the “Common Stock”) per $1,000 principal amount of Convertible Notes (subject to adjustment in certain situations), which represents an initial conversion price of approximately $102.804. Ascent Capital is entitled to settle any such conversion by delivery of cash, shares of Common Stock or any combination thereof at Ascent Capital’s election. In addition, Noteholders will have the right to submit Convertible Notes for conversion, subject to the satisfaction of certain conditions, in the event of certain corporate transactions.

We expect that the Ascent Intercompany Loan will be entered into upon the closing of the Security Networks Acquisition.  The Ascent Intercompany Loan is expected to have an interest rate equal to 9.868% and to mature on October 1, 2020.

The New Senior Notes offering was completed on July 17, 2013 by Monitronics Escrow Corporation (the “Escrow Issuer”), a wholly-owned subsidiary of Ascent Capital.  The proceeds from this offering have been placed in escrow and will be released upon the closing of the Security Networks Acquisition.  In connection with the completion of the Security Networks Acquisition, the Escrow Issuer will be merged into the Company and the Company will assume the New Senior Notes.  The New Senior Notes will mature on April 1, 2020 and bear interest at 9.125% per annum, with interest being payable semi-annually on April 1 and October 1 of each year.  Following the completion of the Security Networks Acquisition, the New Senior Notes will be guaranteed by all of the Company’s subsidiaries, including Security Networks and its subsidiaries.  Ascent Capital will not be a guarantor of the New Senior Notes.

We expect that the Incremental Term Loan will be entered into upon the closing of the Security Networks Acquisition.  We expect that the Incremental Term Loan will mature on March 23, 2018 and will bear interest based on LIBOR plus an applicable margin to be agreed, subject to LIBOR floor to be agreed.  Quarterly required principal payments are expected to be approximately 0.25% of the principal balance.

The Agreement contains certain termination rights in the event that the Security Networks Acquisition is not consummated by September 30, 2013 (subject to extension in certain circumstances), including if the failure to complete the Security Networks Acquisition by such date is attributable to certain breaches by Ascent Capital or the Company, the Company may be required to pay the sellers a $45,000,000 termination fee.  The Company currently expects to close the Security Networks Acquisition in mid-August 2013.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, marketing and operating strategies, the pending Security Networks Acquisition, the anticipated amendment of the Company’s Credit Facility in connection with the Security Networks Acquisition, new service offerings, financial prospects, and anticipated sources and uses of capital. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

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

•                  the availability and terms of capital, including the ability of the Company to obtain additional funds to grow its business and to complete the anticipated financing for the Security Networks Acquisition;

•                  the Company’s high degree of leverage and the restrictive covenants governing its indebtedness;

•                  the outcome of any pending, threatened, or future litigation, including potential liability for failure to respond adequately to alarm activations;

•                  our ability to continue to obtain insurance coverage sufficient to hedge our risk exposures, including as a result of acts of third parties and/or alleged regulatory violations;

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

Factors relating to the Security Networks Acquisition:

•                  the ability to complete the Security Networks Acquisition by September 30, 2013 (subject to extension in certain circumstances), or at all;

•                  the ability to complete the expected incremental term loan; and

•                  the ability to successfully integrate Security Networks into the Monitronics business.

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

Overview

The Company provides security alarm monitoring and related services to residential and business subscribers throughout the United States and parts of Canada.  The Company monitors signals arising from burglaries, fires, medical alerts and other events through security systems at subscribers’ premises, as well as provides customer service and technical support.  Nearly all of its revenues are derived from recurring monthly revenues under security alarm monitoring contracts purchased from independent dealers in its exclusive nationwide network.

Recent Developments

On July 10, 2013, the Company entered into a securities purchase agreement with certain funds affiliated with Oak Hill Capital Partners, certain other holders and for the limited purposes set forth therein, Ascent Capital (the “Agreement”), pursuant to which the Company will directly and indirectly acquire all of the equity interests of Security Networks, LLC (“Security Networks”) and certain affiliated entities (the “Security Networks Acquisition”). The estimated purchase price (the “Security Networks Purchase Price”) will consist of $487,500,000 in cash plus 253,333 shares of Ascent Capital’s Series A common stock with an agreed value of $20,000,000 (the “Ascent Shares”) based on Security Networks delivering recurring monthly revenue (as defined in the Agreement) (“Acquisition RMR”) of approximately $8,800,000 (including approximately $100,000 of wholesale monitoring revenue) as of the date of closing (the “Security Networks Closing Date”). In addition to other customary post-closing adjustments, the Security Networks Purchase Price will be adjusted based on the actual amount of Security Networks’ Acquisition RMR delivered as of the Security Networks Closing Date.  The cash portion of the Security Networks Purchase Price will be funded by cash contributions from Ascent Capital and incremental borrowings.  The incremental borrowings will consist of a $100,000,000 intercompany loan from Ascent Capital (the “Ascent Intercompany Loan”), $175,000,000 of 9.125% senior notes due 2020 issued by Monitronics Escrow Corporation (the “New Senior Notes”) and an expected incremental term loan of $225,000,000 to be provided under the Company’s Credit Facility (the “Incremental Term Loan”).  As of June 30, 2013, the Company has incurred $1,438,000 of legal and professional services expense related to the Security Networks Acquisition, which are included in Selling, general, and administrative expense in the unaudited condensed consolidated statements of operations and comprehensive income (loss).

The Agreement contains certain termination rights in the event that the Security Networks Acquisition is not consummated by September 30, 2013 (subject to extension in certain circumstances), including if the failure to complete the Security Networks Acquisition by such date is attributable to certain breaches by Ascent Capital or the Company, the Company may be required to pay the sellers a $45,000,000 termination fee.  The Company currently expects to close the Security Networks Acquisition in mid-August 2013.

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

The table below presents subscriber data for the twelve months ended June 30, 2013 and 2012:

	Twelve Months Ended June 30,
	2013	2012

Beginning balance of accounts	711,832	688,119
Accounts purchased (a)	228,040	108,600
Accounts canceled (b)	(98,107)	(81,747)
Canceled accounts guaranteed to be refunded from holdback	(3,042)	(3,140)
Ending balance of accounts	838,723	711,832
Monthly weighted average accounts	787,735	701,515
Attrition rate	(12.5)%	(11.7)%

(a)         During the three months ended June 30, 2013 and 2012, the Company purchased 47,733 and 26,358 subscriber accounts, respectively.  During the six months ended June 30, 2013 and 2012, the Company purchased 76,193 and 50,532 subscriber accounts, respectively.  The account purchases for the three and six months ended June 30, 2013 reflect bulk buys of approximately 18,200 accounts purchased in the second quarter of 2013.

(b)         Net of canceled accounts that are contractually guaranteed to be refunded from holdback.

The attrition rate for the twelve months ended June 30, 2013 and 2012 was 12.5% and 11.7%, respectively.  Increased attrition reflects the current age of accounts in the portfolio and an increase in disconnections due to household relocations.

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

Adjusted EBITDA

We evaluate the performance of our operations based on financial measures such as revenue and “Adjusted EBITDA.”  Adjusted EBITDA is defined as net income (loss) before interest expense, interest income, income taxes, depreciation, amortization (including the amortization of subscriber accounts and dealer network), realized and unrealized gain/(loss) on derivative instruments, restructuring charges, stock-based and other non-cash long-term incentive compensation, and other non-cash or nonrecurring charges.   The Company believes that Adjusted EBITDA is an important indicator of the operational strength and performance of its business, including the business’ ability to fund its ongoing acquisition of subscriber accounts, its capital expenditures and to service its debt.  In addition, this measure is used by management to evaluate operating results and perform analytical comparisons and identify strategies to improve performance.   Adjusted EBITDA is also a measure that is customarily used by financial analysts to evaluate the financial performance of companies in the security alarm monitoring industry and is one of the financial measures, subject to certain adjustments, by which the Company’s covenants are calculated under the agreements governing our debt obligations.  Adjusted EBITDA does not represent cash flow from operations as defined by generally accepted accounting principles (“GAAP”), should not be construed as an alternative to net income or loss and is indicative neither of our results of operations nor of cash flows available to fund all of our cash needs.  It is, however, a measurement that the Company believes is useful to investors in analyzing its operating performance.  Accordingly, Adjusted EBITDA should be considered in addition to, but not as a substitute for, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP.  Adjusted EBITDA is a non-GAAP financial measure.  As companies often define non-GAAP financial measures differently, Adjusted EBITDA as calculated by the Company should not be compared to any similarly titled measures reported by other companies.

Results of Operations

The following table sets forth selected data from the accompanying condensed consolidated statements of operations and comprehensive income (loss) for the periods indicated (dollar amounts in thousands).

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012

Net revenue	$102,273	83,315	$202,431	165,196
Cost of services	15,594	11,391	30,796	22,450
Selling, general, and administrative	18,113	14,653	34,016	29,004
Amortization of subscriber accounts and dealer network	45,998	39,349	90,313	77,430
Interest expense	19,466	19,347	40,593	30,969
Realized and unrealized loss on derivative financial instruments	—	—	—	2,044
Income tax expense from continuing operations	791	671	1,565	1,338
Net income (loss)	592	(3,753)	1,941	(7,525)

Adjusted EBITDA (a)	$70,408	57,218	$139,822	113,703
Adjusted EBITDA as a percentage of Revenue	68.8%	68.7%	69.1%	68.8%

(a)         See reconciliation to net income (loss) below.

Net revenue.  Net revenue increased $18,958,000, or 22.8%, and $37,235,000, or 22.5%, for the three and six months ended June 30, 2013, respectively, as compared to the corresponding prior year periods.  The increase in net revenue is attributable to the growth in the number of subscriber accounts and the related increase in recurring monthly revenue (“RMR”).  The growth in subscriber accounts reflects the effects of purchases of approximately 110,000 accounts through the Company’s authorized dealer program subsequent to June 30, 2012, the purchase of approximately 93,000 accounts in a bulk buy in October 2012 and other bulk buys of which approximately 18,200 accounts were purchased in the second quarter of 2013.

RMR increased from approximately $27,030,000 as of June 30, 2012 to approximately $33,533,000 as of June 30, 2013.  RMR purchased during the three months ended June 30, 2013 and 2012 was approximately $2,090,000 and $1,165,000, respectively.  RMR purchased during the six months ended June 30, 2013 and 2012 was approximately $3,367,000 and $2,214,000, respectively.  In addition, average monthly revenue per subscriber increased from $37.97 as of June 30, 2012 to $39.98 as of June 30, 2013.

Cost of services.  Cost of services increased $4,203,000, or 36.9%, and $8,346,000, or 37.2%, for the three and six months ended June 30, 2013, respectively, as compared to the corresponding prior year periods.  The increase is primarily attributable to an increased number of accounts monitored across the cellular network and having interactive and home automation services, which result in higher operating and service costs.  Cost of services as a percent of net revenue increased from 13.7% and 13.6% for the three and six months ended June 30, 2012, respectively, to 15.2% for both the three and six months ended June 30, 2013.

Selling, general and administrative.  Selling, general and administrative costs (“SG&A”) increased $3,460,000, or 23.6%, and $5,012,000, or 17.3% for the three and six months ended June 30, 2013, respectively, as compared to the corresponding prior year periods.  The increase is primarily attributable to increased payroll expenses of approximately $616,000 and $1,571,000 for the three and six months ended June 30, 2013, respectively, as compared to the corresponding prior year periods and increases in professional services expenses primarily related to $1,438,000 of Security Networks Acquisition transaction costs incurred in the three and six months ended June 30, 2013.  SG&A as a percent of net revenue increased from 17.6% for the three months ended June 30, 2012 to 17.7% for the three months ended June 30, 2013.  SG&A as a percent of revenue decreased from 17.6% for the six months ended June 30, 2012 to 16.8% for the six months ended June 30, 2013.

Amortization of subscriber accounts and dealer network.  Amortization of subscriber accounts and dealer network increased $6,649,000 and $12,883,000 for the three and six months ended June 30, 2013 as compared to the corresponding prior year periods.  The increase is primarily attributable to amortization of subscriber accounts purchased subsequent to June 30, 2012.

Interest Expense.  Interest expense increased $119,000 and $9,624,000 for the three and six months ended June 30, 2013 as compared to the corresponding prior year period.  The increase in interest expense for the three months ended June 30, 2013 is primarily attributable to the increase in term loan debt outstanding under the Company’s Credit Facility offset by decreased interest rates on the outstanding term loan debt in conjunction with the March 25, 2013 repricing of the Credit Facility term loan.

The increase in interest expense for the six months ended June 30, 2013 is primarily due to the presentation of interest cost related to the Company’s current derivative instruments. Interest cost related to the Company’s current derivative instruments is presented in Interest expense on the statement of operations as the related derivative instrument is an effective cash flow hedge of the Company’s interest rate risk for which hedge accounting is applied.  As the Company did not apply hedge accounting on its prior derivative instruments, the related interest costs incurred prior to March 23, 2012 are presented in Realized and unrealized loss on derivative financial instruments in the condensed consolidated statements of operations and comprehensive income (loss).  This increase was offset by decreased interest rates on the Credit Facility term loans, as noted above, and a decrease in amortization of debt discount, as the debt discount related to the securitized debt structure outstanding prior to the March 23, 2012 refinancing exceeded the debt discount on the Credit Facility.  Amortization of debt discount for the six months ended June 30, 2013 and 2012 was $387,000 and $4,101,000, respectively.

Realized and unrealized loss on derivative financial instruments.  There was no realized and unrealized gain or loss on derivative financial instruments for the three and six months ended June 30, 2013, as hedge accounting was applied on the Company’s outstanding derivative instruments. Realized and unrealized loss on derivative financial instruments for the six months ended June 30, 2012 was $2,044,000, which includes settlement payments of $8,837,000 partially offset by a $6,793,000 unrealized gain related to the change in the fair value of the derivative financial instruments that were terminated on March 23, 2012.

Income tax expense from continuing operations.  The Company had pre-tax income of $1,383,000 and $3,506,000 for the three and six months ended June 30, 2013, respectively, and income tax expense of $791,000 and $1,565,000 for the three and six months ended June 30, 2013, respectively.  The Company had a pre-tax loss of $3,082,000 and $6,187,000 for the three and six months ended June 30, 2012, respectively, and income tax expense of $671,000 and $1,338,000 for the three and six months ended June 30, 2012, respectively.  Income tax expense for all periods presented primarily relates to Texas state margin tax incurred on the Company’s operations.

Adjusted EBITDA. The following table provides a reconciliation of total Adjusted EBITDA to net income (loss):

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
	(Amounts in thousands)

Total Adjusted EBITDA	$70,408	57,218	$139,822	113,703
Amortization of subscriber accounts and dealer network	(45,998)	(39,349)	(90,313)	(77,430)
Depreciation	(1,721)	(1,320)	(3,209)	(2,622)
Stock-based and long-term incentive compensation	(402)	(280)	(763)	(580)
Acquisition related costs	(1,438)	—	(1,438)	—
Realized and unrealized loss on derivative instruments	—	—	—	(2,044)
Refinancing costs	—	(4)	—	(6,245)
Interest expense	(19,466)	(19,347)	(40,593)	(30,969)
Income tax expense from continuing operations	(791)	(671)	(1,565)	(1,338)

Net income (loss) from continuing operations	$592	(3,753)	$1,941	(7,525)

Adjusted EBITDA increased $13,190,000, or 23.1%, and $26,119,000, or 23.0%, for the three and six months ended June 30, 2013 as compared to the respective prior year period.  The increase in Adjusted EBITDA was primarily due to revenue growth.

Liquidity and Capital Resources

At June 30, 2013, we had $1,537,000 of cash and cash equivalents and $2,640,000 of current restricted cash on a consolidated basis. Our primary source of funds is our cash flows from operating activities which are generated from alarm monitoring and related service revenues.  During the six months ended June 30, 2013 and 2012, our cash flow from operating activities was $100,714,000 and $84,910,000, respectively.  The primary driver of our cash flow from operating activities is Adjusted EBITDA.  Fluctuations in our

Adjusted EBITDA and the components of that measure are discussed in “Results of Operations” above.  In addition, our cash flow from operating activities may be significantly impacted by changes in working capital.

During the six months ended June 30, 2013 and 2012, the Company used cash of $113,199,000 and $78,885,000, respectively, to fund purchases of subscriber accounts net of holdback and guarantee obligations.  In addition, during the six months ended June 30, 2013 and 2012, the Company used cash of $3,978,000 and $2,479,000, respectively, to fund our capital expenditures.

In considering our liquidity requirements for 2013, we evaluated our known future commitments and obligations.  We will require the availability of funds to finance our strategy, which is to grow through subscriber account purchases.  In addition, we considered the borrowing capacity under our Credit Facility revolver, under which we could borrow an additional $116,400,000 as of June 30, 2013.  Based on this analysis, we expect that cash on hand, cash flow generated from operations and available borrowings under our Credit Facility will provide sufficient liquidity to fund our anticipated current requirements.

On March 25, 2013, Monitronics entered into a second amendment to the Credit Facility which repriced the interest rates applicable to the Credit Facility term loans and revolving credit facility. Concurrently with the Repricing, Monitronics extended the maturity of the revolving credit facility by nine months to December 22, 2017.

The existing long-term debt of Monitronics at June 30, 2013 includes the principal balance of $1,130,648,000 under its Senior Notes, Credit Facility, and Credit Facility revolver.  The Senior Notes have an outstanding principal balance of $410,000,000 as of June 30, 2013 and mature on April 1, 2020.  The Credit Facility term loan has an outstanding principal balance of $687,049,000 as of June 30, 2013 and requires principal payments of approximately $1,726,000 per quarter with the remaining outstanding balance becoming due on March 23, 2018.  The Credit Facility revolver has an outstanding balance of $33,600,000 as of June 30, 2013 and becomes due on December 22, 2017.

In considering our liquidity requirements, we also have evaluated our expected commitments and obligations in connection with the Security Networks Acquisition. The cash portion of the Security Networks Purchase Price will be funded by cash contributions from Ascent Capital and new debt, which is to consist of the $100,000,000 Ascent Intercompany Loan, the $175,000,000 New Senior Notes and the expected Incremental Term Loan of $225,000,000 to be provided under the Company’s Credit Facility.

We expect that the Ascent Intercompany Loan will be entered into upon the closing of the Security Networks Acquisition.  The Ascent Intercompany Loan is expected to have an interest rate equal to 9.868% and to mature on October 1, 2020.  The New Senior Notes offering was completed on July 17, 2013 by Monitronics Escrow Corporation (the “Escrow Issuer”), a wholly-owned subsidiary of Ascent Capital.  The proceeds from this offering have been placed in escrow and will be released upon the closing of the Security Networks Acquisition.  In connection with the completion of the Security Networks Acquisition, the Escrow Issuer will be merged into the Company and the Company will assume the New Senior Notes.  The New Senior Notes will mature on April 1, 2020 and bear interest at 9.125% per annum, with interest being payable semi-annually on April 1 and October 1 of each year.  We expect that the Incremental Term Loan will be entered into upon the closing of the Security Networks Acquisition.  We expect that the Incremental Term Loan will mature on March 23, 2018 and will bear interest based on LIBOR plus an applicable margin to be agreed, subject to LIBOR floor to be agreed.

In addition, we have evaluated our borrowing capacity subsequent to the Security Networks Acquisition, upon which we expect to increase the borrowing available under the Company’s Credit Facility revolver by an amount equal to $75,000,000 (except that no amounts are expected to be drawn to finance the Security Networks Acquisition). Based on our analysis, we expect that cash on hand, cash flow generated from operations and available borrowings under the amended revolving credit facility will provide sufficient liquidity to fund our anticipated requirements following the Security Networks Acquisition.

We may seek capital contributions from Ascent Capital or external debt financing in the event of any new investment opportunities, additional capital expenditures or if our operations require additional funds, but there can be no assurance that we will be able to obtain capital contributions from Ascent Capital or debt financing on terms that would be acceptable to us.  Our ability to seek additional sources of funding depends on our future financial position and results of operations, which are subject to general conditions in or affecting our industry and our customers and to general economic, political, financial, competitive, legislative and regulatory factors beyond our control.

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

Year of Maturity	Fixed Rate Derivative Instruments, net (a)	Variable Rate Debt (a)	Fixed Rate Debt	Total
	Amounts in thousands

2013	$—	3,452	—	3,452
2014	—	6,905	—	6,905
2015	—	6,905	—	6,905
2016	—	6,905	—	6,905
2017	—	40,505	—	40,505
Thereafter	76	655,976	410,000	1,066,052
Total	$76	720,648	410,000	1,130,724

(a)          The derivative financial instruments include the net effect of two interest rate swaps, both with a maturity date of March 23, 2018.  As a result of these interest rate swaps, the interest rate on the borrowings under the Credit Facility term loans reflected in the variable rate debt column have been effectively converted from a variable rate to a weighted average fixed rate of 5.03%.  See notes 4, 5 and 7 to our condensed consolidated financial statements included in this quarterly report for further information.

Item 4.  Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and chief financial officer (the “Executives”), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Executives concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2013 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There has been no change in the Company’s internal controls over financial reporting that occurred during the three months ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, its internal controls over financial reporting.

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 6.  Exhibits

Listed below are the exhibits which are included as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

2.1

Securities Purchase Agreement, dated as of July 10, 2013, by and among Monitronics International, Inc., certain funds affiliated with Oak Hill Partners, certain other holders and, for the limited purposes set forth therein, Ascent Capital Group, Inc. (“Ascent”) (incorporated by reference to Exhibit 2.1 to Amendment No. 2 to Ascent’s Current Report on Form 8-K/A, filed with the Securities and Exchange Commission (the “SEC”) on July 12, 2013 (File No. 001-34176)).

4.1

Indenture, dated as of July 17, 2013, by and among Monitronics Escrow Corporation, as issuer, and U.S. Bank, as trustee (incorporated by reference to Exhibit 4.2 to Ascent’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, filed with the SEC on August 9, 2013 (File No. 001-34176)).

31.1	Rule 13a-14(a)/15d-14(a) Certification. *
31.2	Rule 13a-14(a)/15d-14(a) Certification. *
32	Section 1350 Certification. **
101.INS	XBRL Instance Document. **
101.SCH	XBRL Taxonomy Extension Schema Document. **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. **
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document. **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. **

*                 Filed herewith.

**          Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONITRONICS INTERNATIONAL, INC.

Date: August 14, 2013	By:	/s/ Michael R. Haislip
Michael R. Haislip
President and Chief Executive Officer

Date: August 14, 2013	By:	/s/ Michael R. Meyers
Michael R. Meyers
Chief Financial Officer, Vice President and Assistant Secretary
(Principal Accounting Officer)

EXHIBIT INDEX

Listed below are the exhibits which are included as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

2.1

Securities Purchase Agreement, dated as of July 10, 2013, by and among Monitronics International, Inc., certain funds affiliated with Oak Hill Partners, certain other holders and, for the limited purposes set forth therein, Ascent Capital Group, Inc. (“Ascent”) (incorporated by reference to Exhibit 2.1 to Amendment No. 2 to Ascent’s Current Report on Form 8-K/A, filed with the Securities and Exchange Commission (the “SEC”) on July 12, 2013 (File No. 001-34176)).

4.1

Indenture, dated as of July 17, 2013, by and among Monitronics Escrow Corporation, as issuer, and U.S. Bank, as trustee (incorporated by reference to Exhibit 4.2 to Ascent’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, filed with the SEC on August 9, 2013 (File No. 001-34176)).

31.1	Rule 13a-14(a)/15d-14(a) Certification. *
31.2	Rule 13a-14(a)/15d-14(a) Certification. *
32	Section 1350 Certification. **
101.INS	XBRL Instance Document. **
101.SCH	XBRL Taxonomy Extension Schema Document. **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. **
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document. **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. **

*                 Filed herewith.

**          Furnished herewith.