Form 10-Q
period 2013-09-30
MONITRONICS INTERNATIONAL INC
filed 2013-11-14
CIK 1265107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 14, 2013 Monitronics International, Inc. is a wholly owned subsidiary of Ascent Capital Group, Inc.

Item 1.  Financial Statements.

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

Amounts in thousands, except share amounts

(unaudited)

	September 30,	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$29,446	$3,433
Restricted cash	2,680	2,640
Trade receivables, net of allowance for doubtful accounts of $1,913 in 2013 and $1,436 in 2012	13,621	10,891
Deferred income tax assets, net	5,100	5,100
Prepaid and other current assets	13,305	13,597
Total current assets	64,152	35,661

Property and equipment, net of accumulated depreciation of $15,306 in 2013 and $10,189 in 2012	23,146	20,559
Subscriber accounts, net of accumulated amortization of $445,773 in 2013 and $308,487 in 2012	1,338,401	987,975
Dealer network and other intangible assets, net of accumulated amortization of $29,353 in 2013 and $20,580 in 2012	69,580	29,853
Goodwill	522,260	349,227
Other assets, net	29,672	22,156
Total assets	$2,047,211	$1,445,431

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$6,240	$1,523
Accrued payroll and related liabilities	3,876	3,179
Other accrued liabilities	50,326	25,613
Deferred revenue	14,331	10,327
Purchase holdbacks	19,429	10,818
Current portion of long-term debt	9,166	6,950
Total current liabilities	103,368	58,410

Non-current liabilities:
Long-term debt	1,605,760	1,101,433
Long-term purchase holdbacks	6,756	—
Derivative financial instruments	6,491	12,359
Deferred income tax liability, net	9,595	8,849
Other liabilities	16,128	3,961
Total liabilities	1,748,098	1,185,012

Commitments and contingencies

Stockholder’s equity:
Common stock, $.01 par value.1 share authorized, issued and outstanding at September 30, 2013 and December 31, 2012, respectively	—	—
Additional paid-in capital	337,591	298,932
Accumulated deficit	(33,639)	(26,270)
Accumulated other comprehensive loss	(4,839)	(12,243)
Total stockholder’s equity	299,113	260,419
Total liabilities and stockholder’s equity	$2,047,211	$1,445,431

See accompanying notes to condensed consolidated financial statements.

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

Amounts in thousands, except share amounts

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012

Net revenue	$115,844	84,667	$318,275	249,863

Operating expenses:
Cost of services	20,155	12,881	50,951	35,331
Selling, general, and administrative, including stock-based and long-term incentive compensation	19,968	14,755	53,984	43,759
Amortization of subscriber accounts, dealer network and other intangible assets	55,746	40,815	146,059	118,245
Depreciation	1,910	1,368	5,119	3,990
Restructuring charges	402	—	402	—
Gain on sale of operating assets	—	—	(2)	—
	98,181	69,819	256,513	201,325

Operating income	17,663	14,848	61,762	48,538

Other expense:
Interest expense	25,732	19,243	66,325	50,212
Realized and unrealized loss on derivative financial instruments, net	—	—	—	2,044
Refinancing expense	—	—	—	6,245
Other expense	—	—	—	619
	25,732	19,243	66,325	59,120

Loss before income taxes	(8,069)	(4,395)	(4,563)	(10,582)
Income tax expense	1,241	700	2,806	2,038
Net loss	(9,310)	(5,095)	(7,369)	(12,620)

Other comprehensive income (loss):
Unrealized gain (loss) on derivative contracts	(4,526)	(2,539)	7,404	(13,779)
Total other comprehensive income (loss)	(4,526)	(2,539)	7,404	(13,779)

Comprehensive income (loss)	$(13,836)	(7,634)	$35	(26,399)

See accompanying notes to condensed consolidated financial statements.

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

Amounts in thousands

(unaudited)

	Nine months ended
	September 30,
	2013	2012

Cash flows from operating activities:
Net loss	$(7,369)	(12,620)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of subscriber accounts, dealer network and other intangible assets	146,059	118,245
Depreciation	5,119	3,990
Stock based compensation	1,125	969
Deferred income tax expense	731	333
Unrealized gain on derivative financial instruments	—	(6,793)
Refinancing expense	—	6,245
Long-term debt amortization	623	4,285
Other non-cash activity, net	7,725	6,145
Changes in assets and liabilities:
Trade receivables	(6,394)	(4,464)
Prepaid expenses and other assets	1,514	(1,855)
Payables and other liabilities	20,745	17,162

Net cash provided by operating activities	169,878	131,642

Cash flows from investing activities:
Capital expenditures	(6,303)	(3,387)
Purchases of subscriber accounts	(174,527)	(128,407)
Cash paid for acquisition, net of cash acquired	(479,795)	—
Proceeds from sale of operating assets	2	—
Decrease (increase) in restricted cash	(40)	51,420

Net cash used in investing activities	(660,663)	(80,374)

Cash flows from financing activities:
Proceeds from long-term debt	591,375	998,100
Payments of long-term debt	(85,455)	(979,650)
Payments of deferred financing costs and refinancing costs	(8,122)	(44,239)
Contribution from Ascent Capital	20,000	—
Dividend to Ascent Capital	(1,000)	(1,000)

Net cash provided by (used in) financing activities	516,798	(26,789)

Net increase in cash and cash equivalents	26,013	24,479

Cash and cash equivalents at beginning of period	3,433	2,110

Cash and cash equivalents at end of period	$29,446	26,589

Supplemental cash flow information:
State taxes paid	$2,350	2,116
Interest paid	49,323	23,148

See accompanying notes to condensed consolidated financial statements.

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholder’s Equity

Amounts in thousands, except share amounts

(unaudited)

					Accumulated
			Additional		other	Total
	Common Stock		paid-in	Accumulated	comprehensive	stockholder’s
	Shares	Amount	capital	deficit	income (loss)	equity

Balance at December 31, 2012	1	$—	$298,932	$(26,270)	$(12,243)	$260,419
Net loss	—	—	—	(7,369)	—	(7,369)
Other comprehensive income	—	—	—	—	7,404	7,404
Stock-based compensation	—	—	1,125	—	—	1,125
Value of shares withheld for tax liability	—	—	(189)	—	—	(189)
Contributions from Ascent Capital	—	—	38,723	—	—	38,723
Dividend paid to Ascent Capital	—	—	(1,000)	—	—	(1,000)
Balance at September 30, 2013	1	$—	$337,591	$(33,639)	$(4,839)	$299,113

See accompanying notes to condensed consolidated financial statements.

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(1)                                 Basis of Presentation

Monitronics International, Inc. and its subsidiaries (the “Company” or “Monitronics”) are wholly owned subsidiaries of Ascent Capital Group, Inc. (“Ascent Capital”).  On August 16, 2013, the Company acquired all of the equity interests of Security Networks LLC (“Security Networks”) and certain affiliated entities (the “Security Networks Acquisition”).  The Company provides security alarm monitoring and related services to residential and business subscribers throughout the United States and parts of Canada.  The Company monitors signals arising from burglaries, fires, medical alerts and other events through security systems installed by independent dealers at subscribers’ premises.

The unaudited interim financial information of the Company has been prepared in accordance with Article 10 of the Securities and Exchange Commission’s (the “SEC”) Regulation S-X. Accordingly, it does not include all of the information required by generally accepted accounting principles in the United States (“U.S. GAAP”) for complete financial statements.  The Company’s unaudited condensed consolidated financial statements as of September 30, 2013, and for the three and nine months ended September 30, 2013 and 2012, include Monitronics and all of its direct and indirect subsidiaries.  The accompanying interim condensed consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year.  These condensed consolidated financial statements should be read in conjunction with the Monitronics Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 1, 2013 (the “2012 Form 10-K”).

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

(2)                                 Recent Accounting Pronouncements

There were no new accounting pronouncements issued during the nine months ended September 30, 2013 that are expected to have a material impact on the Company.

(3)                               Security Networks Acquisition

On August 16, 2013 (the “Closing Date”), the Company acquired all of the equity interests of Security Networks and certain affiliated entities.  The purchase price (the “Security Networks Purchase Price”) of $501,614,000 consisted of $482,891,000 in cash and 253,333 shares of Ascent Capital’s Series A common stock (the “Ascent Shares”), par value $0.01 per share, which were contributed to the Company by Ascent Capital. The Ascent Shares had a Closing Date fair value of $18,723,000.

The cash portion of the Security Networks purchase price was funded by cash contributions from Ascent Capital, the proceeds of the Company’s July issuance of $175,000,000 in aggregate principal amount of 9.125% Senior Notes due 2020 (in connection with the merger of Monitronics Escrow Corporation, the issuer of these notes, with and into the Company on the Closing Date), the proceeds of incremental term loans of $225,000,000 million issued under the Company’s existing credit facility and the proceeds of a $100,000,000 intercompany loan from Ascent Capital.  See note 5, Long-Term Debt for further information on the debt obligations.  The Security Networks Purchase Price will be adjusted for customary post-closing adjustments.

The Security Networks Acquisition was accounted for as a business combination utilizing the acquisition method in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combinations.  Under the acquisition method of accounting, the Security Networks Purchase Price has been allocated to Security Networks’ tangible and identifiable intangible assets acquired and liabilities assumed based on their preliminary estimates of fair value as follows (amounts in thousands):

Cash	$3,096
Trade receivables	1,305
Other current assets	1,759
Property and equipment	1,404
Subscriber accounts	307,700
Dealer network and other intangible assets	48,500
Goodwill	173,033
Purchase holdbacks, current and non-current	(9,615)
Other current and non-current liabilities	(25,568)
Fair value of consideration	$501,614

The preliminary estimates of fair value of assets acquired and liabilities assumed are based on available information as of the date of this report and management assumptions, and may be revised as additional information becomes available.  Any post-closing adjustments may change the purchase price or the allocation of the purchase price, which could affect the fair values assigned to the assets and liabilities and could result in a change to the condensed consolidated financial information, including a change to goodwill.

Goodwill in the amount of $173,033,000 was recognized in connection with the Security Networks Acquisition and was calculated as the excess of the consideration transferred over the net assets recognized, including deferred taxes, and represents the value to Monitronics for Security Networks’ recurring revenue and cash flow streams and its unique business strategy of partnering with independent dealers to obtain customers.  Approximately $132,000,000 of the goodwill is estimated to be deductible for tax purposes.

The subscriber accounts acquired in the Security Networks Acquisition are amortized using the 14-year 235% declining balance method.  The dealer network and other intangible assets acquired, which consist of non-compete agreements, are amortized on a straight-line basis over their estimated useful lives of five years.

The Company’s results of operations for the three and nine months ended September 30, 2013 include the operations of the Security Networks business from the Closing Date. For the three and nine months ended September 30, 2013, net revenue and operating loss attributable to Security Networks was $11,494,000 and $1,591,000, respectively.  Net revenue attributable to Security Networks for the three and nine months ended reflects the negative impact of an approximate $2,500,000 fair value adjustment that reduced deferred revenue acquired in the Security Networks Acquisition.

As of September 30, 2013, the Company has incurred $2,470,000 of legal and professional services expense and other costs related to the Security Networks Acquisition, which are included in Selling, general, and administrative expense in the condensed consolidated statements of operations and comprehensive income (loss).

The following table includes unaudited pro forma information for the Company, which includes the historical operating results of Security Networks prior to our ownership. This unaudited pro forma information gives effect to certain adjustments, including increased amortization to reflect the fair value assigned to the subscriber accounts and dealer network and other intangible assets acquired and increased interest expense relating to the debt transactions entered into to fund the Security Networks Acquisition. The unaudited pro-forma results assume that the Security Networks Acquisition and the debt transactions had occurred on January 1, 2012 for all periods presented. They are not necessarily indicative of the results of operations that would have occurred if the acquisition had been made at the beginning of the periods presented or that may be obtained in the future.

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(amounts in thousands, except per share amounts)
As reported:
Net revenue	$115,844 (a)	84,667	$318,275 (a)	249,863
Net loss	(9,310)	(5,095)	(7,369)	(12,620)

Supplemental pro-forma:
Net revenue	$131,951	105,587	$382,789	303,483 (b)
Net loss (c)	(6,270)	(16,161)	(20,717)	(54,164)

(a)         As reported net revenue for the three and nine months ended September 30, 2013 reflects the negative impact of an approximate $2,500,000 fair value adjustment that reduced deferred revenue acquired in the Security Networks Acquisition.

(b)         Pro-forma net revenue for the nine months ended September 30, 2012 reflects the negative impact of an approximate $2,700,000 fair value adjustment that would have reduced deferred revenue acquired in the Security Networks Acquisition.

(c)          The pro-forma net loss from continuing operations amounts for the three and nine months ended September 30, 2013 include non-recurring acquisition costs incurred by the Company of $1,032,000 and $2,470,000, respectively.

(4)                               Other Accrued Liabilities

Other accrued liabilities consisted of the following (amounts in thousands):

	September 30, 2013	December 31, 2012

Interest payable	$28,114	$9,624
Income taxes payable	1,954	2,286
Legal accrual	10,270	9,324
Other	9,988	4,379
Total Other accrued liabilities	$50,326	$25,613

(5)                             Long-Term Debt

Long-term debt consisted of the following (amounts in thousands):

	September 30, 2013	December 31, 2012

9.125% Senior Notes due April 1, 2020	$585,000	$410,000
9.868% Promissory Note in favor of Ascent Capital due October 1, 2020	100,000	—
Term loans, mature March 23, 2018, LIBOR plus 3.25%, subject to a LIBOR floor of 1.00% (a)	904,326	685,583
$225 million revolving credit facility, matures December 22, 2017, LIBOR plus 3.75%, subject to a LIBOR floor of 1.00% (b)	25,600	12,800
	1,614,926	1,108,383
Less current portion of long-term debt	(9,166)	(6,950)
Long-term debt	$1,605,760	$1,101,433

(a)         The interest rate on the term loan was LIBOR plus 4.25%, subject to a LIBOR floor of 1.25%, until March 25, 2013.

(b)         The interest rate on the revolving credit facility was LIBOR plus 4.25%, subject to a LIBOR floor of 1.25%, until March 25, 2013.

Senior Notes

On March 23, 2012, the Company closed on a $410,000,000 privately placed debt offering of 9.125% Senior Notes due 2020 (the “Existing Senior Notes”).  In August 2012, the Company completed an exchange of the Existing Senior Notes for identical securities in a registered offering under the Securities Act of 1933, as amended.

On July 17, 2013, an additional $175,000,000 of 9.125% Senior Notes (the “New Senior Notes”) were issued by Monitronics Escrow Corporation (the “Escrow Issuer”), a wholly-owned subsidiary of Ascent Capital. The proceeds from this offering were placed in escrow and were released upon the Closing Date.  Upon the Closing Date, the Escrow Issuer was merged into the Company and the Company assumed the New Senior Notes (the New Senior Notes, together with the Existing Senior Notes, are collectively referred to as the “Senior Notes”).  The Company has offered to exchange the New Senior Notes for identical securities in a registered offering under the Securities Act of 1933, as amended.  The exchange offer is expected to expire on December 4, 2013.  See note 12, Subsequent Events, for further information.

The Senior Notes mature on April 1, 2020 and bear interest at 9.125% per annum.  Interest payments are due semi-annually on April 1 and October 1 of each year, beginning on October 1, 2012.

The Senior Notes are guaranteed by all of the Company’s existing subsidiaries.  Ascent Capital has not guaranteed any of the Company’s obligations under the Senior Notes.

In the third quarter of 2013, Ascent Capital purchased $5,000,000 in aggregate principal amount of the Company’s Senior Notes.

Ascent Intercompany Loan

On August 16, 2013, in connection with the Security Networks Acquisition, the Company executed and delivered a Promissory Note in favor of Ascent Capital in a principal amount of $100,000,000 (the “Ascent Intercompany Loan”).  The entire principal amount under the Ascent Intercompany Loan is due on October 1, 2020.  The Company may prepay any portion of the balance of the Ascent Intercompany Loan at any time from time to time without fee, premium or penalty (subject to certain financial covenants associated with the Company’s other indebtedness).  Any unpaid balance of the Ascent Intercompany Loan bears interest at a rate equal to 9.868% per annum, payable semi-annually in cash in arrears on January 12th and July 12th of each year, commencing on January 14, 2014.  Borrowings under the Ascent Intercompany Loan constitute unsecured obligations of the Company and are not guaranteed by any of the Company’s subsidiaries.

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

On March 25, 2013, the Company entered into a second amendment to the Credit Agreement (“Amendment No. 2”). Pursuant to Amendment No. 2, the Company repriced the interest rates applicable to the Credit Agreement’s facility (the “Repricing”) which is comprised of the term loans and revolving credit facility noted above. Concurrently with the Repricing, the Company extended the maturity of the revolving credit facility by nine months to December 22, 2017.

On August 16, 2013, in connection with the Security Networks Acquisition, the Company entered into a third amendment (“Amendment No. 3”) to the Credit Agreement to provide for, among other things, (i) an increase in the commitments under the revolving credit facility in a principal amount of $75,000,000, resulting in an aggregate principal amount of $225,000,000, (ii) new term loans in an aggregate principal amount of $225,000,000 (the “Incremental Term Loans”) at a 0.5% discount and (iii) certain other amendments to the Credit Agreement, each as set forth in Amendment No. 3 (the Credit Agreement together with Amendment No. 1, Amendment No. 2 and Amendment No. 3, the “Credit Facility”).

The Credit Facility term loans bear interest at LIBOR plus 3.25%, subject to a LIBOR floor of 1.00%, and mature on March 23, 2018.  Principal payments of approximately $2,292,000 and interest on the term loans are due quarterly.  The Credit Facility revolver bears interest at LIBOR plus 3.75%, subject to a LIBOR floor of 1.00%, and matures on December 22, 2017.  There is an annual commitment fee of 0.50% on unused portions of the Credit Facility revolver.  As of September 30, 2013, $199,400,000 is available for borrowing under the revolving credit facility.

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

On September 28, 2013, the Company borrowed $25,600,000 on the Credit Facility revolver to fund its October 1, 2013 interest payment due under the Senior Notes of approximately $26,691,000.

The Credit Facility is secured by a pledge of all of the outstanding stock of the Company and all of its existing subsidiaries and is guaranteed by all of the Company’s existing subsidiaries.  Ascent Capital has not guaranteed any of the Company’s obligations under the Credit Facility.

As of September 30, 2013, the Company has deferred financing costs, net of accumulated amortization, of $26,319,000 related to the Senior Notes and Credit Facility.  These costs are included in Other assets, net on the accompanying condensed consolidated balance sheet and will be amortized over the remaining term of the respective debt instruments using the effective-interest method.

As a result of the Refinancing, the Company accelerated amortization of the securitization debt premium and certain deferred financing costs related to the former senior secured credit facility, and expensed certain other refinancing costs. The components of the Refinancing expense, reflected in the condensed consolidated statement of operations and comprehensive income (loss) as a component of Other income (expense) for the nine months ended September 30, 2012, are as follows (amounts in thousands):

For the nine months ended
September 30, 2012

Accelerated amortization of deferred financing costs	$389
Accelerated amortization of securitization debt discount	6,679
Other refinancing costs	7,628
Gain on early termination of derivative instruments	(8,451)
Total refinancing expense	$6,245

In order to reduce the financial risk related to changes in interest rates associated with the floating rate term loans under the Credit Facility, the Company entered into two interest rate swap agreements (each with separate counterparties) in 2012, with terms similar to the Credit Facility term loans (the “Existing Swap Agreements”).  On March 25, 2013, the Company negotiated amendments to the terms of the Existing Swap Agreements to coincide with the Repricing.  In the third quarter of 2013, the Company entered into two additional interest rate swap agreements in conjunction with the Incremental Term Loans (all outstanding interest rate swap agreements are collectively referred to as the “Swaps”).

The Swaps have a maturity date of March 23, 2018 to match the term of the Credit Facility term loans.  The Swaps have been designated as effective hedges of the Company’s variable rate debt and qualify for hedge accounting.  See note 6, Derivatives, for further disclosures related to these derivative instruments.  As a result of the Swaps, the interest rate on the borrowings under the Credit Facility term loans have been effectively converted from a variable rate to a weighted average fixed rate of 5.06%.

The terms of the Senior Notes and Credit Facility provide for certain financial and nonfinancial covenants.  As of September 30, 2013, the Company was in compliance with all required covenants.

Principal payments scheduled to be made on the Company’s debt obligations are as follows (amounts in thousands):

Remainder of 2013	$2,292
2014	9,166
2015	9,166
2016	9,166
2017	34,767
2018	870,800
Thereafter	685,000
Total principal payments	1,620,357
Less:
Unamortized discount on the Credit Facility term loans	5,431
Total debt on condensed consolidated balance sheet	$1,614,926

(6)                             Derivatives

The Company utilizes interest rate swap agreements to reduce the interest rate risk inherent in the Company’s variable rate Credit Facility term loans.  The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatility. The Company incorporates credit valuation adjustments to appropriately reflect the respective counterparty’s nonperformance risk in the fair value measurements.  See note 9, Fair Value Measurements, for additional information about the credit valuation adjustments.

The Swaps’ outstanding notional balance as of September 30, 2013 and terms are noted below:

Notional	Effective Date	Fixed Rate Paid	Variable Rate Received

$541,750,000	March 28, 2013	1.884%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor (a)
143,550,000	March 28, 2013	1.384%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor (a)
112,217,337	September 30, 2013	1.959%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor
112,217,337	September 30, 2013	1.850%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor

(a)         On March 25, 2013, the Company negotiated amendments to the terms of these interest rate swap agreements to coincide with the Repricing (the “Amended Swaps”).  The Amended Swaps are held with the same counterparties as the Existing Swap Agreements.  Upon entering into the Amended Swaps, the Company simultaneously dedesignated the Existing Swap Agreements and redesignated the Amended Swaps as cash flow hedges for the underlying change in the swap terms.  The amounts previously recognized in Accumulated other comprehensive loss relating to the dedesignation will be recognized in Interest expense over the remaining life of the Amended Swaps.

All of the Swaps are designated and qualify as cash flow hedging instruments, with the effective portion of the Swaps change in fair value recorded in Accumulated other comprehensive loss.  Any ineffective portions of the Swaps change in fair value are recognized in current earnings in Interest expense.  Changes in the fair value of the Swaps recognized in Accumulated other comprehensive loss are reclassified to Interest expense when the hedged interest payments on the underlying debt are recognized.  Amounts in Accumulated other comprehensive loss expected to be recognized in Interest expense in the coming 12 months total approximately $6,911,000.

The impact of the derivatives designated as cash flow hedges on the condensed consolidated financial statements is depicted below (amounts in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012

Effective portion of gain (loss) recognized in Accumulated other comprehensive loss	$(5,734)	(3,668)	$3,830	(16,125)

Effective portion of loss reclassified from Accumulated other comprehensive loss into Net income (a)	$(1,208)	(1,129)	$(3,574)	(2,346)

Ineffective portion of amount of gain (loss) recognized into Net income on interest rate swaps (a)	$(50)	—	$30	—

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

(7)                                 Restructuring charges

In connection with the Security Networks Acquisition, management approved a restructuring plan to transition Security Networks operations in West Palm Beach and Kissimmee, Florida to Dallas, Texas (the “Security Networks Restructuring Plan”).   The Security Networks Restructuring Plan provides certain employees with a severance package that entitles them to benefits upon completion of the transition in 2014.  Severance costs related to the Security Networks Restructuring Plan are recognized ratably over the future service period.  During the three and nine months ended September 30, 2013, the Company recorded $402,000 of restructuring charges related to employee termination benefits.

Additionally, in connection with Security Networks Restructuring Plan, the Company allocated approximately $492,000 of the Security Networks Purchase Price to accrued restructuring in relation to the Security Networks’ severance agreement entered into with its former Chief Executive Officer.

The following table provides the activity and balances of the Security Networks Restructuring Plan (amounts in thousands):

	Nine months ended September 30, 2013
	Opening balance	Additions	Deductions	Other		Ending balance

Severance and retention	$—	402	—	492	(a)	894

(a)         Amount was recorded upon the acquisition of Security Networks.

(8)                                 Accumulated Other Comprehensive Income (Loss)

The following table provides a summary of the changes in Accumulated other comprehensive income (loss) for the period presented (amounts in thousands):

Accumulated other comprehensive income (loss)

As of December 31, 2012	(12,243)
Unrealized gain on derivatives recognized through Accumulated other comprehensive income (loss)	3,830
Reclassifications of unrealized loss on derivatives into net income (a)	3,574
As of September 30, 2013	(4,839)

(a)         Amounts reclassified into net income are included in Interest expense on the condensed consolidated statement of operations.  See note 6, Derivatives, for further information.

(9)                             Fair Value Measurements

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

The following summarizes the fair value level of assets and liabilities that are measured on a recurring basis at September 30, 2013 and December 31, 2012 (amounts in thousands):

	Level 1	Level 2	Level 3	Total

September 30, 2013
Derivative financial instruments - assets (a)	$—	1,954	—	1,954
Derivative financial instruments - liabilities	—	(6,491)	—	(6,491)
Total	$—	(4,537)	—	(4,537)

December 31, 2012
Derivative financial instruments - assets (a)	$—	116	—	116
Derivative financial instruments - liabilities	—	(12,359)	—	(12,359)
Total	$—	(12,243)	—	(12,243)

(a)         Included in Other assets, net on the condensed consolidated balance sheets

The Company has determined that the majority of the inputs used to value the Swaps fall within Level 2 of the fair value hierarchy.  The credit valuation adjustments associated with the derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by their counterparties.  As the counterparties have publicly available credit information, the credit spreads over LIBOR used in the calculations represent implied credit default swap spreads obtained from a third-party credit data provider.  However, as of September 30, 2013, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Swaps.  As a result, the Company has determined that its derivative valuations are classified in Level 2 of the fair value hierarchy.

The following table presents the activity in the Level 3 balances (amounts in thousands):

	Nine months ended September 30,
	2013	2012

Beginning balance	$—	(16,959)
Unrealized gain recognized	—	16,959
Ending balance	$—	—

Carrying values and fair values of financial instruments that are not carried at fair value are as follows (amounts in thousands):

	September 30, 2013	December 31, 2012

Long term debt, including current portion:
Carrying value	$1,614,926	$1,108,383
Fair value (a)	1,642,946	1,130,978

(a)         The fair value is based on valuations from third party financial institutions and is classified as Level 2 in the hierarchy.

The Company’s other financial instruments, including cash and cash equivalents, accounts receivable and accounts payable are carried at cost, which approximates their fair value because of their short-term maturity.

(10)                          Commitments, Contingencies and Other Liabilities

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

Based on events occurring in the State of Georgia in 2006, a monitoring service subscriber filed suit against the Company and Tel-Star Alarms, Inc., a Monitronics authorized dealer, alleging negligence.  On November 16, 2011, a Georgia trial court awarded the plaintiff $8,600,000, of which $6,000,000 is expected to be covered by the Company’s general liability insurance policies.  The Company funded approximately $2,640,000 into an escrow account for the excess liability above the insurance coverage, classified as restricted cash on the September 30, 2013 and December 31, 2012 condensed consolidated balance sheets.  In July 2013, the trial court’s ruling was affirmed by the Georgia Court of Appeals.  The Company was seeking review of the Court of Appeals’ ruling in Georgia’s Supreme Court, which was subsequently denied on November 4, 2013.   As of September 30, 2013, the Company has recorded legal reserves of approximately $9,653,000 and an insurance receivable of approximately $7,013,000, related to this matter.

(11)                          Consolidating Guarantor Financial Information

The Senior Notes were issued and the Credit Facility was entered into by Monitronics (the “Parent Issuer”) and both are guaranteed by all of the Company’s existing U.S. subsidiaries (“Subsidiary Guarantors”).  Ascent Capital has not guaranteed any of the Company’s obligations under the Senior Notes or Credit Facility.

Consolidating guarantor financial information has not been presented for the year ended December 31, 2012, and three and nine months ended September 30, 2012, as substantially all of the Company’s operations were conducted by the Parent Issuer entity. The Company believes that disclosing such information would not provide investors with any additional information that would be material in evaluating the sufficiency of the guarantees.

The unaudited condensed consolidating financial information for the Parent Issuer, the Subsidiary Guarantors and the non-guarantors as of and for the three and nine months ended September 30, 2013, are as follows:

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES

Condensed Consolidating Balance Sheets

(unaudited)

	As of September 30, 2013
	Parent Issuer	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Assets
Current assets:
Cash and cash equivalents	$27,647	1,799	—	—	29,446
Restricted cash	2,680	—	—	—	2,680
Trade receivables, net	11,720	1,901	—	—	13,621
Deferred income tax assets, net	5,100	—	—	—	5,100
Prepaid and other current assets	15,849	1,307	—	(3,851)	13,305
Total current assets	62,996	5,007	—	(3,851)	64,152

Investment in subsidiaries	499,391	—	—	(499,391)	—
Property and equipment, net	21,836	1,310	—	—	23,146
Subscriber accounts, net	1,026,558	311,843	—	—	1,338,401
Dealer network and other intangible assets, net	22,293	47,287	—	—	69,580
Goodwill	349,227	173,033	—	—	522,260
Other assets, net	29,672	—	—	—	29,672
Total assets	$2,011,973	538,480	—	(503,242)	2,047,211

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$4,508	1,732	—	—	6,240
Accrued payroll and related liabilities	2,787	1,089	—	—	3,876
Other accrued liabilities	44,720	9,457	—	(3,851)	50,326
Deferred revenue	10,599	3,732	—	—	14,331
Purchase holdbacks	16,440	2,989	—	—	19,429
Current portion of long-term debt	9,166	—	—	—	9,166
Total current liabilities	88,220	18,999	—	(3,851)	103,368

Non-current liabilities:
Long-term debt	1,605,760	—	—	—	1,605,760
Long-term purchase holdbacks	—	6,756	—	—	6,756
Derivative financial instruments	6,491	—	—	—	6,491
Deferred income tax liability, net	9,144	451	—	—	9,595
Other liabilities	3,245	12,883	—	—	16,128
Total liabilities	1,712,860	39,089	—	(3,851)	1,748,098

Total stockholder’s equity	299,113	499,391	—	(499,391)	299,113
Total liabilities and stockholder’s equity	$2,011,973	538,480	—	(503,242)	2,047,211

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)

(unaudited)

	Three months ended September 30, 2013
	Parent Issuer	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
	(amounts in thousands)

Net revenue	$104,350	11,494	—	—	115,844

Operating expenses:
Cost of services	17,482	2,673	—	—	20,155
Selling, general, and administrative, including stock-based and long-term incentive compensation	17,820	2,148	—	—	19,968
Amortization of subscriber accounts, dealer network and other intangible assets	48,096	7,650	—	—	55,746
Depreciation	1,698	212	—	—	1,910
Restructuring charges	—	402		—	402
	85,096	13,085	—	—	98,181

Operating income	19,254	(1,591)	—	—	17,663

Other expense:
Equity in loss of subsidiaries	2,223	—	—	(2,223)	—
Interest expense	25,572	160	—	—	25,732
	27,795	160	—	(2,223)	25,732

Loss before income taxes	(8,541)	(1,751)	—	2,223	(8,069)
Income tax expense	769	472	—	—	1,241
Net loss	(9,310)	(2,223)	—	2,223	(9,310)

Other comprehensive loss:
Unrealized gain (loss) on derivative contracts	(4,526)	—	—	—	(4,526)
Total other comprehensive loss	(4,526)	—	—	—	(4,526)

Comprehensive loss	$(13,836)	(2,223)	—	2,223	(13,836)

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)

(unaudited)

	Nine months ended September 30, 2013
	Parent Issuer	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
	(amounts in thousands)

Net revenue	$306,781	11,494	—	—	318,275

Operating expenses:
Cost of services	48,278	2,673	—	—	50,951
Selling, general, and administrative, including stock-based and long-term incentive compensation	51,836	2,148	—	—	53,984
Amortization of subscriber accounts, dealer network and other intangible assets	138,409	7,650	—	—	146,059
Depreciation	4,907	212	—	—	5,119
Restructuring charges	—	402		—	402
Gain on sale of operating assets	(2)				(2)
	243,428	13,085	—	—	256,513

Operating income	63,353	(1,591)	—	—	61,762

Other expense:
Equity in loss of subsidiaries	2,223	—	—	(2,223)	—
Interest expense	66,165	160	—	—	66,325
	68,388	160	—	(2,223)	66,325

Loss before income taxes	(5,035)	(1,751)	—	2,223	(4,563)
Income tax expense	2,334	472	—	—	2,806
Net loss	(7,369)	(2,223)	—	2,223	(7,369)

Other comprehensive income:
Unrealized gain (loss) on derivative contracts	7,404	—	—	—	7,404
Total other comprehensive income	7,404	—	—	—	7,404

Comprehensive income loss	$35	(2,223)	—	2,223	35

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows

(unaudited)

	Nine months ended September 30, 2013
	Parent Issuer	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
	(amounts in thousands)

Net cash provided by operating activities	160,606	9,272	—	—	169,878

Investing activities:
Capital expenditures	(6,184)	(119)	—	—	(6,303)
Purchases of subscriber accounts	(164,077)	(10,450)	—	—	(174,527)
Cash acquired (paid) on acquisition	(482,891)	3,096	—	—	(479,795)
Proceeds from sale of operating assets	2	—	—	—	2
Decrease in restricted cash	(40)	—	—	—	(40)

Net cash used in investing activities	(653,190)	(7,473)	—	—	(660,663)

Financing activities:
Proceeds from long-term debt	591,375	—	—	—	591,375
Payments of long-term debt	(85,455)	—	—	—	(85,455)
Payments of deferred financing costs and refinancing costs	(8,122)	—	—	—	(8,122)
Contribution from Ascent Capital	20,000	—	—	—	20,000
Dividend to Ascent Capital	(1,000)	—	—	—	(1,000)

Net cash provided by financing activities	516,798	—	—	—	516,798

Net increase in cash and cash equivalents	24,214	1,799	—	—	26,013

Cash and cash equivalents at beginning of period	3,433	—	—	—	3,433

Cash and cash equivalents at end of period	27,647	1,799	—	—	29,446

(12)                          Subsequent Events

On November 4, 2013, the Company commenced an exchange offer (the “Exchange Offer”) in which up to $175,000,000 aggregate principal amount of exchange notes (the “Exchange Notes”) registered under the Securities Act were offered in exchange for the same principal amount of the outstanding New Senior Notes.  The terms of the Exchange Notes and the outstanding New Senior Notes are substantially identical, except that the transfer restrictions and registration rights relating to the New Senior Notes do not apply to the Exchange Notes.  The Exchange Offer was commenced in order to satisfy the Company’s obligations under the registration rights agreement related to the outstanding New Senior Notes.  The Exchange Offer is expected to expire on December 4, 2013.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, marketing and operating strategies, the completion of the Company’s Exchange Offer,  new service offerings, financial prospects, and anticipated sources and uses of capital. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

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

•                  the trend away from the use of public switched telephone network lines and resultant increase in servicing costs associated with alternative methods of communication; and

•                  the ability to successfully integrate Security Networks into the Company’s business.

For additional risk factors, please see the Risk Factors section in our Registration Statement on Form S-4, filed with the Securities and Exchange Commission on October 18, 2013.  These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

The following discussion and analysis provides information concerning our results of operations and financial condition.  This discussion should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto included elsewhere herein and the 2012 Form 10-K.

Overview

The Company provides security alarm monitoring and related services to residential and business subscribers throughout the United States and parts of Canada.  On August 16, 2013, the Company acquired all of the equity interests of Security Networks LLC (“Security Networks”) and certain affiliated entities (the “Security Networks Acquisition”).  The Company monitors signals arising from burglaries, fires, medical alerts and other events through security systems at subscribers’ premises, as well as provides customer service and technical support.  Nearly all of its revenues are derived from recurring monthly revenues under security alarm monitoring contracts purchased from independent dealers in its exclusive nationwide network.

Attrition

Account cancellation, otherwise referred to as subscriber attrition, has a direct impact on the number of subscribers that the Company services and on its financial results, including revenues, operating income and cash flow.  A portion of the subscriber base can be expected to cancel its service every year. Subscribers may choose not to renew or terminate their contract for a variety of reasons, including relocation, cost and switching to a competitor’s service.  The largest category of canceled accounts relate to subscriber relocation or the inability to contact the subscriber.  The Company defines its attrition rate as the number of canceled accounts in a given period divided by the weighted average of number of subscribers for that period.  The Company considers an account canceled if payment from the subscriber is deemed uncollectible or if the subscriber cancels for various reasons.  If a subscriber relocates but continues its service, this is not a cancellation.  If the subscriber relocates, discontinues its service and a new subscriber takes over the original subscriber’s service continuing the revenue stream (a “new owner takeover”), this is also not a cancellation.  The Company adjusts the number of canceled accounts by excluding those that are contractually guaranteed by its dealers.  The typical dealer contract provides that if a subscriber cancels in the first year of its contract, the dealer must either replace the canceled account with a new one or refund the purchase price. To help ensure the dealer’s obligation to the Company, the Company typically maintains a dealer funded holdback reserve ranging from 5-10% of subscriber accounts in the guarantee period.  In some cases, the amount of the purchase holdback may be less than actual attrition experience.

The table below presents subscriber data for the twelve months ended September 30, 2013 and 2012:

	Twelve Months Ended September 30,
	2013	2012

Beginning balance of accounts	717,488	697,581
Accounts purchased	437,860	106,582
Accounts canceled	(106,859)	(84,523)
Canceled accounts guaranteed by dealer and acquisition adjustment (a) (b)	(6,749)	(2,152)
Ending balance of accounts	1,041,740	717,488
Monthly weighted average accounts	847,673	706,752
Attrition rate	(12.6)%	(12.0)%

(a)         Canceled accounts that are contractually guaranteed to be refunded from holdback.

(b)         Includes 1,946 subscriber accounts that were proactively cancelled during the third quarter of 2013 which were active with both Monitronics and Security Networks, upon acquisition.

The attrition rate for the twelve months ended September 30, 2013 and 2012 was 12.6% and 12.0%, respectively.  Increased attrition reflects the current age of accounts in the portfolio and an increase in disconnections due to household relocations.

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

Accounts Purchased

During the three and nine months ended September 30, 2013, the Company purchased 37,109 and 113,302 accounts, respectively, without giving effect to the Security Networks Acquisition.  In addition, the Company acquired 203,898 accounts in the Security Networks Acquisition, which was completed on August 16, 2013.  Account purchases for the nine months ended September 30, 2013 reflect bulk buys of approximately 18,200 accounts purchased in the second quarter of 2013.  During the three and nine months ended September 30, 2012, the Company purchased 31,187 and 81,719 subscriber accounts, respectively.

Recurring monthly revenue (“RMR”) purchased during the three and nine months ended September 30, 2013 was approximately $1,701,000 and $5,068,000, respectively, without giving effect to the Security Networks Acquisition.  In addition, RMR of approximately $8,861,000 was acquired in the Security Networks Acquisition.  RMR purchased during the three and nine months ended September 30, 2012 was approximately $1,387,000 and $3,601,000, respectively.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012

Net revenue	$115,844 (a)	84,667	$318,275 (a)	249,863
Cost of services	20,155	12,881	50,951	35,331
Selling, general, and administrative	19,968	14,755	53,984	43,759
Amortization of subscriber accounts, dealer network and other intangible assets	55,746	40,815	146,059	118,245
Restructuring charges	402	—	402	—
Interest expense	25,732	19,243	66,325	50,212
Realized and unrealized loss on derivative financial instruments	—	—	—	2,044
Income tax expense from continuing operations	1,241	700	2,806	2,038
Net loss	(9,310)	(5,095)	(7,369)	(12,620)

Adjusted EBITDA (b)	$77,649	57,420	$217,472	171,123
Adjusted EBITDA as a percentage of Revenue	67.0%	67.8%	68.3%	68.5%

(a)         Net revenue for the three and nine months ended September 30, 2013 reflects the negative impact of an approximate $2,500,000 fair value adjustment that reduced deferred revenue acquired in the Security Networks Acquisition.

(b)  See reconciliation to net loss below.

Net revenue.  Net revenue increased $31,177,000, or 36.8%, and $68,412,000, or 27.4%, for the three and nine months ended September 30, 2013, respectively, as compared to the corresponding prior year periods.  The increase in net revenue is attributable to the growth in the number of subscriber accounts and the increase in average monthly revenue per subscriber.  The growth in subscriber accounts reflects the effects of the acquisition of Security Networks in August 2013, which included over 200,000 subscriber accounts, purchases of over 120,000 accounts through the Company’s authorized dealer program subsequent to September 30, 2012, and the purchase of approximately 111,000 accounts in various bulk buys over the last 12 months.  In addition, average monthly revenue per subscriber increased from $38.28 as of September 30, 2012 to $40.70 as of September 30, 2013.  Net revenue for the three and nine months ended September 30, 2013 also reflects the negative impact of an approximate $2,500,000 fair value adjustment that reduced deferred revenue acquired in the Security Networks Acquisition.

Cost of services.  Cost of services increased $7,274,000, or 56.5%, and $15,620,000, or 44.2%, for the three and nine months ended September 30, 2013, respectively, as compared to the corresponding prior year periods.  The increase for both the three and nine months ended September 30, 2013 is primarily attributable to an increased number of accounts monitored across the cellular network and having interactive and home automation services, which result in higher operating and service costs.  In addition, cost of services for the three and nine months ended September 30, 2013, includes Security Networks monitoring costs of $2,673,000.  Cost of services as a percent of net revenue increased from 15.2% and 14.1% for the three and nine months ended September 30, 2012, respectively, to 17.4% and 16.0% for the three and nine months ended September 30, 2013, respectively.

Selling, general and administrative.  Selling, general and administrative costs (“SG&A”) increased $5,213,000, or 35.3%, and $10,225,000, or 23.4% for the three and nine months ended September 30, 2013, respectively, as compared to the corresponding prior year periods.  The increase is attributable to increased payroll expenses of approximately $581,000 and $2,152,000 for the three and nine months ended September 30, 2013, respectively, as compared to the corresponding prior year periods, the inclusion of Security Networks SG&A costs of $2,148,000 for both the three and nine months ended September 30, 2013 and acquisition and integration costs related to professional services rendered and other costs incurred in connection with the Security Networks Acquisition.  Acquisition costs recognized in the three and nine months ended September 30, 2013 are $1,032,000 and $2,470,000, respectively.   Integration costs recognized in both the three and nine months ended September 30, 2013 are $535,000.  SG&A as a percent of net revenue decreased from 17.4% and 17.5% for the three and nine months ended September 30, 2012, respectively, to 17.2% and 17.0% for the three and nine months ended September 30, 2013, respectively.

Amortization of subscriber accounts, dealer network and other intangible assets.  Amortization of subscriber accounts, dealer network and other intangible assets increased $14,931,000 and $27,814,000 for the three and nine months ended September 30, 2013 as compared to the corresponding prior year periods.  The increase for both the three and nine months ended September 30, 2013 is primarily attributable to amortization of subscriber accounts purchased subsequent to September 30, 2012.  Additionally, the three and nine months ended includes amortization of approximately $7,650,000 related to the definite lived intangible assets acquired in the Security Networks Acquisition.

Restructuring charges. In connection with the Security Networks Acquisition, management approved a restructuring plan to transition Security Networks operations in West Palm Beach and Kissimmee, Florida to Dallas, Texas (the “Security Networks Restructuring Plan”).   The Security Networks Restructuring Plan provides certain employees with a severance package that entitles them to benefits upon completion of the transition in 2014.  Severance costs related to the Security Networks Restructuring Plan are recognized ratably over the future service period.  During the three and nine months ended September 30, 2013, the Company recorded $402,000 of restructuring charges related to employee termination benefits.

Additionally, in connection with Security Networks Restructuring Plan, the Company allocated approximately $492,000 of the Security Networks Purchase Price to accrued restructuring in relation to the Security Networks’ severance agreement entered into with its former Chief Executive Officer.

The following table provides the activity and balances of the Security Networks Restructuring Plan (amounts in thousands):

	Nine months ended September 30, 2013
	Opening balance	Additions	Deductions	Other		Ending balance

Severance and retention	$—	402	—	492	(a)	894

(a)         Amount was recorded upon the acquisition of Security Networks.

Interest Expense.  Interest expense increased $6,489,000 and $16,113,000 for the three and nine months ended September 30, 2013 as compared to the corresponding prior year period.  The increase in interest expense for the three months ended September 30, 2013 is primarily attributable to the increases in debt related to the transactions entered into in connection with the Security Networks Acquisition and other amendments to the Company’s Credit Facility entered into subsequent to September 30, 2012.  These increases are offset by decreased interest rates on the outstanding Credit Facility term loan debt in conjunction with the March 25, 2013 repricing of the Credit Facility term loan.

The increase in interest expense for the nine months ended September 30, 2013 is due to the presentation of interest cost related to the Company’s current derivative instruments and increases in the Company’s consolidated debt balance. Interest cost related to the Company’s current derivative instruments is presented in Interest expense on the statement of operations as the related derivative instrument is an effective cash flow hedge of the Company’s interest rate risk for which hedge accounting is applied.  As the Company did not apply hedge accounting on its prior derivative instruments, the related interest costs incurred prior to March 23, 2012 are presented in Realized and unrealized loss on derivative financial instruments in the condensed consolidated statements of operations and comprehensive income (loss).  These increases were offset by decreased interest rates on the Credit Facility term loans, as noted above, and a decrease in amortization of debt discount, as the debt discount related to the securitized debt structure outstanding prior to the March 23, 2012 refinancing exceeded debt discounts on the current outstanding debt.  Amortization of debt discount for the nine months ended September 30, 2013 and 2012 was $623,000 and $4,285,000, respectively.

Realized and unrealized loss on derivative financial instruments.  There were no amounts classified as realized and unrealized gain or loss on derivative financial instruments for the three and nine months ended September 30, 2013, as hedge accounting was applied on Monitronics’ outstanding derivative instruments. Realized and unrealized loss on derivative financial instruments for the nine months ended September 30, 2012 was $2,044,000, which includes settlement payments of $8,837,000 partially offset by a $6,793,000 unrealized gain related to the change in the fair value of the derivative financial instruments that were terminated on March 23, 2012.

Income tax expense from continuing operations.  The Company had a pre-tax loss of $8,069,000 and $4,563,000 for the three and nine months ended September 30, 2013, respectively, and income tax expense of $1,241,000 and $2,806,000 for the three and nine months ended September 30, 2013, respectively.  The Company had a pre-tax loss of $4,395,000 and $10,582,000 for the three and nine months ended September 30, 2012, respectively, and income tax expense of $700,000 and $2,038,000 for the three and nine months ended September 30, 2012, respectively.  Income tax expense for all periods presented primarily relates to state taxes recognized on the Monitronics business.

Adjusted EBITDA. The following table provides a reconciliation of total Adjusted EBITDA to net income (loss):

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
	(Amounts in thousands)

Total Adjusted EBITDA	$77,649	57,420	$217,472	171,123
Amortization of subscriber accounts, dealer network and other intangible assets	(55,746)	(40,815)	(146,059)	(118,245)
Depreciation	(1,910)	(1,368)	(5,119)	(3,990)
Restructuring charges	(402)	—	(402)	—
Stock-based and long-term incentive compensation	(361)	(389)	(1,125)	(969)
Security Networks acquisition related costs	(1,032)	—	(2,470)	—
Security Networks integration related costs	(535)	—	(535)	—
Realized and unrealized loss on derivative instruments	—	—	—	(2,044)
Refinancing costs	—	—	—	(6,245)
Interest expense	(25,732)	(19,243)	(66,325)	(50,212)
Income tax expense from continuing operations	(1,241)	(700)	(2,806)	(2,038)

Net loss	$(9,310)	(5,095)	$(7,369)	(12,620)

Adjusted EBITDA increased $20,229,000, or 35.2%, and $46,349,000, or 27.1%, for the three and nine months ended September 30, 2013, respectively, as compared to the corresponding prior year period.  The increase in Adjusted EBITDA was primarily due to revenue growth.

Liquidity and Capital Resources

At September 30, 2013, we had $29,446,000 of cash and cash equivalents and $2,680,000 of current restricted cash on a consolidated basis. Our primary source of funds is our cash flows from operating activities which are generated from alarm monitoring and related service revenues.  During the nine months ended September 30, 2013 and 2012, our cash flow from operating activities was $169,878,000 and $131,642,000, respectively.  The primary driver of our cash flow from operating activities is Adjusted EBITDA.  Fluctuations in our Adjusted EBITDA and the components of that measure are discussed in “Results of Operations” above.  In addition, our cash flow from operating activities may be significantly impacted by changes in working capital.

In the third quarter of 2013, the Company paid cash, net of cash acquired, of $479,795,000 to purchase Security Networks.  The Security Networks Acquisition was funded by cash contributions from Ascent Capital, the proceeds of the July issuance of $175,000,000 in aggregate principal amount of 9.125% Senior Notes due 2020 (in connection with the merger of Monitronics Escrow Corporation, the issuer of these notes, with and into the Company on the Closing Date), the proceeds of incremental term loans of $225,000,000 million issued under the Company’s existing credit facility and the proceeds of a $100,000,000 intercompany loan from Ascent Capital (the “Ascent Intercompany Loan”). In addition to the cash paid, the purchase price also consisted of 253,333 shares of Ascent Capital’s Series A common stock (the “Ascent Shares”), par value $0.01 per share, which were contributed to the Company by Ascent Capital. The Ascent Shares had a Closing Date fair value of $18,723,000.

During the nine months ended September 30, 2013 and 2012, the Company also used cash of $174,527,000 and $128,407,000, respectively, to fund purchases of subscriber accounts net of holdback and guarantee obligations.  In addition, during the nine months ended September 30, 2013 and 2012, the Company used cash of $6,303,000 and $3,387,000, respectively, to fund our capital expenditures.

In considering our liquidity requirements for 2013, we evaluated our known future commitments and obligations.  We will require the availability of funds to finance our strategy, which is to grow through subscriber account purchases.  In addition, we considered the borrowing capacity under our Credit Facility revolver, under which we could borrow an additional $199,400,000 as of September 30, 2013.  Based on this analysis, we expect that cash on hand, cash flow generated from operations and available borrowings under the Monitronics’ Credit Facility will provide sufficient liquidity to fund our anticipated current requirements.

The existing long-term debt of the Company at September 30, 2013 includes the principal balance of $1,620,357,000 under its Senior Notes, Ascent Intercompany Loan, Credit Facility and Credit Facility revolver.  The Senior Notes have an outstanding principal balance of $585,000,000 as of September 30, 2013 and mature on April 1, 2020.  The Ascent Intercompany Loan has an outstanding principal balance of $100,000,000 and matures on October 1, 2020.  The Credit Facility term loans have an outstanding principal balance of $909,757,000 as of September 30, 2013 and require principal payments of approximately $2,292,000 per quarter with the remaining outstanding balance becoming due on March 23, 2018.  The Credit Facility revolver has an outstanding balance of $25,600,000 as of September 30, 2013 and becomes due on December 22, 2017.

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

Year of Maturity	Fixed Rate Derivative Instruments, net (a)	Variable Rate Debt (a)	Fixed Rate Debt	Total
	Amounts in thousands

2013	$—	2,292	—	2,292
2014	—	9,166	—	9,166
2015	—	9,166	—	9,166
2016	—	9,166	—	9,166
2017	—	34,767	—	34,767
Thereafter	(4,537)	870,800	685,000	1,551,263
Total	$(4,537)	935,357	685,000	1,615,820

(a)          The derivative financial instruments include the net effect of four interest rate swaps, all with a maturity date of March 23, 2018.  As a result of these interest rate swaps, the interest rate on the borrowings under the Credit Facility term loans reflected in the variable rate debt column have been effectively converted from a variable rate to a weighted average fixed rate of 5.06%.  See notes 5, 6 and 9 to our condensed consolidated financial statements included in this quarterly report for further information.

Item 4.  Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and chief financial officer (the “Executives”), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Executives concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2013 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There has been no change in the Company’s internal controls over financial reporting that occurred during the three months ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, its internal controls over financial reporting.

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 6.  Exhibits

Listed below are the exhibits which are included as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

2.1

Securities Purchase Agreement, dated as of July 10, 2013, by and among Monitronics International, Inc., certain funds affiliated with Oak Hill Partners, certain other holders and, for the limited purposes set forth therein, Ascent (incorporated by reference to Exhibit 2.1 to Amendment No. 2 to Ascent’s Current Report on Form 8-K/A, filed with the SEC on July 12, 2013 (File No. 001-34176)).

4.1

Supplemental Indenture, dated as of August 16, 2013, by and among Monitronics International, Inc., the Guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-4 of Monitronics International, Inc., filed with the SEC on October 18, 2013 (File No. 333-191805)).

4.2

Second Supplemental Indenture, dated as of August 26, 2013, by and among Monitronics International, Inc., the Guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-4 of Monitronics International, Inc., filed with the SEC on October 18, 2013 (File No. 333-191805)).

4.3

Form of Amendment No. 3 to the Credit Agreement and Amendment No. 1 to Guaranty Agreement, dated August 16, 2013, by and among Monitronics International, Inc., Bank of America, N.A., individually and as administrative agent, and the certain lenders party thereto. (incorporated by reference to Exhibit 4.4 to Ascent’s Quarterly Report on Form 10-Q, filed with the SEC on November 12, 2013 (File No. 001-34176)).

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

MONITRONICS INTERNATIONAL, INC.

Date: November 14, 2013	By:	/s/ Michael R. Haislip
Michael R. Haislip
President and Chief Executive Officer

Date: November 14, 2013	By:	/s/ Michael R. Meyers
Michael R. Meyers
Chief Financial Officer, Vice President and Assistant Secretary
(Principal Accounting Officer)

EXHIBIT INDEX

Listed below are the exhibits which are included as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

2.1

Securities Purchase Agreement, dated as of July 10, 2013, by and among Monitronics International, Inc., certain funds affiliated with Oak Hill Partners, certain other holders and, for the limited purposes set forth therein, Ascent (incorporated by reference to Exhibit 2.1 to Amendment No. 2 to Ascent’s Current Report on Form 8-K/A, filed with the SEC on July 12, 2013 (File No. 001-34176)).

4.1

Supplemental Indenture, dated as of August 16, 2013, by and among Monitronics International, Inc., the Guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-4 of Monitronics International, Inc., filed with the SEC on October 18, 2013 (File No. 333-191805)).

4.2

Second Supplemental Indenture, dated as of August 26, 2013, by and among Monitronics International, Inc., the Guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-4 of Monitronics International, Inc., filed with the SEC on October 18, 2013 (File No. 333-191805)).

4.3

Form of Amendment No. 3 to the Credit Agreement and Amendment No. 1 to Guaranty Agreement, dated August 16, 2013, by and among Monitronics International, Inc., Bank of America, N.A., individually and as administrative agent, and the certain lenders party thereto. (incorporated by reference to Exhibit 4.4 to Ascent’s Quarterly Report on Form 10-Q, filed with the SEC on November 12, 2013 (File No. 001-34176)).

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

**          Furnished herewith