Form 10-K
period 2013-12-31
MONITRONICS INTERNATIONAL INC
filed 2014-03-04
CIK 1265107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act)  Yes ☐  No ☒

As of March 4, 2014, Monitronics International, Inc. is a wholly owned subsidiary of Ascent Capital Group, Inc.  Monitronics International, Inc. meets the conditions set forth in General Instruction I (1) (a) and (b) of the Form 10-K and is therefore filing this Form 10-K with reduced disclosure format.

MONITRONICS INTERNATIONAL, INC.

2013 ANNUAL REPORT ON FORM 10-K

ITEM 1.   BUSINESS

(a)  General Development of Business

Monitronics International, Inc. and subsidiaries (the “Company” or “Monitronics”) is a wholly-owned subsidiary of Ascent Capital Group, Inc. (“Ascent Capital”).  On December 17, 2010, Ascent Capital acquired 100% of the outstanding capital stock of Monitronics through the merger of Mono Lake Merger Sub, Inc. (“Merger Sub”), a direct wholly-owned subsidiary of Ascent Capital established to consummate the merger, with and into Monitronics, with Monitronics as the surviving corporation in the merger (the “Monitronics Acquisition”).  Monitronics was incorporated in the state of Texas on August 31, 1994.

Monitronics provides security alarm monitoring and related services to residential and business subscribers throughout the United States (the “U.S.”) and parts of Canada.  The Company monitors signals arising from burglaries, fires, medical alerts and other events through security systems installed by independent dealers at subscribers’ premises.

Recent Developments

On August 16, 2013 (the “Closing Date”), the Company acquired all of the equity interests of Security Networks LLC (“Security Networks”) and certain affiliated entities (the “Security Networks Acquisition”).  The purchase price (the “Security Networks Purchase Price”) of $500,557,000 consisted of $481,834,000 in cash and 253,333 shares of Ascent Capital’s Series A common stock (par value $0.01 per share) with a Closing Date fair value of $18,723,000.  The Security Networks Purchase Price includes post-closing adjustments of $1,057,000.

The cash portion of the Security Networks purchase price was funded by cash contributions from Ascent Capital, the proceeds of the Company’s issuance of $175,000,000 in aggregate principal amount of 9.125% Senior Notes due 2020 (the “Senior Notes”), the proceeds of incremental term loans of $225,000,000 issued under the Company’s existing credit facility (the “Credit Facility”) and the proceeds of a $100,000,000 intercompany loan from Ascent Capital.  The 2013 financial results include the operations of Security Networks from the Closing Date.

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

•                  integration of acquired assets and businesses, including Security Networks;

•                  the regulatory environment in which we operate, including the multiplicity of jurisdictions and licensing requirements to which the Company is subject and the risk of new regulations, such as the increasing adoption of “false alarm” ordinances;

•                  technological changes which could result in the obsolescence of currently utilized technology and the need for significant upgrade expenditures, including the phase-out of 2G networks by cellular carriers;

•                  the trend away from the use of public switched telephone network lines and resultant increase in servicing costs associated with alternative methods of communication;

•                  the operating performance of the Company’s network, including the potential for service disruptions at both the main monitoring facility and back-up monitoring facilities due to acts of nature or technology deficiencies;

•                  the outcome of any pending, threatened, or future litigation, including potential liability for failure to respond adequately to alarm activations;

•                  our ability to continue to obtain insurance coverage sufficient to hedge our risk exposures, including as a result of acts of third parties and/or alleged regulatory violations;

•                  changes in the nature of strategic relationships with original equipment manufacturers, dealers and other Monitronics business partners;

•                  the reliability and creditworthiness of the Company’s independent alarm systems dealers and subscribers;

•                  changes in the Company’s expected rate of subscriber attrition;

•                  the availability and terms of capital, including the ability of the Company to obtain additional funds to grow its business;

•                  the Company’s high degree of leverage and the restrictive covenants governing its indebtedness; and

•                  the availability of qualified personnel.

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

Based on the foregoing criteria, we only have one reportable segment as of December 31, 2013.  For more information, see our financial statements included in Part II of this Annual Report.

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

We are one of the largest alarm monitoring companies in the U.S., with over one million subscribers under contract. With subscribers in all 50 states, the District of Columbia, Puerto Rico, and Canada, we provide a wide range of mainly residential security services including hands-free two-way interactive voice communication with the monitoring center, cellular options, and an interactive service option which allows the customer to control their security system remotely using a computer or smart phone.

Operations

Unlike many of its national competitors, the Company outsources the sales, installation and most of its field service functions to its dealers. By outsourcing the low margin, high fixed-cost elements of its business to a large network of independent service providers, the Company is able to allocate capital to growing our revenue-generating account base rather than to local offices or depreciating hard assets.

Revenue is generated primarily from fees charged to customers under alarm monitoring contracts.  The initial contract term is typically three to five years, with automatic renewal on a month-to-month basis.  The Company generates incremental revenue by providing additional services, such as maintenance and contract monitoring.  Contract monitoring includes fees charged to other security alarm companies for monitoring their accounts on a wholesale basis.  As of December 31, 2013, the Company provided contract monitoring services for over 98,000 accounts.  These incremental revenue streams do not represent a significant portion of our overall revenue.

The Company’s authorized independent dealers, including the dealer network acquired in the Security Networks Acquisition, are typically small businesses that sell and install alarm systems.  During 2013, the Company acquired alarm monitoring contracts through our dealer network of more than 620 dealers.  These dealers focus on the sale and installation of security systems and generally do not retain the monitoring contracts for their customers and do not have their own facilities to monitor such systems due to the large upfront investment required to create the account and build a monitoring station.  They also do not have the scale required to operate a monitoring station efficiently.  These dealers typically sell the contracts to third parties and outsource the monitoring function for any accounts they retain. The Company has the ability to monitor a variety of signals from nearly all types of residential security systems. The Company generally enters into exclusive contracts with dealers under which the dealers sell and install security systems and we have a right of first refusal to acquire the associated alarm monitoring contracts.  In order to maximize revenues, we seek to attract dealers from throughout the U.S. rather than focusing on specific local or regional markets.  In evaluating the quality of potential participants for the dealer program, the Company conducts an internal due diligence review and analysis of each dealer using information obtained from third party sources.  This process includes:

•                  background checks on the dealer, including lien searches to the extent applicable; and

•                  a review of the dealer’s licensing status and creditworthiness.

Once a dealer is approved and signed as an authorized dealer, the primary steps in creating an account are as follows:

1.              Dealer sells an alarm system to a homeowner or small business.

2.              Dealer installs the alarm system, which is monitored by our central monitoring centers, trains the customer on its use, and receives a signed three to five year contract for monitoring services.

3.              Dealer presents the account to the Company for acquisition.

4.              The Company performs diligence on the alarm monitoring account to validate quality.

5.              The Company acquires the customer contract at a formula-based cost.

In addition to the development of our dealer network, we periodically acquire alarm monitoring accounts from other alarm companies in bulk on a negotiated basis.

We believe our ability to maximize our return on invested capital is largely dependent on the quality of the accounts acquired.  The Company conducts a review of each account to be acquired through its dealer network.  This process typically includes:

•                  subscriber credit score reviews;

•                  telephone surveys to confirm satisfaction with the installation and security systems;

•                  an individual review of each alarm monitoring contract;

•                  confirmation that the customer is a homeowner; and

•                  confirmation that each security system is monitored by our central monitoring stations prior to origination.

The Company generally acquires each new customer account at a cost based on a multiple of the account’s monthly recurring revenue. Our dealer contracts generally provide that if a customer account acquired by us is terminated within the first 12 months, the dealer must replace the account or refund the cost paid. To secure the dealer’s obligation, we typically hold back a percentage of the cost paid for the account.

We believe that this process, which includes both clearly defined customer account standards and a comprehensive due diligence process, contributes significantly to the high quality of our subscriber base. For each of our last eight calendar years, the average credit score of accounts acquired by the Company was in excess of 700 on the FICO scale.

Approximately 94% of our subscribers are residential homeowners and the remainder are small commercial accounts. We believe that by focusing on residential homeowners, rather than renters, we can reduce attrition, because homeowners relocate less frequently than renters.

The Company primarily provides monitoring services as well as billing and 24-hour telephone support through its central monitoring station, located in Dallas, Texas.  A monitoring station in Kissimmee, Florida was acquired in the Security Networks Acquisition and is expected to be shut down in 2014.  Both facilities are Underwriters Laboratories (“UL”) listed.  To obtain and maintain a UL listing, an alarm monitoring center must be located in a building meeting UL’s structural requirements, have back-up and uninterruptable power supplies, have secure telephone lines and maintain redundant computer systems.  UL conducts periodic reviews of alarm monitoring centers to ensure compliance with their requirements.  The Dallas, TX and Kissimmee, FL central monitoring stations have also received the Central Station Alarm Association’s (“CSAA”) prestigious Five Diamond Certification. According to the CSAA, less than approximately 3% of recognized North American central monitoring stations have attained Five Diamond Certified status.

The Company has a back-up facility located in McKinney, Texas that is capable of supporting monitoring, billing and customer service operations in the event of a disruption at our primary monitoring center. A call center in Mexico provides telephone support for Spanish-speaking subscribers.

The Company’s telephone systems utilize high-capacity, high-quality, digital circuits backed up by conventional telephone lines. When an alarm signal is received at the monitoring facility, it is routed to an operator. At the same time, information concerning the subscriber whose alarm has been activated and the nature and location of the alarm signal are delivered to the operator’s computer terminal. The operator is then responsible for following standard procedures to contact the subscriber or take other appropriate action, including, if the situation requires, contacting local emergency service providers.  We never dispatch our own personnel to the subscriber’s premises in response to an alarm event.  If a subscriber lives in an area where the emergency service provider will not respond without verification of an actual emergency, the Company will contract with an independent third party responder if available in that area.

We seek to increase subscriber satisfaction and retention by carefully managing customer and technical service. The customer service center handles all general inquiries from subscribers, including those related to subscriber information changes, basic alarm troubleshooting, alarm verification, technical service requests and requests to enhance existing services. The Company’s Dallas facility has a proprietary centralized information system that enables it to satisfy over 85% of subscriber technical inquiries over the telephone, without dispatching a service technician. If the customer requires field service, the Company relies on our nationwide network of over one thousand independent service dealers to provide such service on a time and materials basis.  We closely monitor service dealer performance with customer satisfaction forms, follow-up quality assurance calls and other performance metrics.  In addition to our service dealer network and as a result of the Security Networks Acquisition, the Company now has 60 field service technicians employed across the nation.

Intellectual Property

The Company has a registered service mark for the Monitronics name and a service mark for the Monitronics logo. It owns certain proprietary software applications that are used to provide services to its dealers and subscribers. The Company does not hold any patents or other intellectual property rights on its proprietary software applications.

Sales and Marketing

General

We believe our nationwide network of authorized dealers is the most effective way for us to market alarm systems.  Locally-based dealers are often an integral part of the communities they serve and understand the local market and how best to satisfy local needs. By combining the dealer’s local presence and reputation with the Company’s high quality service and support, we are able to cost-effectively provide local services and take advantage of economies of scale where appropriate.

Our dealer network provides for the acquisition of subscriber accounts on an ongoing basis. The dealers install the alarm system and arrange for subscribers to enter into a multi-year alarm monitoring agreement in a form acceptable to the Company. The dealer then submits this monitoring agreement for the Company’s due diligence review.

Dealer Network Development

We remain focused on expanding our network of independent authorized dealers. To do so, we have established a dealer program that provides participating dealers with a variety of support services to assist them as they grow their businesses. Authorized dealers may use the Monitronics brand name in their sales and marketing activities and on the products they sell and install. Monitronics authorized dealers benefit from their affiliation with the Company and our national reputation for high customer satisfaction, as well as the support they receive from us. We also provide authorized dealers with the opportunity to obtain discounts on alarm systems and other equipment purchased by such dealers from original equipment manufacturers, including alarm systems labeled with the Monitronics logo.  We also make available sales, business and technical training, sales literature, co-branded marketing materials, sales leads and management support to our authorized dealers.  In most cases these services and cost savings would not be available to security alarm dealers on an individual basis.

Currently, the Company employs sales representatives to promote our authorized dealer program, find account acquisition opportunities and sell our monitoring services. We target independent alarm dealers across the U.S. that can benefit from our dealer program services and can generate high quality monitoring customers for us. We use a variety of marketing techniques to promote the dealer program and related services. These activities include direct mail, trade magazine advertising, trade shows, internet web site marketing, publicity and telemarketing.  As part of the Security Networks Acquisition, the Company acquired over 225 dealer relationships.

Dealer Marketing Support

We offer our authorized dealers an extensive marketing support program. We focus on developing professionally designed sales and marketing materials that will help dealers market alarm systems and monitoring services with maximum effectiveness. Materials offered to our authorized dealers include:

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

The Company’s sales materials promote both the Monitronics brand and the dealer’s status as a Monitronics authorized dealer. Dealers often sell and install alarm systems which display the Monitronics logo and telephone number, which further strengthens consumer recognition of their status as Monitronics authorized dealers. Management believes that the dealers’ use of the Monitronics brand to promote their affiliation with one of the nation’s largest alarm monitoring companies boosts the dealers’ credibility and reputation in their local markets and also assists in supporting their sales success.

Customer Integration and Marketing

Our dealers typically introduce customers to Monitronics in the home when describing our central monitoring stations.  Following the acquisition of a monitoring agreement from a dealer, the customer is notified that the Company is responsible for all their monitoring and customer service needs.  The customer’s awareness and identification of the Monitronics brand as the monitoring service provider is further supported by the distribution of branded materials by the dealer to the customer at the point of sale. Such materials may include yard signs, brochures, instruction cards, and other promotional items. All materials focus on the Monitronics brands and the role of the Company as the single source of support for the customer.

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

•                  continue to incentivize our dealers to obtain only high-quality accounts through quality incentives built into the cost multiples and by having a performance guarantee on substantially all dealer originated accounts;

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

Expand Our Network of Dealers

We plan to continue to grow account acquisitions through our dealer network by targeting dealers that can benefit from our dealer program services and that can generate high quality subscribers for us. We believe we are an attractive partner for dealers for the following reasons:

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

•                  individual dealers retain local name recognition and responsibility for day-to-day sales and installation efforts, thereby supporting the entrepreneurial culture at the dealer level and allowing us to capitalize on the considerable local market knowledge, goodwill and name recognition of our dealers; and

•                  we reliably offer competitive rates for account acquisition.

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

Some of these larger alarm monitoring companies have also adopted, in whole or in part, a dealer program similar to that of the Company.  In these instances, we must also compete with these programs in recruiting dealers.  We believe we compete effectively with other dealer programs due to our competitive account acquisition terms and the quality of our dealer support services.  The Company also competes with Central Security Group, Inc., Guardian Protection Services, Inc., and ADT for alarm system dealers in this manner, the latter of which is significantly larger and has more capital.

Seasonality

Our operations are subject to a certain level of seasonality.  Since more household moves take place during the second and third calendar quarters of each year, the Company’s disconnect rate and expenses related to retaining customers are typically higher in those calendar quarters than in the first and fourth quarters.  There is also a slight seasonal effect resulting in higher new customer volume and related cash expenditures incurred in investment in new subscribers in the second and third quarters.

Regulatory Matters

The Company’s operations are subject to a variety of laws, regulations and licensing requirements of federal, state and local authorities. In certain jurisdictions, the Company is required to obtain licenses or permits to comply with standards governing employee selection and training and to meet certain standards in the conduct of its business.  The security industry is also subject to requirements imposed by various insurance, approval, listing and standards organizations. Depending upon the type of subscriber served, the type of security service provided and the requirements of the applicable local governmental jurisdiction, adherence to the requirements and standards of such organizations is mandatory in some instances and voluntary in others.

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

Security alarm systems monitored by the Company utilize telephone lines, internet connections, cellular networks and radio frequencies to transmit alarm signals. The cost of telephone lines, and the type of equipment which may be used in telephone line transmission, are currently regulated by both federal and state governments. The operation and utilization of cellular and radio frequencies are regulated by the Federal Communications Commission and state public utility commissions.

For additional information on the regulatory frame work in which the Company operates, please see “Item 1A Risk Factors — Factors Relating to Regulatory Matters.”

Employees

At December 31, 2013, we had approximately 1,100 full-time employees and an additional 17 employees that are employed on a part-time or freelance basis, all of which are located in the U.S.

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

Factors Relating to Our Business

We face risks in acquiring and integrating new subscribers.

The acquisition of alarm monitoring contracts involves a number of risks, including the risk that the alarm monitoring contracts acquired through our dealer network may not be profitable due to higher than expected account attrition, lower than expected revenues from the alarm monitoring contracts or, when applicable, lower than expected recoveries from dealers. The cost paid to a dealer for an alarm monitoring contract is affected by the monthly recurring revenue generated by the alarm monitoring contract, as well as several other factors, including the level of competition, prior experience with alarm monitoring contracts acquired from the dealer, the number of alarm monitoring contracts acquired, the subscriber’s credit score and the type of security equipment used by the subscriber. To the extent that the servicing costs or the attrition rates are higher than expected or the revenues from the alarm monitoring contracts or, when applicable, the recoveries from dealers are lower than expected, our business and results of operations could be adversely affected.

Our customer generation strategies and the competitive market for customer accounts may affect our future profitability.

A significant element of our business strategy is the generation of new customer accounts through our dealer network, which accounted for approximately 88% of our new customer accounts for the year ended December 31, 2013, excluding accounts acquired in the Security Networks Acquisition. Our future operating results will depend in large part on our ability to manage our generation strategies effectively. Although we currently generate accounts through hundreds of authorized dealers, a significant portion of our accounts originate from a smaller number of dealers. We experience loss of dealers from our dealer network due to various factors, such as dealers becoming inactive or discontinuing their electronic security business and competition from other alarm monitoring companies. If we experience a loss of dealers representing a significant portion of our account generation engine or if we are unable to replace or recruit dealers in accordance with our business plans, our business, financial condition and results of operations could be materially and adversely affected.

We are subject to credit risk and other risks associated with our subscribers.

Substantially all of our revenues are derived from the recurring monthly revenue due from subscribers under the alarm monitoring contracts. Therefore, we are dependent on the ability and willingness of subscribers to pay amounts due under the alarm monitoring contracts on a monthly basis in a timely manner. Although subscribers are contractually obligated to pay amounts due under an alarm monitoring contract and are prohibited from canceling the alarm monitoring contract for the initial term of the alarm monitoring contract (typically between three and five years), subscribers’ payment obligations are unsecured, which could impair our ability to collect any unpaid amounts from our subscribers. To the extent payment defaults by subscribers under the alarm monitoring contracts are greater than anticipated, our business and results of operations could be materially and adversely affected.

We rely on a significant number of our subscribers remaining with us for an extended period of time.

We incur significant upfront cash costs for each new subscriber. We require a substantial amount of time, typically exceeding the initial term of the related alarm monitoring contract, to receive cash payments (net of variable cash operating costs) from a particular subscriber that are sufficient to offset this upfront cost. Accordingly, our long-term performance is dependent on our subscribers remaining with us for as long as possible. This requires us to minimize our rate of subscriber cancellations, or attrition. Factors that can increase cancellations include subscribers who relocate and do not reconnect, problems with service quality, competition from other alarm monitoring companies, equipment obsolescence, adverse economic conditions and the affordability of our service. If we fail to keep our subscribers for a sufficiently long period of time, attrition rates would be higher than expected and our financial position and results of operations could be materially and adversely affected. In addition, we may experience higher attrition rates with respect to subscribers acquired in bulk buys than subscribers acquired pursuant to our dealer program.

We are subject to credit risk and other risks associated with our dealers.

Under the standard alarm monitoring contract acquisition agreements that the Company enters into with its dealers, if a subscriber terminates their service with the Company during the first twelve months after the alarm monitoring contract has been acquired, the dealer is typically required to elect between substituting another alarm monitoring contract for the terminating alarm monitoring contract or compensating the Company in an amount based on the original acquisition cost of the terminating alarm monitoring contract. We are subject to the risk that dealers will breach their obligation to provide a comparable substitute alarm monitoring contract for a terminating alarm monitoring contract. Although we withhold specified amounts from the acquisition cost paid to dealers for alarm monitoring contracts (“holdback”), which may be used to satisfy or offset these and other applicable dealer obligations under the alarm monitoring contract acquisition agreements, there can be no guarantee that these amounts will be sufficient to satisfy or offset the full extent of the default by a dealer of its obligations under its agreement. If the holdback does prove insufficient to cover dealer obligations, we are also subject to the credit risk that the dealers may not have sufficient funds to compensate us or that any such dealer will otherwise breach its obligation to compensate us for a terminating alarm monitoring contract. To the extent defaults by dealers of the obligations under their agreements are greater than anticipated, our financial condition and results of operations could be materially and adversely affected.

The alarm monitoring business is subject to macroeconomic factors that may negatively impact our results of operations, including prolonged downturns in the housing market.

The alarm monitoring business is dependent in part on national, regional and local economic conditions. In particular, where disposable income available for discretionary spending is reduced (such as by higher housing, energy, interest or other costs or where the actual or perceived wealth of customers has decreased because of circumstances such as lower residential real estate values, increased foreclosure rates, inflation, increased tax rates or other economic disruptions), the alarm monitoring business could experience increased attrition rates and reduced consumer demand. Although we have continued to grow our business in the most recent periods of general economic downturn, no assurance can be given that we will be able to continue acquiring quality alarm monitoring contracts or that we will not experience higher attrition rates. In addition, any deterioration in new construction and sales of existing single family homes could reduce opportunities to grow our subscriber accounts from the sales of new security systems and services and the take-over of existing security systems that had previously been monitored by our competitors. If the general economic downturn is prolonged or materially worsens, our results of operations and subscriber account growth could be materially and adversely affected.

Adverse economic conditions in states where our subscribers are more heavily concentrated may negatively impact our results of operations.

Even as economic conditions may improve in the United States as a whole, this improvement may not occur or further deterioration may occur in the regions where our subscribers are more heavily concentrated (such as Texas, California, Florida and Arizona). Although we have a geographically diverse subscriber base, adverse conditions in one or more states where our business is more heavily concentrated could have a significant adverse effect on our business, financial condition and results of operations.

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

The nature of the services we provide potentially exposes us to greater risks of liability for employee acts or omissions or system failures than may be inherent in other businesses. If subscribers believe that they incurred losses as a result of an action or failure to act by the Company, the subscribers (or their insurers) could bring claims against us, and we have been subject to lawsuits of this type from time to time. Similarly, if dealers believe that they incurred losses or were denied rights under the alarm monitoring contract acquisition agreements as a result of an action or failure to act by the Company, the dealers could bring claims against us. Although substantially all of our alarm monitoring contracts and contract acquisition agreements contain provisions limiting our liability to subscribers and dealers, respectively, in an attempt to reduce this risk, the alarm monitoring contracts or a contract acquisition agreement that do not contain such provisions expose us to risks of liability that could materially and adversely affect our business. Moreover, even when such provisions are included in an alarm monitoring contract or alarm monitoring contract acquisition agreement, in the event of any such litigation, no assurance can be given that these limitations will be enforced, and the costs of such litigation or the related settlements or judgments could have a material adverse effect on our financial condition. In addition, there can be no assurance that we are adequately insured for these risks. Certain of our insurance policies and the laws of some states may limit or prohibit insurance coverage for punitive or certain other types of damages or liability arising from gross negligence. If significant uninsured damages are assessed against us, the resulting liability could have a material adverse effect on our financial condition or results of operations. See note 17 to our consolidated financial statements for the year ended December 31, 2013, incorporated by reference herein.

Future litigation could result in adverse publicity for the Company.

In the ordinary course of business, from time to time, the Company is the subject of complaints or litigation from subscribers or inquiries from government officials, sometimes related to alleged violations of state consumer protection statutes (including by its dealers), negligent dealer installation or negligent service of alarm monitoring systems. We may also be subject to employee claims based on, among other things, alleged discrimination, harassment or wrongful termination claims. In addition to diverting management resources, adverse publicity resulting from such allegations may materially and adversely affect our reputation in the communities we service, regardless of whether such allegations are unfounded. Such adverse publicity could result in higher attrition rates and greater difficulty in attracting new subscribers on terms that are attractive to us or at all.

An inability to provide the contracted monitoring service could adversely affect our business.

A disruption to both the main monitoring facilities and the back-up monitoring facility could affect our ability to provide alarm monitoring services to our subscribers. Our main monitoring facilities hold UL listings as protective signaling services stations and maintain certain standards of building integrity, redundant computer and communications facilities and backup power, among other safeguards. However, no assurance can be given that our main monitoring facilities will not be disrupted by a technical failure, including communication or hardware failures, catastrophic event or natural disaster, fire, weather, malicious acts or terrorism. Furthermore, no assurance can be given that our back-up monitoring center will not be disrupted by the same or a simultaneous event or that it will be able to perform effectively in the event our main monitoring centers are disrupted. Any such disruption, particularly one of a prolonged duration, could have a material adverse effect on our business.

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

Our monitoring services depend upon the technology (both hardware and software) of security alarm systems located at subscribers’ premises. We may be required to implement new technology both to attract and retain subscribers or in response to changes in land-line or cellular technology or other factors, which could require significant expenditures. In addition, the availability of any new features developed for use in our industry (whether developed by us or otherwise) can have a significant impact on a subscriber’s initial decision to choose us or our competitor’s products and a subscriber’s decision to renew with us or switch to one of our competitors. To the extent our competitors have greater capital and other resources to dedicate to responding to technological innovation over time, the products and services offered by us may become less attractive to current or future subscribers thereby reducing demand for such products and services and increasing attrition over time. Those competitors that benefit from more capital being available to them may be at a particular advantage to us in this respect. If we are unable to adapt in response to changing technologies, market conditions or customer requirements in a timely manner, such inability could adversely affect our business by increasing our rate of subscriber attrition. We also face potential competition from improvements in self-monitoring systems, which enable current or future subscribers to monitor their home environments without third-party involvement, which could further increase attrition rates over time and hinder the acquisition of new alarm monitoring contracts.

Shifts in customer choice of, or telecommunications providers’ support for, telecommunications services and equipment could adversely impact our business and require significant capital expenditures.

A significant portion of our subscriber alarm systems use either a traditional, land-line telecommunication service or a 2G cellular service to communicate alarm signals from the subscribers’ locations to our monitoring facilities. There is a growing trend for consumers to give up their land-line and exclusively use cellular and IP communication technology in their homes and businesses, and telecommunications providers may discontinue land-line services in the future. In addition, certain telecommunications providers have announced that they will stop supporting their 2G cellular networks in the future.  As land-line or 2G cellular network service is discontinued, subscribers with alarm systems that are not compatible with the newer cellular or IP communication technology, such as 3G and 4G networks, will need to replace certain equipment in their security system to maintain their monitoring service. This could increase our subscriber attrition rates and, to retain customers, require us to subsidize the replacement of subscribers’ outdated systems at our own expense. Any such upgrades or implementations could require significant expenditures and also divert management’s attention and other important resources away from customer service and sales efforts. In addition, we may not be able to successfully implement new technologies or adapt existing technologies to changing market demands in the future. If we are unable to adapt timely to changing technologies, market conditions or customer preferences, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

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

Our business depends on our reputation and ability to maintain good relationships with our subscribers, dealers and local regulators, among others. Our reputation may be harmed either through product defects, such as the failure of one or more of our subscribers’ alarm systems, or shortfalls in customer service. Subscribers generally judge our performance through their interactions with the staff at the monitoring centers, dealers and technicians who perform on-site maintenance services. Any failure to meet subscribers’ expectations in such customer service areas could cause an increase in attrition rates or make it difficult to recruit new subscribers. Any harm to our reputation or subscriber relationships caused by the actions of our dealers, personnel or third party service providers or any other factors could have a material adverse effect on our business, financial condition and results of operations.

A loss of experienced employees could adversely affect us.

The success of the Company has been largely dependent upon the active participation of our officers and employees. The loss of the services of key members of our management for any reason may have a material adverse effect on our operations and the ability to maintain and grow our business. We depend on the managerial skills and expertise of our management and employees to provide customer service by, among other things, monitoring and responding to alarm signals, coordinating equipment repairs, administering billing and collections under the alarm monitoring contracts and administering and providing dealer services under the contract acquisition agreements. There is no assurance that we will be able to retain our current management and other experienced employees or replace them satisfactorily to the extent they leave our employ. The loss of any such experienced employees’ services and expertise could materially and adversely affect our business.

The high level of competition in our industry could adversely affect our business.

The security alarm monitoring industry is highly competitive and fragmented. As of December 31, 2013, we were one of the largest alarm monitoring companies in the U.S. when measured by the total number of subscribers under contract. We face competition from other alarm monitoring companies, including companies that have more capital and that may offer higher prices and more favorable terms to dealers for alarm monitoring contracts or charge lower prices for monitoring services. We also face competition from a significant number of small regional competitors that concentrate their capital and other resources in targeting local markets and forming new marketing channels that may displace the existing alarm system dealer channels for acquiring alarm monitoring contracts. Further, we are facing increasing competition from telecommunications and cable companies who are expanding into alarm monitoring services and bundling their existing offerings with monitored security services. The existing access to and relationship with subscribers that these companies have could give them a substantial advantage over us, especially if they are able to offer subscribers a lower price by bundling these services. Any of these forms of competition could reduce the acquisition opportunities available to us, thus slowing our rate of growth, or requiring us to increase the price paid for subscriber accounts, thus reducing our return on investment and negatively impacting our revenues and results of operations.

Our acquisition strategy may not be successful.

One focus of our strategy is to seek opportunities to grow free cash flow through strategic acquisitions, which may include leveraged acquisitions. However, there can be no assurance that we will be able to consummate that strategy, and if we are not able to invest our capital in acquisitions that are accretive to free cash flow it could negatively impact our growth. Our ability to consummate such acquisitions may be negatively impacted by various factors, including among other things:

•                  failure to identify attractive acquisition candidates on acceptable terms;

•                  competition from other bidders;

•                  inability to raise any required financing; and

•                  antitrust or other regulatory restrictions, including any requirements that may be imposed by government agencies as a condition to any required regulatory approval.

If we engage in any acquisition, it will incur a variety of costs, and may never realize the anticipated benefits of the acquisition. If we undertake any acquisition, the process of operating such acquired business may result in unforeseen operating difficulties and expenditures, including the assumption of the liabilities and exposure to unforeseen liabilities of such acquired business and the possibility of litigation or other claims in connection with, or as a result of, such an acquisition, including claims from terminated employees, customers, former stockholders or other third parties. Moreover, we may fail to realize the anticipated benefits of any acquisition as rapidly as expected or at all, and we may experience increased attrition in our subscriber base and/or a loss of dealer relationships and difficulties integrating acquired businesses, technologies and personnel into our business or achieving anticipated operations efficiencies or cost savings. Future acquisitions could cause us to incur debt and expose us to liabilities. Further, we may incur significant expenditures and devote substantial management time and attention in anticipation of an acquisition that is never realized. Lastly, while we intend to implement appropriate controls and procedures as we integrate any acquired companies, we may not be able to certify as to the effectiveness of these companies’ disclosure controls and procedures or internal control over financial reporting within the time periods required by U.S. federal securities laws and regulations.

We cannot assure you that the Security Networks Acquisition will be beneficial to us.

We cannot assure you that the Security Networks Acquisition will achieve the desired benefits of the transaction, including potential synergies. The Security Networks Acquisition substantially increased the size of the Company’s business and our failure to successfully complete the integration of Security Networks’ assets into our existing business could adversely affect our financial condition and results of operations.  In addition, as a result of the Security Networks Acquisition, we face numerous risks, including: (i) a potential increase in attrition rates with respects to our larger subscriber base, (ii) a potential loss of dealer relationships, (iii)

unanticipated liabilities, costs and operating difficulties and expenditures and (iv) the potential diversion of management’s time and resources to the integration process and away from the core business.  Also, in connection with the completion of the Security Networks Acquisition, we incurred numerous transaction and acquisition-related fees and costs, and we expect to incur additional costs until the integration of the Security Networks business is completed.

If any of these risks were to materialize, the desired benefits of the Security Networks Acquisition may not be fully realized, if at all, and our future financial performance and results of operations could be negatively impacted.

We may be unable to obtain additional funds to grow our business.

We intend to continue to pursue growth through the acquisition of subscriber accounts through our authorized dealer network, among other means. To continue our growth strategy, we intend to make additional drawdowns under the revolving credit portion of our Credit Facility and may seek financing through new credit arrangements or the possible sale of new securities, any of which may lead to higher leverage or result in higher borrowing costs. An inability to obtain funding through external financing sources on favorable terms or at all is likely to adversely affect our ability to continue or accelerate our subscriber account acquisition activities.

We may pursue business opportunities that diverge from our current business model, which may cause our business to suffer.

We may pursue business opportunities that diverge from our current business model, including expanding our products or service offerings, investing in new and unproven technologies, adding customer acquisition channels and forming new alliances with companies to market our services. We can offer no assurance that any such business opportunities will prove to be successful. Among other negative effects, our pursuit of such business opportunities could cause our cost of investment in new customers to grow at a faster rate than our recurring revenue and revenue from installations. Additionally, any new alliances or customer acquisition channels could have higher cost structures than our current arrangements, which could reduce operating margins and require more working capital. In the event that working capital requirements exceed operating cash flow, we might be required to draw on our Credit Facility or pursue other external financing, which may not be readily available. Any of these factors could materially and adversely affect our business, financial condition, results of operations and cash flows.

Third party claims with respect to our intellectual property (including the intellectual property of Security Networks), if decided against us, may result in competing uses of our intellectual property or require the adoption of new, non-infringing intellectual property.

We have received and may continue to receive notices claiming our committed intellectual property infringement, misappropriation or other intellectual property violations and third parties have claimed, and may, in the future, claim that we do not own or have rights to use all intellectual property rights used in the conduct of our business. While we do not believe that any of the currently outstanding claims are material, there can be no assurance that third parties will not assert future infringement claims against us or claim that our rights to our intellectual property are invalid or unenforceable, and we cannot guarantee that these claims will be unsuccessful. Any claims involving rights to use the “Monitronics” mark or the “Security Networks” mark could have a material adverse effect on our business if such claims were decided against us and we were precluded from using or licensing the “Monitronics” mark or the “Security Networks” mark or others were allowed to use either such mark. If we were required to adopt a new name, it would entail marketing costs in connection with building up recognition and goodwill in such new name. In the event that we are enjoined from using any of our other intellectual property, there would be costs associated with the replacement of such intellectual property with developed, acquired or licensed intellectual property. There would also be costs associated with the defense and settlement of any infringement or misappropriation allegations and any damages that may be awarded.

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

Enactment of these measures could adversely affect our future operations and business.  For example, numerous cities or metropolitan areas have implemented verified response ordinances for residential and commercial burglar alarms. A verified response policy means that police officers generally do not respond to an alarm until someone else (e.g., the resident, a neighbor or a security guard) first verifies that it is valid.  Some alarm monitoring companies operating in these areas hire security guards or use third-party guard firms to verify an alarm.  If we need to hire security guards or use third-party guard firms, it could have a material adverse effect on our business through either increased servicing costs, which could negatively affect the ability to fund properly our ongoing operations, or increased costs to our customer, which may limit our ability to attract new customers or increase our subscriber attrition rates. In addition, the perception that police departments will not respond to third-party monitored burglar alarms, may reduce customer satisfaction with traditional monitored alarm systems, which may also result in increased attrition rates or decreased customer demand. Although we have less than 40,000 subscribers in these areas, a more widespread adoption of such a policy or similar policies in other cities or municipalities could materially and adversely affect our business.

Our business operates in a regulated industry.

Our business, operations and dealers are subject to various U.S. federal, state and local consumer protection laws, licensing regulation and other laws and regulations, and, to a lesser extent, similar Canadian laws and regulations. While there are no U.S. federal laws that directly regulate the security alarm monitoring industry, our advertising and sales practices and that of our dealer network are subject to regulation by the U.S. Federal Trade Commission (the “FTC”) in addition to state consumer protection laws. The FTC and the Federal Communications Commission have issued regulations that place restrictions on, among other things, unsolicited automated telephone calls to residential and wireless telephone subscribers by means of automatic telephone dialing systems and the use of prerecorded or artificial voice messages. If our dealers were to take actions in violation of these regulations, such as telemarketing to individuals on the “Do Not Call” registry, we could be subject to fines, penalties, private actions or enforcement actions by government regulators. Although we have taken steps to insulate us from any such wrongful conduct by our dealers, and to require our dealers to comply with these laws and regulations, no assurance can be given that we will not be exposed to liability as result of our dealers’ conduct. In addition, the business practices of some dealers that we acquired in the Security Networks Acquisition vary from our business practices and those of our existing dealers, including with respect to the amount and type of dealer contact with subscribers. If any such dealers do not comply with applicable laws, we may be exposed to increased liability and penalties. Further, to the extent that any changes in law or regulation further restrict the lead generation activity of its dealers, these restrictions could result in a material reduction in subscriber acquisition opportunities, reducing the growth prospects of our business and adversely affecting our financial condition and future cash flows. In addition, most states in which we operate have licensing laws directed specifically toward the monitored security services industry. Our business relies heavily upon wireline and cellular telephone service to communicate signals. Wireline and cellular telephone companies are currently regulated by both federal and state governments. Changes in laws or regulations could require us to change the way we operate, which could increase costs or otherwise disrupt operations. In addition, failure to comply with any such applicable laws or regulations could result in substantial fines or revocation of its operating permits and licenses, including in geographic areas where its services have substantial penetration, which could adversely affect our business and financial condition. Further, if these laws and regulations were to change or we failed to comply with such laws and regulations as they exist today or in the future, our business, financial condition and results of operations could be materially and adversely affected.

Increased adoption of statutes and governmental policies purporting to void automatic renewal provisions in the alarm monitoring contracts, or purporting to characterize certain charges in the alarm monitoring contracts as unlawful, could adversely affect our business and operations.

The alarm monitoring contracts typically contain provisions automatically renewing the term of the contract at the end of the initial term, unless a cancellation notice is delivered in accordance with the terms of the contract. If the customer cancels prior to the end of the contract term, other than in accordance with the contract, we may charge the customer an early cancellation fee as specified in the contract, which typically allows us to charge 80% of the amounts that would have been paid over the remaining term of the contract. Several states have adopted, or are considering the adoption of, consumer protection policies or legal precedents which purport to void or substantially limit the automatic renewal provisions of contracts such as the alarm monitoring contracts, or otherwise restrict the charges that can be imposed upon contract cancellation. Such initiatives could negatively impact our business. Adverse judicial determinations regarding these matters could increase legal exposure to customers against whom such charges have been imposed, and the risk that certain customers may seek to recover such charges through litigation. In addition, the costs of defending such litigation and enforcement actions could have an adverse effect on our business and operations.

Factors Relating to Our Indebtedness

We have a substantial amount of indebtedness and the costs of servicing that debt may materially affect our business and ours.

We have a significant amount of indebtedness.  As of December 31, 2013, we had consolidated indebtedness of $1,606,793,000.  That substantial indebtedness, combined with our other financial obligations and contractual commitments, could have important consequences to us.  For example, it could:

•                  make it more difficult to satisfy our obligations with respect to our existing and future indebtedness, and any failure to comply with the obligations under any of the agreements governing our indebtedness could result in an event of default under such agreements;

•                  require the Company to dedicate a substantial portion of any cash flow to the payment of interest and principal due under our indebtedness, which will reduce funds available to fund future subscriber account acquisitions, working capital, capital expenditures and other general corporate requirements;

•                  increase our vulnerability to general adverse economic and industry conditions;

•                  limit our flexibility in planning for, or reacting to, changes in our business and the markets in which we operate;

•                  limit our ability to obtain additional financing required to fund future subscriber account acquisitions, working capital, capital expenditures and other general corporate requirements;

•                  expose us to market fluctuations in interest rates;

•                  place us at a competitive disadvantage compared to some of our competitors that are less leveraged;

•                  reduce or delay investments and capital expenditures; and

•                  cause any refinancing of the Company’s indebtedness to be at higher interest rates and require us to comply with more onerous covenants, which could further restrict our business operations.

The agreements governing our various debt obligations, including our Credit Facility and the indenture governing the Senior Notes, impose restrictions on our business and such restrictions could adversely affect our ability to undertake certain corporate actions.

The agreements governing our indebtedness restrict our ability to, among other things:

•                  incur additional indebtedness;

•                  make certain dividends or distributions with respect to any of our capital stock;

•                  make certain loans and investments;

•                  create liens;

•                  enter into transactions with affiliates, including our parent company, Ascent Capital;

•                  restrict subsidiary distributions;

•                  dissolve, merge or consolidate;

•                  annual limits on the amount of capital expenditures;

•                  transfer, sell or dispose of assets;

•                  enter into or acquire certain types of alarm monitoring contracts;

•                  enter into certain transactions with affiliates;

•                  make certain amendments to our organizational documents;

•                  make changes in the nature of our business;

•                  enter into certain burdensome agreements;

•                  make accounting changes;

•                  use proceeds of loans to purchase or carry margin stock; and

•                  allow the suspension of alarm licenses.

In addition, the Company also must comply with certain financial covenants under the Credit Facility that require it to maintain a consolidated total leverage ratio (as defined in the Credit Facility) of not more than 5.00 to 1.00 through June 30, 2015 and then 4.50 to 1.00 thereafter, a consolidated senior secured leverage ratio (as defined in the Credit Facility) of not more than 3.25 to 1.00 through June 30, 2015 and then 3.00 to 1.00 thereafter, a consolidated interest coverage ratio (as defined in the Credit Facility) of not less than 2.00 to 1.00, each of which is calculated quarterly on a trailing twelve-month basis. In addition, the revolving portion of the Credit Facility requires the Company to maintain a consolidated senior secured RMR leverage ratio (as defined in the Credit Facility) of no more than 28.0 to 1.00, calculated quarterly, and an attrition rate (as defined in the Credit Facility) of no more than 15.0%, calculated quarterly on a trailing twelve-month basis. If the Company cannot comply with any of these financial covenants, or if the Company or any of its subsidiaries fails to comply with the restrictions contained in the Credit Facility, such failure could lead to an event of default and the Company may not be able to make additional drawdowns under the revolving portion of the Credit Facility, which would limit its ability to manage its working capital requirements. In addition, failure to comply with the financial covenants or restrictions contained in the Credit Facility could lead to an event of default, which could result in the acceleration of a substantial amount of our indebtedness.

We have a history of losses and may incur losses in the future.

We have incurred losses in our three most recently completed fiscal years.  In future periods, we may not be able to achieve or sustain profitability on a consistent quarterly or annual basis.  Failure to maintain profitability in future periods may materially and adversely affect our ability to make payments on our outstanding debt obligations.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The Company leases approximately 110,000 square feet in Dallas, Texas to house its executive offices, monitoring and certain call centers, sales and marketing and data retention functions.  Approximately 98,000 square feet of the 110,000 square feet is under an eleven-year lease expiring May 31, 2015 and 12,000 square feet is under a seven-year lease expiring January 31, 2015.  The Company also leases approximately 53,000 square feet in Irving, Texas, to house certain call center operations and 13,000 square feet in McKinney, Texas, for the back-up monitoring facility.

As a result of the Security Networks Acquisition, the Company obtained leases of approximately 28,000 square feet of office space in West Palm Beach and Kissimmee, Florida, which housed Security Networks’ executive offices, monitoring and call centers, sales and marketing and data retention functions.  Approximately 3,000 and 15,000 of the total 28,000 square feet of lease space is set to expire in April of 2014 and December of 2015, respectively.  The remaining square footage is on a month-to-month lease term basis.  We expect to terminate all of these leases in 2014 as the facilities will be shut down.

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

ITEM 4.  MINING SAFETY DISCLOSURES

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Pursuant to the Monitronics Acquisition, the Company deauthorized all shares of Class A and Class B common stock upon its merger with Merger Sub on December 17, 2010. The newly formed entity has one share of common stock issued and outstanding to Ascent Capital as of December 31, 2010.  There have been no changes to the common stock issued and outstanding since the Monitronics Acquisition.

We have paid $2,000,000 in dividends to Ascent Capital for the year ended December 31, 2013. From time to time we may provide dividends to Ascent Capital as permitted in our Credit Facility.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth our selected consolidated financial and other operating data for the periods presented. The data relating to periods ending prior to December 17, 2010 reflects the consolidated financial data before the Monitronics Acquisition (the “Predecessor”). In connection with the Monitronics Acquisition, we changed our fiscal year end from June 30 to December 31.  The data relating to periods ending after December 17, 2010, represent the consolidated financial data after the Monitronics Acquisition (the “Successor”).

The (i) selected balance sheet data as of December 31, 2013 and 2012 and (ii) the selected statement of operations data for the fiscal years ended December 31, 2013, 2012 and 2011 are derived from the accompanying consolidated financial statements and notes included elsewhere in this Annual Report and should be read in conjunction with those financial statements and notes thereto.   The balance sheet data as of December 31, 2011, December 31, 2010, June 30, 2010 and June 30, 2009 and the statement of operations data for the periods July 1, 2010 to December 16, 2010 and December 17, 2010 to December 31, 2010 and years ended June 30, 2010 and 2009 presented in this table were derived from previously issued financial statements, including those issued in Amendment No. 1 to Monitronics’ Registration Statement on Form S-4, filed with the Securities and Exchange Commission on June 22, 2012.   Balance sheet financial data for the periods ending December 31, 2012, 2011 and 2010 and statement of operations financial date for the fiscal years ended December 31, 2012 and 2011 have been adjusted for a correction of immaterial error (see note 4, Correction of Immaterial Error, in the accompanying consolidated financial statements and notes included elsewhere herein for further information).

	Successor				Predecessor
Summary Balance Sheet Data	As of December 31,			Transition Period As of December 31,	As of June 30,
(Amounts in thousands):	2013	2012	2011	2010	2010	2009

Current assets	$32,263	35,688	54,433	44,110	$104,815	125,747
Property and Equipment, net	$24,561	20,559	19,977	20,689	$15,718	17,633
Total assets	$2,018,537	1,446,444	1,333,874	1,320,802	$803,564	767,884
Current liabilities	$86,831	60,747	103,142	49,370	$33,330	29,245
Long-term debt	$1,597,627	1,101,433	892,718	896,733	$844,188	813,384
Stockholder’s equity	$291,724	258,924	288,624	294,990	$(153,623)	(153,807)

	Successor				Predecessor
Summary Statement of Operations Data	Fiscal Year Ended December 31,			Transition Period December 17, to December 31,	Transition Period July 1 To December 16,	Fiscal Year Ended June 30,
(Amounts in thousands):	2013	2012	2011	2010	2010	2010	2009

Net revenue	$451,033	344,953	311,898	9,129	$133,432	271,951	234,432
Operating income (loss)	$82,539	66,167	49,187	(602)	$19,875	61,829	37,165
Net income (loss)	$(17,623)	(16,776)	(6,759)	(4,230)	$4,081	(122)	(55,141)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying consolidated financial statements and the notes thereto included elsewhere herein.

Overview

We provide security alarm monitoring and related services to residential and business subscribers throughout the U.S. and parts of Canada.  We monitor signals arising from burglaries, fires, medical alerts and other events through security systems at subscribers’ premises.  Nearly all of our revenues are derived from monthly recurring revenues under security alarm monitoring contracts acquired through our exclusive nationwide network.

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

Account cancellation, otherwise referred to as subscriber attrition, has a direct impact on the number of subscribers that the Company services and on its financial results, including revenues, operating income and cash flow.  A portion of the subscriber base can be expected to cancel its service every year. Subscribers may choose not to renew or terminate their contract for a variety of reasons, including relocation, cost and switching to a competitor’s service.  The largest category of canceled accounts relate to subscriber relocation or the inability to contact the subscriber.  The Company defines its attrition rate as the number of canceled accounts in a given period divided by the weighted average of number of subscribers for that period.  The Company considers an account canceled if payment from the subscriber is deemed uncollectible or if the subscriber cancels for various reasons.  If a subscriber relocates but continues its service, this is not a cancellation.  If the subscriber relocates, discontinues its service and a new subscriber takes over the original subscriber’s service continuing the revenue stream, this is also not a cancellation.  The Company adjusts the number of canceled accounts by excluding those that are contractually guaranteed by its dealers.  The typical dealer contract provides that if a subscriber cancels in the first year of its contract, the dealer must either replace the canceled account with a new one or refund to the Company the cost paid to acquire the contract. To help ensure the dealer’s obligation to the Company, the Company typically maintains a dealer funded holdback reserve ranging from 5-10% of subscriber accounts in the guarantee period.  In some cases, the amount of the holdback liability may be less than actual attrition experience.

The table below presents subscriber data for the twelve months ended December 31, 2013 and 2012:

	Twelve Months Ended December 31,
	2013	2012

Beginning balance of accounts	812,539	700,880
Accounts acquired	354,541	202,379
Accounts cancelled	(111,889)	(89,724)
Canceled accounts guaranteed by dealer and acquisition adjustment (a) (b)	(9,036)	(996)
Ending balance of accounts	1,046,155	812,539
Monthly weighted average accounts	908,921	732,694
Attrition rate	(12.3)%	(12.2)%

(a)         Canceled accounts that are contractually guaranteed to be refunded from holdback.

(b)         Includes 2,064 subscriber accounts that were proactively cancelled during 2013 because they were active with both Monitronics and Security Networks upon acquisition.

We analyze our attrition by classifying accounts into annual pools based on the year of acquisition.  We then track the number of accounts that cancel as a percentage of the initial number of accounts acquired for each pool for each year subsequent to its acquisition.  Based on the average cancellation rate across the pools, in recent years we have averaged less than 1% attrition within the initial 12-month period after considering the accounts which were replaced or refunded by the dealers at no additional cost to us.  Over the next few years of the subscriber account life, the number of subscribers that cancel as a percentage of the initial number of subscribers in that pool gradually increases and historically has peaked following the end of the initial contract term, which is typically three to five years.  The peak following the end of the initial contract term is primarily a result of the buildup of subscribers that moved or no longer had need for the service but did not cancel their service until the end of their initial contract term.  Subsequent to the peak following the end of the initial contract term, the number of subscribers that cancel as a percentage of the initial number of subscribers in that pool declines.

Accounts Acquired

During the three months ended December 31, 2013 and 2012, the Company acquired 37,341 and 120,660 subscriber accounts.  Subscriber accounts acquired for the three months ended December 31, 2012 include approximately 93,000 accounts purchased in a bulk buy on October 25, 2012.  In addition, acquired contracts for the twelve months ended December 31, 2013 include 203,898 accounts acquired in the Security Networks Acquisition, which was completed on August 16, 2013.

Recurring monthly revenue (“RMR”) acquired during the three and twelve months ended December 31, 2013 was approximately $1,704,000 and $6,772,000, respectively, without giving effect to RMR acquired in the Security Networks Acquisition.  RMR of approximately $8,681,000 was acquired in the Security Networks Acquisition.  RMR acquired during the three and twelve months ended December 31, 2012 was approximately $5,661,000 and $9,262,000, respectively, which includes purchased RMR of approximately $4,400,000 from the October 25, 2012 bulk buy.

Adjusted EBITDA

We evaluate the performance of our operations based on financial measures such as revenue and “Adjusted EBITDA.”  Adjusted EBITDA is defined as net income (loss) before interest expense, interest income, income taxes, depreciation, amortization (including the amortization of subscriber accounts and dealer network), realized and unrealized gain/(loss) on derivative instruments, restructuring charges, stock-based and other non-cash long-term incentive compensation, and other non-cash or nonrecurring charges.   The Company believes that Adjusted EBITDA is an important indicator of the operational strength and performance of its business, including the business’ ability to fund its ongoing acquisition of subscriber accounts, its capital expenditures and to service its debt.  In addition, this measure is used by management to evaluate operating results and perform analytical comparisons and identify strategies to improve performance.   Adjusted EBITDA is also a measure that is customarily used by financial analysts to evaluate the financial performance of companies in the security alarm monitoring industry and is one of the financial measures, subject to certain adjustments, by which our covenants are calculated under the agreements governing their debt obligations.  Adjusted EBITDA does not represent cash flow from operations as defined by generally accepted accounting principles (“GAAP”), should not be construed as an alternative to net income or loss and is indicative neither of our results of operations nor of cash flows available to fund all of our cash needs.  It is, however, a measurement that the Company believes is useful to investors in analyzing its operating performance.  Accordingly, Adjusted EBITDA should be considered in addition to, but not as a substitute for, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP.  Adjusted EBITDA is a non-GAAP financial measure.  As companies often define non-GAAP financial measures differently, Adjusted EBITDA as calculated by the Company should not be compared to any similarly titled measures reported by other companies.

Results of Operations

	Years ended December 31,
	2013	2012	2011

Net revenue	$451,033 (a)	344,953	311,898 (b)
Cost of services	74,136	49,978	40,699
Selling, general, and administrative	77,162	60,054	57,689
Amortization of subscriber accounts, dealer network and other intangible assets	208,760	163,468	159,619
Restructuring charges	1,111	—	—
Interest expense	96,145	71,405	42,698
Realized and unrealized loss on derivative financial instruments	—	2,044	10,601
Income tax expense	4,017	2,619	2,564
Net loss	(17,623)	(16,776)	(6,759)

Adjusted EBITDA (c)	$305,250	235,675	213,820
Adjusted EBITDA as a percentage of Revenue	67.7%	68.3%	68.6%

(a)         Net revenue for the year ended December 31, 2013 reflects the negative impact of a $2,715,000 fair value adjustment that reduced deferred revenue acquired in the Security Networks Acquisition.

(b)         Net revenue for the year ended December 31, 2011 reflects the negative impact of a $2,295,000 fair value adjustment that reduced deferred revenue acquired in the Monitronics Acquisition.

(c)          See reconciliation to net loss below.

Net Revenue.  Revenue increased $106,080,000, or 30.8%, for the year ended December 31, 2013 as compared to the corresponding prior year.  The increase in net revenue is attributable to the growth in the number of subscriber accounts and the increase in average monthly revenue per subscriber.  The growth in subscriber accounts reflects the effects of the Security Networks Acquisition in August 2013, which included over 200,000 subscriber accounts, acquisition of over 136,000 accounts through Monitronics’ authorized dealer program subsequent to December 31, 2012, and the purchase of approximately 18,200 accounts in various bulk buys over the last 12 months.  In addition, average monthly revenue per subscriber increased from $39.50 as of December 31, 2012 to $40.90 as of December 31, 2013.  Net revenue for the year ended December 31, 2013 also reflects the negative impact of a $2,715,000 fair value adjustment that reduced deferred revenue acquired in the Security Networks Acquisition.

Revenue increased $33,055,000, or 10.6%, for the year ended December 31, 2012 as compared to the corresponding prior year.  The increase is attributable to the increase in the number of subscriber accounts from 700,880 as of December 31, 2011 to 812,539 as of December 31, 2012.  Approximately 93,000 accounts were purchased in a bulk buy on October 25, 2012, which provided approximately $9,640,000 in increased revenue.  Average monthly revenue per subscriber increased from $37.49 as of December 31, 2011 to $39.50 as of December 31, 2012.  Furthermore, the increase is partially attributable to a $2,295,000 fair value adjustment associated with deferred revenue acquired in the Monitronics Acquisition, which reduced net revenue for the year ended December 31, 2011.

Cost of Services.  Cost of services increased $24,158,000 or 48.3%, for the year ended December 31, 2013 as compared to the corresponding prior year.  The increase is primarily attributable to increases in cellular and service costs.  Cellular costs have increased due to more accounts being monitored across the cellular network, which often include interactive and home automation services.  This has also resulted in higher service costs as existing subscribers upgrade their systems.  In addition, cost of services for the year ended December 31, 2013, includes Security Networks costs of $8,233,000.  Cost of service as a percent of net revenue increased from 14.5% for the year ended December 31, 2012 to 16.4% for the year ended December 31, 2013.

Cost of services increased $9,279,000 or 22.8%, for the year ended December 31, 2012 as compared to the corresponding prior year.  The increase is attributable to an increased number of accounts monitored across the cellular network and an increase in interactive and home automation services, which resulted in higher operating and service costs.  Cost of service as a percent of net revenue increased from 13.0% for the year ended December 31, 2011 to 14.5% for the year ended December 31, 2012.

Selling, General and Administrative.  Selling, general and administrative expense (“SG&A”) increased $17,108,000, or 28.5%, for the year ended December 31, 2013 as compared to the corresponding prior year.  The increase is attributable to increased payroll expenses of approximately $2,379,000, the inclusion of Security Networks SG&A of $6,456,000 and other increases due to Monitronics’ subscriber growth in 2013.  The Company also incurred acquisition and integration costs of $2,470,000 and $1,264,000, respectively, related to professional services rendered and other costs incurred in connection with the Security Networks Acquisition.  SG&A as a percent of net revenue decreased from 17.4% for the year ended December 31, 2012 to 17.1% for the year ended December 31, 2013.

SG&A increased $2,365,000, or 4.1%, for the year ended December 31, 2012 as compared to the corresponding prior year.  The increase was attributable to increased payroll, marketing and stock-based compensation expenses of approximately $3,525,000 as compared to the corresponding prior year period.  The increase in stock-based compensation expense is related to restricted stock and stock option awards granted to certain employees during 2011 and 2012.  The increase was partially offset by a non-recurring $2,640,000 charge related to an ongoing litigation matter recorded for the year ended December 31, 2011.  SG&A as a percent of net revenue decreased from 18.5% for the year ended December 31, 2011 to 17.4% for the year ended December 31, 2012.

Amortization of Subscriber Accounts and Dealer Network.  Amortization of subscriber accounts, dealer network and other intangible assets increased $45,292,000 and $3,849,000 for the years ended December 31, 2013 and 2012, respectively, as compared to the corresponding prior years.  The 2013 increase is attributable to amortization of subscriber accounts acquired subsequent to December 31, 2012, including amortization of approximately $23,599,000 related to the definite lived intangible assets acquired in the Security Networks Acquisition. The 2012 increase is primarily attributable to amortization of subscriber accounts acquired subsequent to December 31, 2011.

Restructuring Charges.  In connection with the Security Networks Acquisition, management approved a restructuring plan to transition Security Networks operations in West Palm Beach and Kissimmee, Florida to Dallas, Texas (the “2013 Restructuring Plan”).   The 2013 Restructuring Plan provides certain employees with a severance package that entitles them to benefits upon completion of the transition in 2014.  Severance costs related to the 2013 Restructuring Plan are recognized ratably over the future service period.  During the year ended December 31, 2013, the Company recorded $1,111,000 of restructuring charges related to employee termination benefits.

Additionally, in connection with the 2013 Restructuring Plan, the Company allocated approximately $492,000 of the Security Networks Purchase Price to accrued restructuring in relation to the Security Networks’ severance agreement entered into with its former Chief Executive Officer.

There were no restructuring charges recorded for the years ended December 31, 2012 and 2011.

The following table provides the activity and balances of the Company’s restructuring plans (amounts in thousands):

	Year ended December 31, 2013
2013 Restructuring Plan	Opening balance	Additions	Deductions (b)	Other		Ending balance

Severance and retention	$—	1,111	(33)	492	(a)	1,570

(a)         Amount was recorded upon the acquisition of Security Networks.

(b)         Represents cash payments.

Interest Expense.  Interest expense increased $24,740,000 and $28,707,000 for the years ended December 31, 2013 and 2012, respectively, as compared to the corresponding prior years.  The increase in interest expense for the year ended December 31, 2013 and 2012 is due to the presentation of interest cost related to the Company’s current derivative instruments and increases in the Company’s consolidated debt balance. Interest cost related to the Company’s current derivative instruments is presented in Interest expense on the statement of operations as the related derivative instrument is an effective cash flow hedge of the Company’s interest rate risk for which hedge accounting is applied.  As the Company did not apply hedge accounting on its prior derivative instruments, the related interest costs incurred prior to March 23, 2012 are presented in Realized and unrealized loss on derivative financial instruments in the condensed consolidated statements of operations and comprehensive income (loss).  The 2013 increases were offset by decreased interest rates on the Credit Facility term loans due to the March 2013 amendment to the Credit Facility agreement.  Additionally, increases in 2013 and 2012 interest expense are offset by decreases in amortization of debt discount, as the debt discount related to the securitized debt structure outstanding prior to the March 23, 2012 refinancing exceeded debt discounts on the current outstanding debt.  Amortization of debt discount for the year ended December 31, 2013, 2012 and 2011 was $883,000 and $4,473,000 and $16,985,000, respectively.

Realized and Unrealized Loss on Derivative Financial Instruments.  Realized and unrealized loss on derivative financial instruments was $2,044,000 and $10,601,000 for the years ended December 31, 2012 and 2011, respectively.  The decrease in 2012 is attributable to the March 23, 2012 settlement of the Company’s prior derivative instruments for which hedge accounting was not applied.

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

Income Tax Expense.  For the year ended December 31, 2013, we had a pre-tax loss of $13,606,000 and income tax expense of $4,017,000.  For the year ended December 31, 2012, we had a pre-tax loss of $14,157,000 and income tax expense of $2,619,000.  For the year ended December 31, 2011, we had a pre-tax loss of $4,195,000 and income tax expense of $2,564,000.  Income tax expense for the year ended December 31, 2013 is attributable to Texas state margin tax and the deferred tax impact from amortization of deductible goodwill attributable to the Security Networks Acquisition, offset by the reduction in valuation allowance as a result of acquisition accounting for the Security Networks Acquisition.  Income tax expense from continuing operations for the year ended December 31, 2012, and 2011 is primarily attributable to Texas state margin tax incurred on the Company’s operations.

Adjusted EBITDA.  The following table provides a reconciliation of total Adjusted EBITDA to net loss (amounts in thousands):

	Year Ended December 31,
	2013	2012	2011

Total Adjusted EBITDA	$305,250	235,675	213,820
Amortization of subscriber accounts, dealer network and other intangible assets	(208,760)	(163,468)	(159,619)
Depreciation	(7,327)	(5,286)	(4,704)
Stock-based and long-term incentive compensation	(1,779)	(1,384)	(393)
Restructuring charges	(1,111)	—	—
Security Networks acquisition related costs	(2,470)	—	—
Security Networks integration related costs	(1,264)	—	—
Realized and unrealized loss on derivative instruments	—	(2,044)	(10,601)
Refinancing costs	—	(6,245)	—
Interest expense	(96,145)	(71,405)	(42,698)
Income tax expense from continuing operations	(4,017)	(2,619)	(2,564)
Net loss	$(17,623)	(16,776)	(6,759)

Adjusted EBITDA increased $69,575,000, or 29.5% for the year ended December 31, 2013 as compared to the corresponding prior year.  The increase in Adjusted EBITDA was primarily due to revenue growth.  Adjusted EBITDA increased $21,855,000, or 10.2% for the year ended December 31, 2012 as compared to the corresponding prior year.  The increase in Adjusted EBITDA was primarily due to revenue growth.

Liquidity and Capital Resources

At December 31, 2013, we have $4,355,000 of cash and cash equivalents.  Our primary source of funds is our cash flows from operating activities, which are generated from alarm monitoring and related service revenues.  During the years ended December 31, 2013, 2012 and 2011, our cash flow from operating activities was $214,649,000, $167,284,000 and $149,705,000, respectively.  The primary driver of our cash flow from operating activities is Adjusted EBITDA.  Fluctuations in our Adjusted EBITDA are discussed in “Results of Operations” above.  In addition, our cash flow from operating activities may be significantly impacted by changes in working capital.

During the years ended December 31, 2013, 2012 and 2011, we used cash of $234,914,000, $304,665,000 and $162,714,000, respectively, to fund the acquisition of subscriber accounts, net of holdback and guarantee obligations.  In addition, during the years ended December 31, 2013, 2012 and 2011, we used cash of $9,925,000, $5,868,000 and $4,003,000, respectively, to fund our capital expenditures.

In 2013, we paid cash of $478,738,000 as part of the purchase price paid to acquire Security Networks, net of Security Networks cash on hand of $3,096,000.  The Security Networks Acquisition was funded by cash contributions from Ascent Capital, the proceeds of the issuance of $175,000,000 in aggregate principal amount of 9.125% Senior Notes due 2020, the proceeds of incremental term loans of $225,000,000 million issued under the Company’s existing credit facility, and the proceeds of a $100,000,000 intercompany loan from Ascent Capital (the “Ascent Intercompany Loan”).  In addition to the cash paid, the purchase price also consisted of 253,333 shares of Ascent Capital’s Series A common stock (the “Ascent Shares”), par value $0.01 per share, which were contributed to the Company by Ascent Capital.  The Ascent Shares had a Closing Date fair value of $18,723,000.

In considering our liquidity requirements for 2014, we evaluated our known future commitments and obligations.  We will require the availability of funds to finance our strategy, which is to grow through subscriber account acquisitions.   Additionally, as a result of announcements by AT&T and certain other telecommunication providers that they intend to discontinue 2G services in the near future, we expect to incur expenditures over the next three fiscal years as we begin replacing the 2G equipment used in many of our subscribers’ security systems.  We expect that these costs will be relatively small in 2014 and then increase incrementally in 2015 and 2016.  In addition, we considered the borrowing capacity of our Credit Facility revolver, under which we could borrow an additional $205,500,000 as of December 31, 2013.  Based on this analysis, we expect that cash on hand, cash flow generated from operations and borrowings under our Credit Facility will provide sufficient liquidity, given our anticipated current and future requirements.

The existing long-term debt at December 31, 2013 includes the principal balance of $1,611,966,000 under our Senior Notes, the Ascent Intercompany Loan, our Credit Facility, and our Credit Facility revolver.  The Senior Notes have an outstanding principal balance of $585,000,000 as of December 31, 2013 and mature on April 1, 2020.  The Ascent Intercompany Loan has an outstanding principal balance of $100,000,000 and matures on October 1, 2020.  The Credit Facility term loans have an outstanding principal balance of $907,466,000 as of December 31, 2013 and require principal payments of $2,292,000 per quarter with the remaining outstanding balance becoming due on March 23, 2018.  The Credit Facility revolver has an outstanding balance of $19,500,000 as of December 31, 2013 and becomes due on December 22, 2017.

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

Contractual Obligations

Information concerning the amount and timing of required payments under our contractual obligations at December 31, 2013 is summarized below (amounts in thousands):

	Payments Due by Period
	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years	Total

Operating leases	$2,939	1,499	190	55	4,683
Long-term debt (a)	9,166	18,333	899,467	685,000	1,611,966
Other	19,868	220	522	8,900	29,510
Total contractual obligations	$31,973	20,052	900,179	693,955	1,646,159

(a)         Amounts reflect principal amounts owed and therefore excludes discount of $5,173,000.  Amounts also exclude interest payments which are based on variable interest rates.

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

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

Valuation of Subscriber Accounts

Subscriber accounts, which totaled $1,340,954,000 net of accumulated amortization, at December 31, 2013, relate to the cost of acquiring portfolios of monitoring service contracts from independent dealers.  The subscriber accounts acquired in the Monitronics and Security Networks acquisitions were recorded at fair value under the acquisition method of accounting.  Subscriber accounts not acquired as part of a business combination are recorded at cost.  All direct external costs associated with the creation of subscriber accounts are capitalized.  Internal costs, including all personnel and related support costs, incurred solely in connection with subscriber account acquisitions and transitions are expensed as incurred.

The costs of subscriber accounts acquired in the Monitronics and Security Networks acquisitions, as well as certain accounts acquired in bulk purchases, are amortized using the 14-year 235% declining balance method.  The costs of all other subscriber accounts are amortized using the 15-year 220% declining balance method, beginning in the month following the date of acquisition.  The amortization methods were selected to provide an approximate matching of the amortization of the subscriber accounts intangible asset to estimated future subscriber revenues based on the projected lives of individual subscriber contracts.  The realizable value and remaining useful lives of these assets could be impacted by changes in subscriber attrition rates, which could have an adverse effect on our earnings.

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

Valuation of Trade Receivables

We must make estimates of the collectability of our trade receivables.  We perform extensive credit evaluations on the portfolios of subscriber accounts prior to acquisition and require no collateral on the accounts that are acquired.  We establish an allowance for doubtful accounts for estimated losses resulting from the inability of subscribers to make required payments.  Factors such as historical-loss experience, recoveries and economic conditions are considered in determining the sufficiency of the allowance to cover potential losses.  Our trade receivables balance was $13,019,000, net of allowance for doubtful accounts of $1,937,000, as of December 31, 2013.  As of December 31, 2012, our trade receivables balance was $10,891,000, net of allowance for doubtful accounts of $1,436,000.

Valuation of Deferred Tax Assets

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 740, Income Taxes, we review the nature of each component of our deferred income taxes for the ability to realize the future tax benefits.  As part of this review, we rely on the objective evidence of our current performance and the subjective evidence of estimates of our forecast of future operations.  Our estimates of realizability are subject to a high degree of judgment since they include such forecasts of future operations.  After consideration of all available positive and negative evidence and estimates, we have determined that it is more likely than not that we will not realize the tax benefits associated with our United States deferred tax assets and certain foreign deferred tax assets, and as such, we have a valuation allowance which totaled $17,624,000 and $18,674,000 as of December 31, 2013 and 2012, respectively.

Valuation of Goodwill

As of December 31, 2013, we had goodwill of $526,513,000, which represents approximately 26% of total assets.  Goodwill was recorded in connection with the Monitronics and Security Networks acquisitions.  The Company accounts for its goodwill pursuant to the provisions of FASB ASC Topic 350, Intangibles — Goodwill and Other (“FASB ASC Topic 350”).  In accordance with FASB ASC Topic 350, goodwill is not amortized, but rather tested for impairment at least annually.

To the extent necessary, recoverability of goodwill for the reporting unit is measured using a discounted cash flow model incorporating discount rates commensurate with the risks involved, which is classified as a Level 3 measurement under FASB ASC Topic 820, Fair Value Measurement. The key assumptions used in the discounted cash flow valuation model include discount rates, growth rates, cash flow projections and terminal value rates. Discount rates, growth rates and cash flow projections are the most sensitive and susceptible to change as they require significant management judgment.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of December 31, 2013, we have variable interest rate debt with principal amounts of $926,966,000.  As a result, we have exposure to changes in interest rates related to these debt obligations.  We use derivative financial instruments to manage the exposure related to the movement in interest rates.  As of December 31, 2013, we have four outstanding derivatives with a net asset fair value of $482,000.  The derivatives are designated as hedges and were entered into with the intention of reducing the risk associated with variable interest rates on the debt obligations.  We do not use derivative financial instruments for trading purposes.

Tabular Presentation of Interest Rate Risk

The table below provides information about our debt obligations and derivative financial instruments that are sensitive to changes in interest rates.  Interest rate swaps are presented at fair value and by maturity date.  Debt amounts represent principal payments by maturity date.

	As of December 31, 2013
Year of Maturity	Fixed Rate Derivative Instruments, net (a)	Variable Rate Debt	Fixed Rate Debt	Total
	Amounts in thousands
2014	$—	9,166	—	9,166
2015	—	9,166	—	9,166
2016	—	9,166	—	9,166
2017	—	28,666	—	28,666
2018	(482)	870,802	—	870,320
Thereafter	—	—	685,000	685,000
Total	$(482)	926,966	685,000	1,611,484

(a)         The derivative financial instruments reflected in this column include four interest rate swaps, all with a maturity date of March 23, 2018.  The terms of the Company’s outstanding swap derivative instruments as of December 31, 2013 are as follows:

Notional	Effective Date	Fixed Rate Paid	Variable Rate Received

$540,375,000	March 28, 2013	1.884%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor
143,187,500	March 28, 2013	1.384%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor
111,934,673	September 30, 2013	1.959%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor
111,934,673	September 30, 2013	1.850%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements are filed under this Item, beginning on page 30.  The financial statement schedules required by Regulation S-X are filed under Item 15 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including its chairman, president and principal accounting officer (the “Executives”), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Executives concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2013 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in the Company’s internal control over financial reporting identified during the three months ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Monitronics’ management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements and related disclosures in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the consolidated financial statements and related disclosures in accordance with generally accepted accounting principles; (3) provide reasonable assurance that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (4) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the consolidated financial statements and related disclosures.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

The Company assessed the design and effectiveness of internal control over financial reporting as of December 31, 2013.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework .

Based upon our assessment using the criteria contained in COSO, management has concluded that, as of December 31, 2013, Monitronics’ internal control over financial reporting is effectively designed and operating effectively.

The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by KPMG LLP, the independent registered public accounting firm that audited our financial statements.  Their report appears on page 29 of this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION

None.

Report of Independent Registered Public Accounting Firm

The Board of Directors

Monitronics International, Inc.

We have audited Monitronics International, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Monitronics International, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Monitronics International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Monitronics International, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income (loss), cash flows and stockholder’s equity for each of the years in the three-year period ended December 31, 2013, and our report dated March 4, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Dallas, Texas
March 4, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors

Monitronics International, Inc.

We have audited the accompanying consolidated balance sheets of Monitronics International, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income (loss), cash flows and stockholder’s equity for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Monitronics International, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Monitronics International Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 4, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Dallas, Texas
March 4, 2014

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

Amounts in thousands, except share amounts

	As of December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$4,355	$3,433
Restricted cash	40	2,640
Trade receivables, net of allowance for doubtful accounts of $1,937 in 2013 and $1,436 in 2012	13,019	10,891
Deferred income tax assets, net	8,530	5,127
Prepaid and other current assets	6,319	13,597
Total current assets	32,263	35,688

Property and equipment, net of accumulated depreciation of $17,514 in 2013 and $10,189 in 2012	24,561	20,559
Subscriber accounts, net of accumulated amortization of $503,497 in 2013 and $308,487 in 2012	1,340,954	987,975
Dealer network and other intangible assets, net of accumulated amortization of $34,297 in 2013 and $20,580 in 2012	64,635	29,853
Goodwill	526,513	350,213
Other assets, net	29,611	22,156
Total assets	$2,018,537	$1,446,444

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$6,895	$1,523
Accrued payroll and related liabilities	3,179	3,179
Other accrued liabilities	33,454	27,950
Deferred revenue	14,379	10,327
Holdback liability	19,758	10,818
Current portion of long-term debt	9,166	6,950
Total current liabilities	86,831	60,747

Non-current liabilities:
Long-term debt	1,597,627	1,101,433
Long-term holdback liability	6,698	—
Derivative financial instruments	2,013	12,359
Deferred income tax liability, net	17,579	8,849
Other liabilities	16,065	4,132
Total liabilities	1,726,813	1,187,520

Commitments and contingencies

Stockholder’s equity:
Common stock, $.01 par value.1 share authorized, issued and outstanding at December 31, 2013 and December 31, 2012, respectively	—	—
Additional paid-in capital	337,038	298,932
Accumulated deficit	(45,388)	(27,765)
Accumulated other comprehensive loss	74	(12,243)
Total stockholder’s equity	291,724	258,924
Total liabilities and stockholder’s equity	$2,018,537	$1,446,444

See accompanying notes to consolidated financial statements.

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income (Loss)

Amounts in thousands

	Year ended December 31,
	2013	2012	2011

Net revenue	$451,033	344,953	311,898

Operating expenses:
Cost of services	74,136	49,978	40,699
Selling, general, and administrative, including stock-based and long-term incentive compensation	77,162	60,054	57,689
Amortization of subscriber accounts, dealer network and other intangible assets	208,760	163,468	159,619
Depreciation	7,327	5,286	4,704
Restructuring charges	1,111	—	—
Gain on sale of operating assets	(2)	—	—
	368,494	278,786	262,711

Operating income	82,539	66,167	49,187

Other expense:
Interest expense	96,145	71,405	42,698
Realized and unrealized loss on derivative financial instruments	—	2,044	10,601
Refinancing expense	—	6,245	—
Other expense	—	630	83
	96,145	80,324	53,382

Loss before income taxes	(13,606)	(14,157)	(4,195)
Income tax expense	4,017	2,619	2,564
Net loss	(17,623)	(16,776)	(6,759)

Other comprehensive income (loss):
Unrealized gain (loss) on derivative contracts, net	12,317	(12,243)	—
Total other comprehensive income (loss), net of tax	12,317	(12,243)	—

Comprehensive loss	$(5,306)	(29,019)	(6,759)

See accompanying notes to consolidated financial statements.

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Amounts in thousands

	Year Ended December 31,
	2013	2012	2011

Cash flows from operating activities:
Net loss	$(17,623)	(16,776)	(6,759)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of subscriber accounts, dealer network and other intangible assets	208,760	163,468	159,619
Depreciation	7,327	5,286	4,704
Stock based compensation	1,779	1,384	393
Deferred income tax expense	1,190	421	389
Unrealized gain on derivative financial instruments	—	(6,793)	(28,044)
Refinancing expense	—	6,245	—
Long-term debt discount amortization	883	4,473	16,985
Other non-cash activity, net	11,083	8,677	6,473
Changes in assets and liabilities:
Trade receivables	(8,165)	(5,778)	(5,365)
Prepaid expenses and other assets	8,361	(4,289)	(8,651)
Payables and other liabilities	1,054	10,966	9,961
Net cash provided by operating activities	214,649	167,284	149,705

Cash flows from investing activities:
Capital expenditures	(9,925)	(5,868)	(4,003)
Cost of subscriber accounts acquired	(234,914)	(304,665)	(162,714)
Cash paid for acquisitions, net of cash acquired	(478,738)	—	—
Decrease (increase) in restricted cash	2,600	48,780	(44)
Other, net	(98)	—	—
Net cash used in investing activities	(721,075)	(261,753)	(166,761)

Cash flows from financing activities:
Proceeds from long-term debt	630,575	1,277,900	78,800
Payments of long-term debt	(133,048)	(1,133,387)	(59,800)
Payments of deferred financing costs and refinancing costs	(8,179)	(46,721)	—
Contributions from Ascent Capital	20,000	—	—
Dividend to Ascent Capital	(2,000)	(2,000)	—
Net cash provided by financing activities	507,348	95,792	19,000

Net increase in cash and cash equivalents	922	1,323	1,944
Cash and cash equivalents at beginning of period	3,433	2,110	166
Cash and cash equivalents at end of period	$4,355	3,433	2,110

Supplemental cash flow information:
State taxes paid	$2,365	2,125	2,802
Interest paid	88,250	52,327	25,204

See accompanying notes to consolidated financial statements

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholder’s Equity

Amounts in thousands, except share amounts

	Common Stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholder’s
	Shares	Amount	capital	income (loss)	deficit	equity
Balance at December 31, 2010	1	—	299,220	—	(4,230)	294,990
Net loss	—	—	—	—	(6,759)	(6,759)
Stock-based compensation	—	—	393	—	—	393
Balance at December 31, 2011	1	—	299,613	—	(10,989)	288,624
Net loss	—	—	—	—	(16,776)	(16,776)
Other comprehensive los	—	—	—	(12,243)	—	(12,243)
Dividend Paid to Ascent Capital	—	—	(2,000)	—	—	(2,000)
Stock-based compensation, net of withholding tax	—	—	1,319	—	—	1,319
Balance at December 31, 2012	1	—	298,932	(12,243)	(27,765)	258,924
Net loss	—	—	—	—	(17,623)	(17,623)
Other comprehensive income	—	—	—	12,317	—	12,317
Contributions from Ascent Capital	—	—	38,723	—	—	38,723
Dividend Paid to Ascent Capital	—	—	(2,000)	—	—	(2,000)
Stock-based compensation, net of withholding tax	—	—	1,383	—	—	1,383
Balance at December 31, 2013	1	—	337,038	74	(45,388)	291,724

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

On December 17, 2010, Ascent Capital Group, Inc. (“Ascent Capital”) acquired 100% of the outstanding capital stock of the Company through the merger of Mono Lake Merger Sub, Inc. (“Merger Sub”), a direct wholly owned subsidiary of Ascent Capital established to consummate the merger, with and into the Company, with the Company as the surviving corporation in the merger (the “Monitronics Acquisition”). The Monitronics Acquisition was accounted for in accordance with accounting guidance for business combinations, and accordingly has resulted in the recognition of assets acquired and liabilities assumed at fair value as of the acquisition date.  On August 16, 2013, Monitronics acquired all of the equity interests of Security Networks LLC (“Security Networks”) and certain affiliated entities (the “Security Networks Acquisition”).

The consolidated financial statements contained in this Annual Report have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for all periods presented.

The Company has reclassified certain prior period amounts to conform to the current period’s presentation.

(2)  Summary of Significant Accounting Policies

Consolidation Principles

The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries over which the Company exercises control. All intercompany accounts and transactions have been eliminated in consolidation.

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

Trade Receivables

Trade receivables consist primarily of amounts due from customers for recurring monthly monitoring services over a wide geographical base.  The Company performs extensive credit evaluations on the portfolios of subscriber accounts prior to acquisition and requires no collateral on the accounts that are acquired.  The Company has established an allowance for doubtful accounts for estimated losses resulting from the inability of subscribers to make required payments.  Factors such as historical-loss experience, recoveries and economic conditions are considered in determining the sufficiency of the allowance to cover potential losses.  The allowance for doubtful accounts as of December 31, 2013 and 2012 was $1,937,000 and $1,436,000, respectively.

A summary of activity in the allowance for doubtful accounts for the years ending December 31, 2013, 2012 and 2011 is as follows (amounts in thousands):

	Balance Beginning of Year	Charged to Expense	Write-Offs and Other	Balance End of Year
2013	$1,436	7,342	(6,841)	1,937
2012	$1,815	5,860	(6,239)	1,436
2011	$250	5,484	(3,919)	1,815

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of trade accounts receivable.  Monitronics performs extensive credit evaluations on the portfolios of subscriber accounts prior to acquisition and requires no collateral on the subscriber accounts that are acquired.  Concentrations of credit risk with respect to trade accounts receivable are generally limited due to the large number of subscribers comprising Monitronics’ customer base.

Fair Value of Financial Instruments

Fair values of cash equivalents, current accounts receivable and current accounts payable approximate the carrying amounts because of their short-term nature.  The Company’s debt instruments are recorded at amortized cost on the consolidated balance sheet.  See note 11, Fair Value Measurements, for further fair value information around the Company’s debt instruments.

Property and Equipment

Property and equipment are carried at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the underlying lease. Estimated useful lives by class of asset are as follows:

Leasehold improvements	15 years or lease term, if shorter
Machinery and equipment	5 - 7 years
Computer systems and software (included in Machinery and Equipment in note 6)	3 - 5 years

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

Subscriber Accounts

Subscriber accounts relate to the cost of acquiring monitoring service contracts from independent dealers.  The subscriber accounts acquired in the Monitronics and the Security Networks acquisitions were recorded at fair value under the acquisition method of accounting.  All other acquired subscriber accounts are recorded at cost.  All direct external costs associated with the creation of subscriber accounts are capitalized.  Internal costs, including all personnel and related support costs, incurred solely in connection with subscriber account acquisitions and transitions are expensed as incurred.

The costs of subscriber accounts acquired in the Monitronics and the Security Networks Acquisition, as well as certain accounts acquired in bulk purchases, are amortized using the 14-year 235% declining balance method.  The costs of all other subscriber accounts are amortized using the 15-year 220% declining balance method, beginning in the month following the date of acquisition.  The amortization methods were selected to provide an approximate matching of the amortization of the subscriber accounts intangible asset to estimated future subscriber revenues based on the projected lives of individual subscriber contracts.  Amortization of subscriber accounts was $195,010,000, $153,388,000 and $149,539,000 for the fiscal years ended December 31, 2013, 2012 and 2011, respectively.

Based on subscriber accounts held at December 31, 2013, estimated amortization of subscriber accounts in the succeeding five fiscal years ending December 31 is as follows (amounts in thousands):

2014	$216,709
2015	181,689
2016	152,377
2017	127,808
2018	107,192

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

Dealer Network and Other Intangible Assets

Dealer network is an intangible asset that relates to the dealer relationships that were acquired as part of the Monitronics Acquisition and the Security Networks Acquisition.  Other intangible assets consist of non-compete agreements signed by the seller of Security Networks and certain key Security Networks executives.  These intangible assets will be amortized on a straight-line basis over their estimated useful lives of five years.  Amortization of dealer network and other intangible assets was $13,717,000, $10,080,000 and $10,080,000 for the fiscal years ended December 31, 2013, 2012 and 2010, respectively.

The Company reviews the dealer network and other intangible assets for impairment or a change in amortization period whenever events or changes indicate that the carrying amount of the assets may not be recoverable or the lives should be shortened.

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

Holdback Liability

The Company typically withholds payment of a designated percentage of the acquisition cost when it acquires subscriber accounts from dealers.  The withheld funds are recorded as a liability until the guarantee period provided by the dealer has expired.  The holdback is used as a reserve to cover any terminated subscriber accounts that are not replaced by the dealer during the guarantee period.  At the end of the guarantee period, the dealer is responsible for any deficit or is paid the balance of the holdback.

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

(3)  Accounting Pronouncements

There were no new accounting pronouncements issued during the year ended December 31, 2013 that are expected to have a material impact on the Company.

(4) Correction of Immaterial Error

During the fourth quarter of 2013, the Company identified errors related to certain state tax matters, including sales and use taxes, resulting in an understatement of net loss for periods from January 1, 2008 to December 31, 2012.  Management considered both the quantitative and qualitative factors within the provisions of SEC Staff Accounting Bulletin No. 99, Materiality, and Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.  Based on evaluation of the error, management has concluded that the prior period errors were immaterial to the previously issued financial statements. As such, management has elected to correct the identified error in the prior periods.  In doing so, balances in the consolidated financial statements included in this Form 10-K have been adjusted to reflect the correction in the proper periods.  Future filings that include prior periods will be corrected, as needed, when filed.

The effect of recording the immaterial correction in the consolidated financial statements as of December 31, 2012 and 2011 is as follows (amounts in thousands, except per share amounts):

	For the year ended December 31, 2012
	As Reported	As Revised

Deferred income taxes, net	$5,100	5,127
Total current assets	35,661	35,688
Goodwill	349,227	350,213
Total assets	1,445,431	1,446,444
Other accrued liabilities	25,613	27,950
Total current liabilities	58,410	60,747
Other liabilities (non-current)	3,961	4,132
Total liabilities	1,185,012	1,187,520
Accumulated deficit	(26,270)	(27,765)
Total stockholder’s equity	260,419	258,924
Total liabilities and stockholder’s equity	1,445,431	1,446,444

Cost of services	49,791	49,978
Selling, general, and administrative, including stock-based and long-term compensation	59,575	60,054
Operating income	66,833	66,167
Interest expense	71,328	71,405
Loss before income taxes	(13,414)	(14,157)
Income tax expense	2,616	2,619
Net loss	(16,030)	(16,776)
Comprehensive loss	(28,273)	(29,019)

	For the year ended December 31, 2011
	As Reported	As Revised

Accumulated deficit	$(10,240)	(10,989)
Total stockholder’s equity	289,373	288,624

Cost of services	40,553	40,699
Selling, general, and administrative, including stock-based and long-term compensation	57,170	57,689
Operating income	49,852	49,187
Interest expense	42,655	42,698
Loss before income taxes	(3,487)	(4,195)
Income tax expense	2,523	2,564
Net loss	(6,010)	(6,759)
Comprehensive loss	(6,010)	(6,759)

(5) Security Networks Acquisition

On August 16, 2013 (the “Closing Date”), the Company acquired all of the equity interests of Security Networks and certain affiliated entities.  The purchase price (the “Security Networks Purchase Price”) of $500,557,000 consisted of $481,834,000 in cash and 253,333 shares of Ascent Capital’s Series A common stock (par value $0.01 per share) with a Closing Date fair value of $18,723,000.  The Security Networks Purchase Price includes post-closing adjustments of $1,057,000.

The cash portion of the Security Networks purchase price was funded by cash contributions from Ascent Capital, the proceeds of the Company’s issuance of $175,000,000 in aggregate principal amount of 9.125% Senior Notes due 2020, the proceeds of incremental term loans of $225,000,000 issued under the Company’s existing credit facility and the proceeds of a $100,000,000 intercompany loan from Ascent Capital.

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

Cash	$3,096
Trade receivables	1,305
Other current assets	1,677
Property and equipment	1,404
Subscriber accounts	307,800
Dealer network and other intangible assets	48,500
Goodwill	176,300
Holdback liability, current and non-current	(9,620)
Deferred income tax liabilities	(4,108)
Other current and non-current liabilities	(25,797)
Fair value of consideration	$500,557

The Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 (File No. 333-110025), filed with the Commission on November 14, 2013 (the “September 2013 10-Q”), included an initial allocation of the purchase price based on preliminary data.  Subsequent to filing the Company’s September 2013 10-Q, an adjustment was made to increase goodwill by $3,267,000. The increase to goodwill is primarily related to the inclusion of $4,108,000 of estimated deferred income tax liabilities in the allocation, offset by the decrease of the Security Networks Purchase Price as discussed above.  Other adjustments relate to the finalization of certain assumptions and estimates used to determine the fair value of acquired assets and assumed liabilities. These adjustments resulted in an $82,000 decrease in other current assets, a $100,000 increase to subscriber accounts and a $234,000 increase in other current and non-current liabilities, including the holdback liability.

The preliminary estimates of fair value of assets acquired and liabilities assumed are based on available information as of the date of this report and may be revised as additional information becomes available, which primarily includes obtaining the Security Networks final short period federal and state income tax returns for 2013, which are expected to be filed in 2014.

Goodwill in the amount of $176,300,000 was recognized in connection with the Security Networks Acquisition and was calculated as the excess of the consideration transferred over the net assets recognized, including deferred taxes, and represents the value to the Company for Security Networks’ recurring revenue and cash flow streams and its unique business strategy of partnering with independent dealers to obtain customers.  Approximately $141,607,000 of the goodwill is estimated to be deductible for tax purposes.

The subscriber accounts acquired in the Security Networks Acquisition are amortized using the 14-year 235% declining balance method.  The dealer network and other intangible assets acquired, which consist of non-compete agreements, are amortized on a straight-line basis over their estimated useful lives of five years.

The Company’s results of operations for the year ended December 31, 2013 include the operations of the Security Networks business from the Closing Date. For the year ended December 31, 2013, net revenue and operating loss attributable to Security Networks was $39,997,000 and $74,000, respectively.  Net revenue attributable to Security Networks for the year ended reflects the negative impact of a $2,715,000 fair value adjustment that reduced deferred revenue acquired in the Security Networks Acquisition.

As of December 31, 2013, the Company has incurred $2,470,000 of legal and professional services expense and other costs related to the Security Networks Acquisition, which are included in Selling, general, and administrative expense in the consolidated statements of operations and comprehensive income (loss).

The following table includes unaudited pro forma information for the Company, which includes the historical operating results of Security Networks prior to ownership by the Company. This pro forma information gives effect to certain adjustments, including increased amortization to reflect the fair value assigned to the subscriber accounts and dealer network and other intangible assets acquired and increased interest expense relating to the debt transactions entered into to fund the Security Networks Acquisition. The pro-forma results assume that the Security Networks Acquisition and the debt transactions had occurred on January 1, 2012 for all periods presented. They are not necessarily indicative of the results of operations that would have occurred if the acquisition had been made at the beginning of the periods presented or that may be obtained in the future.

	Year ended December 31,
	2013	2012
	(amounts in thousands, except per share amounts)
As reported:
Net revenue	$451,033 (a)	344,943
Net loss	(17,623)	(16,776)

Supplemental pro-forma:
Net revenue	$515,792	420,716 (b)
Net loss (c)	(30,871)	(70,491)

(a)         As reported net revenue year ended December 31, 2013 reflects the negative impact of a $2,715,000 fair value adjustment that reduced deferred revenue acquired in the Security Networks Acquisition.

(b)         Pro-forma net revenue for the year ended December 31, 2012 reflects the negative impact of a $2,715,000 fair value adjustment that would have reduced deferred revenue acquired in the Security Networks Acquisition.

(c)          The pro-forma net loss from continuing operations amounts for the year ended December 31, 2013 include non-recurring acquisition costs incurred by the Company of $2,470,000.

(6)  Property and Equipment

Property and equipment consist of the following (amounts in thousands):

	As of December 31,
	2013	2012

Property and equipment, net:
Land	$172	172
Leasehold improvements	3,338	2,803
Machinery and equipment	38,565	27,773
	42,075	30,748
Accumulated depreciation	(17,514)	(10,189)
	$24,561	20,559

Depreciation expense for property and equipment was $7,327,000, $5,286,000 and $4,704,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

(7)  Goodwill

The following table provides the activity and balances of goodwill (amounts in thousands):

Balance at December 31, 2011	$350,213
Period activity	—
Balance at December 31, 2012	350,213
Security Networks Acquisition	176,300
Balance at December 31, 2013	$526,513

In connection with the Company’s 2013 annual goodwill impairment analysis, the Company did not record an impairment loss related to goodwill as the estimated fair value the Company’s reporting unit exceeded the carrying value of the underlying assets.

(8)  Other Accrued Liabilities

Other accrued liabilities consisted of the following (amounts in thousands):

	As of December 31,
	2013	2012

Interest payable	$17,258	9,624
Income taxes payable	2,647	2,286
Legal accrual	705	9,324
Other	12,844	6,716
Total other accrued liabilities	$33,454	27,950

(9)  Long-Term Debt

Long-term debt consisted of the following (amounts in thousands):

	As of December 31,
	2013	2012

9.125% Senior Notes due April 1, 2020	$585,000	$410,000
9.868% Promissory Note to Ascent Capital due October 1, 2020	100,000	—
Term loans, mature March 23, 2018, LIBOR plus 3.25%, subject to a LIBOR floor of 1.00% (a)	902,293	685,583
$225 million revolving credit facility, matures December 22, 2017, LIBOR plus 3.75%, subject to a LIBOR floor of 1.00% (a)	19,500	12,800
	1,606,793	1,108,383
Less current portion of long-term debt	(9,166)	(6,950)
Long-term debt	$1,597,627	$1,101,433

(a)         The interest rate on the term loan and the revolving credit facility was LIBOR plus 4.25%, subject to a LIBOR floor of 1.25%, until March 25, 2013.

Senior Notes

On March 23, 2012, the Company closed on a $410,000,000 privately placed debt offering of 9.125% Senior Notes due 2020 (the “Existing Senior Notes”).  In August 2012, the Company completed an exchange of the Existing Senior Notes for identical securities in a registered offering under the Securities Act of 1933, as amended.

On July 17, 2013, an additional $175,000,000 of 9.125% Senior Notes (the “New Senior Notes”) were issued by Monitronics Escrow Corporation (the “Escrow Issuer”), a wholly-owned subsidiary of Ascent Capital. The proceeds from this offering were placed in escrow and were released upon the Closing Date.  Upon the Closing Date, the Escrow Issuer was merged into the Company and the Company assumed the New Senior Notes (the New Senior Notes, together with the Existing Senior Notes, are collectively referred to as the “Senior Notes”).  In December 2013, the Company completed an exchange of the New Senior Notes for identical securities in a registered offering under the Securities Act of 1933, as amended.

The Senior Notes mature on April 1, 2020 and bear interest at 9.125% per annum.  Interest payments are due semi-annually on April 1 and October 1 of each year, beginning on October 1, 2012.

The Senior Notes are guaranteed by all of the Company’s existing subsidiaries.  Ascent Capital has not guaranteed any of the Company’s obligations under the Senior Notes.

Ascent Intercompany Loan

On August 16, 2013, in connection with the Security Networks Acquisition, the Company executed and delivered a Promissory Note to Ascent Capital in a principal amount of $100,000,000 (the “Ascent Intercompany Loan”).  The entire principal amount under the Ascent Intercompany Loan is due on October 1, 2020.  The Company may prepay any portion of the balance of the Ascent Intercompany Loan at any time from time to time without fee, premium or penalty (subject to certain financial covenants associated with the Company’s other indebtedness).  Any unpaid balance of the Ascent Intercompany Loan bears interest at a rate equal to

9.868% per annum, payable semi-annually in cash in arrears on January 12th and July 12th of each year, commencing on January 12, 2014.  Borrowings under the Ascent Intercompany Loan constitute unsecured obligations of the Company and are not guaranteed by any of the Company’s subsidiaries.

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

The Credit Facility term loans bear interest at LIBOR plus 3.25%, subject to a LIBOR floor of 1.00%, and mature on March 23, 2018.  Principal payments of approximately $2,292,000 and interest on the term loans are due quarterly.  The Credit Facility revolver bears interest at LIBOR plus 3.75%, subject to a LIBOR floor of 1.00%, and matures on December 22, 2017.  There is an annual commitment fee of 0.50% on unused portions of the Credit Facility revolver.  As of December 31, 2013, $205,500,000 is available for borrowing under the revolving credit facility.

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

As of December 31, 2013, the Company has deferred financing costs, net of accumulated amortization, of $25,322,000 related to the Senior Notes and Credit Facility.  These costs are included in Other assets, net on the accompanying condensed consolidated balance sheet and will be amortized over the remaining term of the respective debt instruments using the effective-interest method.

As a result of the Refinancing, the Company accelerated amortization of the securitization debt premium and certain deferred financing costs related to the former senior secured credit facility, and expensed certain other refinancing costs. The components of the Refinancing expense, reflected in the consolidated statement of operations and comprehensive income (loss) as a component of Other income (expense) for the year ended December 31, 2012, are as follows (amounts in thousands):

For the year ended
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

The Swaps have a maturity date of March 23, 2018 to match the term of the Credit Facility term loans.  The Swaps have been designated as effective hedges of the Company’s variable rate debt and qualify for hedge accounting.  See note 10, Derivatives, for further disclosures related to these derivative instruments.  As a result of the Swaps, the interest rate on the borrowings under the Credit Facility term loans have been effectively converted from a variable rate to a weighted average fixed rate of 5.06%.

The terms of the Senior Notes and Credit Facility provide for certain financial and nonfinancial covenants.  As of December 31, 2013, the Company was in compliance with all required covenants.

Principal payments scheduled to be made on the Company’s debt obligations are as follows (amounts in thousands):

2014	$9,166
2015	9,166
2016	9,166
2017	28,666
2018	870,802
2019	—
Thereafter	685,000
Total principal payments	1,611,966
Less:
Unamortized discount on the Credit Facility term loans	5,173
Total debt on condensed consolidated balance sheet	$1,606,793

(10)  Derivatives

The Company utilizes interest rate swap agreements to reduce the interest rate risk inherent in the Company’s variable rate Credit Facility term loans.  The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatility. The Company incorporates credit valuation adjustments to appropriately reflect the respective counterparty’s nonperformance risk in the fair value measurements.  See note 11, Fair Value Measurements, for additional information about the credit valuation adjustments.

At December 31, 2013, derivative financial instruments include one interest rate swap with a fair value of $2,495,000, that constitute an asset of the Company and three interest rate swaps with a fair value $2,013,000 that constitute a liability of the Company.  At December 31, 2012, derivative financial instruments include an interest rate swap with a fair value of $116,000, that constitutes an asset of the Company, and an interest rate swap with a fair value of $12,359,000, that constitutes a liability of the Company.  The Swaps are included in Other Assets, net and Derivative financial instruments on the consolidated balance sheets.  For the years ended December 31, 2013 and 2012, all of the outstanding Swaps are designated and qualify as cash flow hedging instruments, with the effective portion of the Swaps change in fair value recorded in Accumulated other comprehensive loss.  Any ineffective portions of the Swaps change in fair value are recognized in current earnings in Interest expense.  Changes in the fair value of the Swaps recognized in Accumulated other comprehensive loss are reclassified to Interest expense when the hedged interest payments on the underlying debt are recognized.  Amounts in Accumulated other comprehensive loss expected to be recognized in Interest expense in the coming 12 months total approximately $5,044,000.

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

The objective of the swap derivative instruments was to reduce the risk associated with the Company’s term loan variable interest rates.  In effect, the swap derivative instruments convert variable interest rates into fixed interest rates on the Company’s term loan borrowings.  It is the Company’s policy to offset fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting agreement.  As of December 31, 2013, 2012 and 2011, no such amounts were offset.

The Swaps’ outstanding notional balance as of December 31, 2013 and terms are noted below:

Notional	Effective Date	Fixed Rate Paid	Variable Rate Received

$540,375,000	March 28, 2013	1.884%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor (a)
143,187,500	March 28, 2013	1.384%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor (a)
111,934,673	September 30, 2013	1.959%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor
111,934,673	September 30, 2013	1.850%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor

(a)         On March 25, 2013, Monitronics negotiated amendments to the terms of these interest rate swap agreements to coincide with the Repricing (the “Amended Swaps”).  The Amended Swaps are held with the same counterparties as the Existing Swap Agreements.  Upon entering into the Amended Swaps, the Company simultaneously dedesignated the Existing Swap Agreements and redesignated the Amended Swaps as cash flow hedges for the underlying change in the swap terms.  The amounts previously recognized in Accumulated other comprehensive loss relating to the dedesignation will be recognized in Interest expense over the remaining life of the Amended Swaps.

The impact of the derivatives designated as cash flow hedges on the consolidated financial statements is depicted below (amounts in thousands):

	For the year ended December 31,
	2013	2012

Effective portion of gain (loss) recognized in Accumulated other comprehensive loss	$7,014	(15,715)

Effective portion of loss reclassified from Accumulated other comprehensive loss into Net income (a)	$(5,303)	(3,472)

Ineffective portion of amount of gain (loss) recognized into Net income on interest rate swaps (a)	$24	—

(a)         Amounts are included in Interest expense in the consolidated statements of operations and comprehensive income (loss).

On March 23, 2012, in connection with the Refinancing, the Company terminated all of its previously outstanding derivative financial instruments and recorded a gain of $8,451,000.  These derivative financial instruments were not designated as hedges.  For the year ended December 31, 2012, the realized and unrealized loss on derivative financial instruments includes settlement payments of

$8,837,000 partially offset by a $6,793,000 unrealized gain related to the change in the fair value of these derivatives prior to their termination in March 2012.

For the year ended December 31, 2011, the realized and unrealized loss on derivative financial instruments includes settlement payments of $38,645,000 partially offset by a $28,044,000 unrealized gain related to the change in the fair value of these derivatives prior to their termination in March 2012.

(11) Fair Value Measurements

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

•                  Level 3 - Valuations derived from valuation techniques in which one or more significant inputs are unobservable in any market.

The following summarizes the fair value level of assets and liabilities that are measured on a recurring basis at December 31 (amounts in thousands):

	Level 1	Level 2	Level 3	Total
2013
Derivative financial instruments - assets	$—	2,495	—	2,495
Derivative financial instruments - liabilities	—	(2,013)	—	(2,013)
Total	$—	482	—	482

2012
Derivative financial instruments - assets	$—	116	—	116
Derivative financial instruments - liabilities	—	(12,359)	—	(12,359)
Total	$—	(12,243)	—	(12,243)

The Company has determined that the majority of the inputs used to value the Swaps fall within Level 2 of the fair value hierarchy.  The credit valuation adjustments associated with the derivative utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by its counterparties.  As the counterparties have publicly available credit information, the credit spreads over LIBOR used in the calculations represent implied credit default swap spreads obtained from a third-party credit data provider.  However, as of December 31, 2013, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Swaps.  As a result, the Company has determined that the December 31, 2013 derivative valuation is classified in Level 2 of the fair value hierarchy.

The following table presents the activity in the Level 3 balances (amounts in thousands):

	Year Ended December 31,
Derivative financial instruments — liabilities	2013	2012
Beginning balance	$—	$(16,959)
Unrealized gain	—	16,959
Ending balance	$—	$—

Carrying values and fair values of financial instruments that are not carried at fair value are as follows (amounts in thousands):

Long term debt, including current portion:	December 31, 2013	December 31, 2012

Carrying value	$1,606,793	$1,108,383
Fair value (a)	1,656,797	1,130,978

(a)         The fair value is based on valuations from third party financial institutions and is classified as Level 2 in the hierarchy.

The Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable are carried at cost, which approximates their fair value because of their short-term maturity.

(12)  Restructuring Charges

In connection with the Security Networks Acquisition, management approved a restructuring plan to transition Security Networks operations in West Palm Beach and Kissimmee, Florida to Dallas, Texas (the “2013 Restructuring Plan”).  The 2013 Restructuring Plan provides certain employees with a severance package that entitles them to benefits upon completion of the transition in 2014.  Severance costs related to the 2013 Restructuring Plan are recognized ratably over the future service period.  During the year ended December 31, 2013, the Company recorded $1,111,000 of restructuring charges related to employee termination benefits.

Additionally, in connection with the 2013 Restructuring Plan, the Company allocated approximately $492,000 of the Security Networks Purchase Price to accrued restructuring in relation to the Security Networks’ severance agreement entered into with its former Chief Executive Officer.

There were no restructuring charges recorded for the years ended December 31, 2012 and 2011.

The following table provides the activity and balances of the Company’s restructuring plans (amounts in thousands):

	Year ended December 31, 2013
2013 Restructuring Plan	Opening balance	Additions	Deductions (b)	Other		Ending balance

Severance and retention	$—	1,111	(33)	492	(a)	1,570

(a)         Amount was recorded upon the acquisition of Security Networks.

(b)         Represents cash payments.

(13)  Income Taxes

The Company’s income tax expense consists of the following (amounts in thousands):

	Year Ended December 31,
	2013	2012	2011
Current:
Federal	$—	—	—
State	2,827	2,198	2,201
	2,827	2,198	2,201
Deferred:
Federal	(2,407)	406	353
State	3,597	15	10
	1,190	421	363
Total income tax expense	$4,017	2,619	2,564

Income tax expense differs from the amounts computed by applying the United States federal income tax rate of 35% as a result of the following (amounts in thousands):

	Year Ended December 31,
	2013	2012	2011

Computed expected tax benefit	$(4,762)	(4,955)	(1,468)
State and local income taxes, net of federal income taxes	4,176	1,438	1,437
Change in valuation allowance affecting tax expense	2,696	5,538	2,462
Non-deductible expenses	426	191	208
Amortization of indefinite-lived assets	1,481	431	155
Other, net	—	(24)	(230)
Income tax expense	$4,017	2,619	2,564

Components of deferred tax assets and liabilities as of December 31 are as follows (amounts in thousands):

	2013	2012

Current assets:
Allowance for doubtful accounts	$1,072	$505
Accrued liabilities	8,921	6,160
Other	—	29
Total current deferred tax assets	9,993	6,694
Valuation allowance	(1,463)	(1,567)
Current deferred tax assets, net	8,530	5,127

Noncurrent assets:
Net operating loss carryforwards	108,504	75,181
Derivative financial instruments	—	4,308
Business credits	1,495	1,524
Other	2,464	1,014
Total noncurrent deferred tax assets	112,463	82,027
Valuation allowance	(16,161)	(17,107)
Noncurrent deferred tax asset, net	96,302	64,920
Total deferred tax assets, net	104,832	70,047

Noncurrent liabilities:
Intangible assets	(110,164)	(70,634)
Property, plant and equipment	(3,692)	(3,135)
Other	(25)	—
Total deferred tax liabilities	(113,881)	(73,769)
Net deferred tax liabilities	$(9,049)	$(3,722)

The Company’s deferred tax assets and liabilities are reported in the accompanying consolidated balance sheets as follows (amounts in thousands):

	December 31,
	2013	2012

Current deferred tax assets, net	$8,530	$5,127
Long-term deferred tax liabilities, net	(17,579)	(8,849)
Net deferred tax assets (liabilities)	$(9,049)	$(3,722)

For the year ended December 31, 2013, the valuation allowance decreased by $1,050,000.  The change in the valuation allowance is attributable to an increase of $2,696,000 related to income tax expense, which includes the impact of a reduction of the Company’s valuation allowance of $3,887,000 in connection with the acquisition of Security Networks, offset by a decrease of $4,334,000 related to changes in the derivative fair values recorded in other comprehensive income and a decrease in other deferred tax liabilities of $588,000.

As of December 31, 2013, the Company had $305,551,000 of federal net operating loss carryforwards, which begin to expire, if unused, in 2024. Approximately $130,367,000 of the Company’s federal net operating losses are subject to IRC Section 382 limitations.  In addition, the Company had available for federal income tax purposes an alternative minimum tax credit carryforward of $426,000, which is available for an indefinite period. As of December 31, 2013, the Company had available for state income tax purposes net operating loss carryforwards of $98,581,000 and state tax credits of $1,070,000, the latter of which will expire in 2026.

As of December 31, 2013, the Company’s federal income tax returns for the 2010 through 2012 tax years remain subject to examination by the IRS and state authorities.  The Company’s state income tax returns subsequent to 2008 are subject to examination by state tax authorities.

A reconciliation of the beginning and ending amount of uncertain tax positions, which is recorded in other long term liabilities, is as follows (amounts in thousands):

	Year Ended December 31,
	2013	2012	2011
As of the beginning of the year	$247	247	207
Increases for tax positions of current years	—	—	40
As of the end of the year	$247	247	247

When the tax law requires interest to be paid on an underpayment of income taxes, the Company recognizes interest expense from the first period the interest would begin accruing according to the relevant tax law. Any accrual of interest and penalties related to underpayment of income taxes on uncertain tax positions is included in Income tax expense from continuing operations in the accompanying consolidated statements of operations. As of December 31, 2013 accrued interest and penalties related to uncertain tax positions were approximately $55,000.  The Company does not expect a significant change in uncertain tax positions in the next twelve months.

(14)  Stock-based and Long-Term Compensation

During 2013 and 2012, certain employees of Monitronics were granted restricted shares of Ascent Capital Series A common stock and options to purchase shares of Ascent Capital Series A common stock under Ascent Capital’s 2008 Incentive Plan.  The restricted shares of Ascent Capital Series A common stock vest over periods ranging from four to five years. The fair values for the restricted stock awards were the closing prices of the Ascent Capital Series A common stock on the applicable dates of grant.

The fair value of each option granted is estimated on the grant date using the Black-Scholes option pricing method. The weighted averages of the assumptions used in the model are as follows:

	Year Ended December 31,
	2013	2012

Risk-free interest rate	—	0.89%
Estimated life in years	—	4.76
Dividend yield	—	0%
Volatility	—	43%

The following table presents the number and weighted average exercise price (“WAEP”) of options to purchase Ascent Capital Series A common stock granted to certain Monitronics employees:

	Series A
	common stock	WAEP

Outstanding at January 1, 2013	250,447	$49.38
Granted	—	—
Exercised	3,605	48.93
Forfeited	(16,875)	49.37
Outstanding at December 31, 2013	229,967	49.39

Exercisable at December 31, 2013	34,042	$48.41

The intrinsic value of outstanding stock option awards and exercisable stock option awards at December 31, 2013 was $8,319,000 and $1,237,000, respectively.  The weighted average remaining contractual life of both outstanding and exercisable awards at December 31, 2013 was 4.5 years and 4.25 years, respectively.

The following table presents the number and weighted average fair value (“WAFV”) of unvested restricted stock awards granted to certain Monitronics employees:

	Series A
	common stock	WAFV

Outstanding at January 1, 2013	77,689	$43.91
Granted	9,706	86.53
Vested	(15,410)	81.17
Cancelled	(5,308)	45.74
Outstanding at December 31, 2013	66,677	$48.36

As of December 31, 2013, the total compensation cost related to unvested equity awards was approximately $4,162,000.  Such amount will be recognized in the consolidated statements of operations over a period of approximately 4 years.

(15)  Stockholder’s Equity

Common Stock

Pursuant to the Monitronics Acquisition, the Company deauthorized all shares of Class A and Class B common stock upon its merger with Merger Sub on December 17, 2010. The newly formed entity has one share of common stock issued and outstanding to Ascent Capital as of December 31, 2010.  There have been no changes to the common stock issued and outstanding since the Monitronics Acquisition.

Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) included in the consolidated balance sheets and consolidated statement of stockholder’s equity reflect the aggregate fair market value adjustments to the Swaps.

The change in the components of accumulated other comprehensive income (loss), net of taxes, is summarized as follows (amounts in thousands):

	Unrealized Gains and Losses on Derivative Instruments, net (a)	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2010	$—	—
Gain (loss) through Accumulated other comprehensive income (loss)	—	—
Reclassifications into net income	—	—
Balance at December 31, 2011	—	—
Gain (loss) through Accumulated other comprehensive income (loss)	(15,715)	(15,715)
Reclassifications into net income	3,472	3,472
Balance at December 31, 2012	(12,243)	(12,243)
Gain (loss) through Accumulated other comprehensive income (loss)	7,014	7,014
Reclassifications into net income	5,303	5,303
Balance at December 31, 2013	$74	74

(a)     No income taxes were recorded unrealized loss on derivative instrument amounts for 2013 and 2012 because the Company is subject to a full valuation allowance.  Amounts reclassified into net income are included in Interest expense on the consolidated statement of operations.  See note 10, Derivatives, for further information.

(16)  Employee Benefit Plans

The Company offers a 401(k) defined contribution plan covering most of its full-time domestic employees. The plan is funded by employee and employer contributions.  Total 401(k) plan expense for the years ended December 31, 2013, 2012 and 2011 was $116,000, $106,000 and $74,000, respectively.

(17)  Commitments and Contingencies

Contractual Obligations

Future minimum lease payments under scheduled operating leases, which are primarily for buildings and equipment, having initial or remaining noncancelable terms in excess of one year are as follows (in thousands):

Year ended December 31:
2014	$2,939
2015	1,235
2016	264
2017	95
2018	95
Thereafter	55
Minimum lease commitments	$4,683

Rent expense was approximately $2,262,000, $1,855,000 and $1,865,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

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

Based on events occurring in the State of Georgia in 2006, a monitoring service subscriber filed suit against the Company and Tel-Star Alarms, Inc., an authorized dealer, alleging negligence.  On November 16, 2011, a Georgia trial court awarded the plaintiff $8,600,000, of which $6,000,000 was covered by the Company’s general liability insurance policies.  At that time, the Company funded approximately $2,640,000 into an escrow account for the excess liability above the insurance coverage.  In July 2013, the trial court’s ruling was affirmed by the Georgia Court of Appeals and, in November 2013, the Georgia Supreme Court denied our appeal.  Upon the denial, the funded escrow account was released to the plaintiff and the Company’s insurance provider settled the remaining liability due.

(18) Quarterly Financial Information (Unaudited)

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
	Amounts in thousands

2013:

Net Revenue	$100,158	102,273	115,844	132,758
Operating income	$23,250	20,849	17,663	20,777
Net income (loss)	$1,349	592	(9,310)	(10,254)

2012:

Net Revenue	$81,881	83,315	84,667	95,090
Operating income	$17,088	16,602	14,848	17,629
Net loss	$(3,772)	(3,753)	(5,095)	(4,156)

(19) Consolidating Guarantor Financial Information

The Senior Notes were issued and the Credit Facility was entered into by Monitronics (the “Parent Issuer”) and both are guaranteed by all of the Company’s existing U.S. subsidiaries (“Subsidiary Guarantors”).  Ascent Capital has not guaranteed any of the Company’s obligations under the Senior Notes or Credit Facility.

Consolidating guarantor financial information has not been presented for the years ended December 31, 2012 and 2011, as substantially all of the Company’s operations were conducted by the Parent Issuer entity. The Company believes that disclosing such information would not provide investors with any additional information that would be material in evaluating the sufficiency of the guarantees.

The condensed consolidating financial information for the Parent Issuer, the Subsidiary Guarantors and the non-guarantors as of and for the year ended December 31, 2013, are as follows:

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES

Condensed Consolidating Balance Sheets

	As of December 31, 2013
	Parent Issuer	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Assets
Current assets:
Cash and cash equivalents	$1,775	2,580	—	—	4,355
Restricted cash	40	—	—	—	40
Trade receivables, net	11,374	1,645	—	—	13,019
Deferred income tax assets, net	6,763	1,767	—	—	8,530
Prepaid and other current assets	9,916	1,003	—	(4,600)	6,319
Total current assets	29,868	6,995	—	(4,600)	32,263

Investment in subsidiaries	498,820	—	—	(498,820)	—
Property and equipment, net	23,572	989	—	—	24,561
Subscriber accounts, net	1,025,605	315,349	—	—	1,340,954
Dealer network and other intangible assets, net	19,773	44,862	—	—	64,635
Goodwill	350,213	176,300	—	—	526,513
Other assets, net	29,611	—	—	—	29,611
Total assets	$1,977,462	544,495	—	(503,420)	2,018,537

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$5,491	1,404	—	—	6,895
Accrued payroll and related liabilities	2,649	530	—	—	3,179
Other accrued liabilities	27,137	10,917	—	(4,600)	33,454
Deferred revenue	11,037	3,342	—	—	14,379
Holdback liability	16,640	3,118	—	—	19,758
Current portion of long-term debt	9,166	—	—	—	9,166
Total current liabilities	72,120	19,311	—	(4,600)	86,831

Non-current liabilities:
Long-term debt	1,597,627	—	—	—	1,597,627
Long-term holdback liability	—	6,698	—	—	6,698
Derivative financial instruments	2,013	—	—	—	2,013
Deferred income tax liability, net	10,577	7,002	—	—	17,579
Other liabilities	3,401	12,664	—	—	16,065
Total liabilities	1,685,738	45,675	—	(4,600)	1,726,813

Total stockholder’s equity	291,724	498,820	—	(498,820)	291,724
Total liabilities and stockholder’s equity	$1,977,462	544,495	—	(503,420)	2,018,537

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)

	Year ended December, 2013
	Parent Issuer	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
	(amounts in thousands)

Net revenue	$411,036	39,997	—	—	451,033

Operating expenses:
Cost of services	65,903	8,233	—	—	74,136
Selling, general, and administrative, including stock-based and long-term incentive compensation	70,706	6,456	—	—	77,162
Amortization of subscriber accounts, dealer network and other intangible assets	185,161	23,599	—	—	208,760
Depreciation	6,655	672	—	—	7,327
Restructuring charges	—	1,111		—	1,111
Gain on sale of operating assets	(2)	—	—	—	(2)
	328,423	40,071	—	—	368,494

Operating income (loss)	82,613	(74)	—	—	82,539

Other expense:
Equity in loss of subsidiaries	1,736	—	—	(1,736)	—
Interest expense	95,680	465	—	—	96,145
	97,416	465	—	(1,736)	96,145

Loss before income taxes	(14,803)	(539)	—	1,736	(13,606)
Income tax expense	2,820	1,197	—	—	4,017
Net loss	(17,623)	(1,736)	—	1,736	(17,623)

Other comprehensive loss:
Unrealized gain on derivative contracts	12,317	—	—	—	12,317
Total other comprehensive income	12,317	—	—	—	12,317

Comprehensive loss	$(5,306)	(1,736)	—	1,736	(5,306)

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows

	Year ended , 2013
	Parent Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(amounts in thousands)

Net cash provided by operating activities	$187,594	27,055	—	—	214,649

Investing activities:
Capital expenditures	(9,667)	(258)	—	—	(9,925)
Purchases of subscriber accounts	(207,601)	(27,313)	—	—	(234,914)
Cash acquired (paid) on acquisition	(481,834)	3,096	—	—	(478,738)
Decrease in restricted cash	2,600	—	—	—	2,600
Other, net	(98)	—	—	—	(98)

Net cash used in investing activities	(696,600)	(24,475)	—	—	(721,075)

Financing activities:
Proceeds from long-term debt	630,575	—	—	—	630,575
Payments of long-term debt	(133,048)	—	—	—	(133,048)
Payments of deferred financing costs and refinancing costs	(8,179)	—	—	—	(8,179)
Contribution from Ascent Capital	20,000	—	—	—	20,000
Dividend to Ascent Capital	(2,000)	—	—	—	(2,000)

Net cash provided by financing activities	507,348	—	—	—	507,348

Net increase (decrease) in cash and cash equivalents	(1,658)	2,580	—	—	922

Cash and cash equivalents at beginning of period	3,433	—	—	—	3,433

Cash and cash equivalents at end of period	$1,775	2,580	—	—	4,355

PART III

Pursuant to General Instructions I (1) (a) and (b) to Form 10-K, the following items are omitted:

•                  ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

•                  ITEM 11. EXECUTIVE COMPENSATION

•                  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

•                  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional audit services rendered by KPMG LLP for the audit of our consolidated financial statements for 2013 and 2012:

	2013	2012
Audit fees	$255,000	89,000
Audit related fees	97,000	—
Audit and audit related fees	$352,000	89,000
Tax fees	—	—
Total fees	$352,000	89,000

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

All services provided by our independent auditor during 2013 were approved in accordance with the terms of the policy.

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

(a) (3)  Exhibits

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

2.1

Securities Purchase Agreement, dated as of July 10, 2013, by and among Monitronics International, Inc. (the Company”), certain funds affiliated with Oak Hill Capital Partners, certain other holders and, for the limited purposes set forth therein, Ascent Capital Group, Inc. (“Ascent Capital”) (the “SPA”) (incorporated by reference to Exhibit 2.1 to Amendment No. 2 to Ascent Capital’s Current Report on Form 8-K/A (File No. 001-34176), filed with the Securities and Exchange Commission (the Commission”) on July 12, 2013).

2.2

Amendment No. 1 to the SPA, dated as of August 16, 2013 (incorporated by reference to Exhibit 2.2 to Ascent Capital’s Registration Statement on Form S-3 (File No. 333-192363), filed with the Commission on November 15, 2013).

3.1

Amendments to the Certificate of Formation of the Company (included as Exhibit A to the Certificate of Merger of Mono Lake Merger Sub, Inc. with and into Monitronics International, Inc.) dated December 17, 2010 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (File No. 333-181379), filed with the Commission on May 14, 2012 (the “2012 S-4”)).

3.2

Certificate of Ownership and Merger, dated July 7, 2011 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-34176), filed with the Commission on July 8, 2011) (filed for the purpose of changing the name of the Company).

3.3	Bylaws of the Company, dated as of December 17, 2010 (incorporated by reference to Exhibit 3.2 to the 2012 S-4).

4.1

Indenture, dated March 23, 2012, between the Company, as issuer, the Guarantors party thereto, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Ascent Capital’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 (File No. 001-34176), filed with the Commission on May 9, 2012 (the “Ascent March 2012 10-Q”)).

4.2

Supplemental Indenture, dated as of August 16, 2013, by and among the Company, the Guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-4 (File No. 333-191805), filed with the Commission on October 18, 2013 (the “2013 S-4”)).

4.3

Second Supplemental Indenture, dated as of August 26, 2013, by and among the Company, the Guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.3 to the 2013 S-4).

4.4

Credit Agreement, dated March 23, 2012, among the Company, as borrower, Bank of America, N.A., as administrative agent and letter of credit issuer, Citibank, N.A. and Credit Suisse AG, Cayman Islands Branch, as co-syndication agents, U.S. Bank National Association, as document agent and the lenders party thereto (the “Credit Agreement”) (incorporated by reference to Exhibit 4.2 to the Ascent March 2012 10-Q).

4.5

Form of Amendment No. 1 to the Credit Agreement, dated November 7, 2012, by and among the Company, Bank of America, N.A., individually and as administrative agent, and the other financial institutions signatory thereto (incorporated by reference to Exhibit 4.7 to Ascent Capital’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 001-34176), filed with the Commission on February 27, 2013 (the “Ascent 2012 10-K”)).

4.6

Form of Amendment No. 2 to the Credit Agreement, dated March 25, 2013, by and among the Company, Bank of America, N.A., individually and as administrative agent, and other financial institutions signatory thereto (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013 (File No. 333-110025), filed with the Commission on May 14, 2013).

4.7

Form of Amendment No. 3 to the Credit Agreement and Amendment No. 1 to Guaranty Agreement, dated August 16, 2013, by and among the Company, Bank of America, N.A., individually and as administrative agent, and the certain lenders party thereto (incorporated by reference to Exhibit 4.4 to Ascent Capital’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 (File No. 001-34176), filed with the Commission on November 12, 2013).

10.1

Ascent Capital Group, Inc. 2008 Incentive Plan (the “Ascent 2008 Plan”) (incorporated by reference to Exhibit 4.4 to Ascent Capital’s Registration Statement on Form S-8 (File No. 333-156231), filed with the Commission on December 17, 2008).

10.2

Form of Long-Term Restricted Stock Award Agreement under the 2008 Plan for Executive Officers of Ascent Capital and the Company (incorporated by reference to Exhibit 10.3 to the Ascent Capital’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 (File No. 001-34176), filed with the Commission on August 9, 2012 (the “Ascent June 2012 10-Q”)).

10.3

Form of Long-Term Non-Qualified Stock Option Agreement under the 2008 Plan for Executive Officers of the Ascent Capital and the Company (incorporated by reference to Exhibit 10.4 to the Ascent June 2012 10-Q).

21	List of Subsidiaries of Monitronics International, Inc.*

24	Power of Attorney dated March 4, 2014.*

31.1	Rule 13a-14(a)/15d-14(a) Certification.*

31.2	Rule 13a-14(a)/15d-14(a) Certification.*

32	Section 1350 Certification.*

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

*                           Filed herewith.

**                    Filed or furnished, as the case may be, herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONITRONICS INTERNATIONAL, INC.

Dated: March 4, 2014	By	/s/ Michael R. Haislip
Michael R. Haislip
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ William R. Fitzgerald	Chairman of the Board and Director	March 4, 2014
William R. Fitzgerald

/s/ William E. Niles	Director and Executive Vice President and Secretary	March 4, 2014
William E. Niles

/s/ Michael R. Meyers	Chief Financial Officer, Vice President and Assistant Secretary	March 4, 2014
Michael R. Meyers	(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

2.1

Securities Purchase Agreement, dated as of July 10, 2013, by and among Monitronics International, Inc. (the Company”), certain funds affiliated with Oak Hill Capital Partners, certain other holders and, for the limited purposes set forth therein, Ascent Capital Group, Inc. (“Ascent Capital”) (the “SPA”) (incorporated by reference to Exhibit 2.1 to Amendment No. 2 to Ascent Capital’s Current Report on Form 8-K/A (File No. 001-34176), filed with the Securities and Exchange Commission (the Commission”) on July 12, 2013).

2.2

Amendment No. 1 to the SPA, dated as of August 16, 2013 (incorporated by reference to Exhibit 2.2 to Ascent Capital’s Registration Statement on Form S-3 (File No. 333-192363), filed with the Commission on November 15, 2013).

3.1

Amendments to the Certificate of Formation of the Company (included as Exhibit A to the Certificate of Merger of Mono Lake Merger Sub, Inc. with and into Monitronics International, Inc.) dated December 17, 2010 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (File No. 333-181379), filed with the Commission on May 14, 2012 (the “2012 S-4”)).

3.2

Certificate of Ownership and Merger, dated July 7, 2011 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-34176), filed with the Commission on July 8, 2011) (filed for the purpose of changing the name of the Company).

3.3	Bylaws of the Company, dated as of December 17, 2010 (incorporated by reference to Exhibit 3.2 to the 2012 S-4).

4.1

Indenture, dated March 23, 2012, between the Company, as issuer, the Guarantors party thereto, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Ascent Capital’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 (File No. 001-34176), filed with the Commission on May 9, 2012 (the “Ascent March 2012 10-Q”)).

4.2

Supplemental Indenture, dated as of August 16, 2013, by and among the Company, the Guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-4 (File No. 333-191805), filed with the Commission on October 18, 2013 (the “2013 S-4”)).

4.3

Second Supplemental Indenture, dated as of August 26, 2013, by and among the Company, the Guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.3 to the 2013 S-4).

4.4

Credit Agreement, dated March 23, 2012, among the Company, as borrower, Bank of America, N.A., as administrative agent and letter of credit issuer, Citibank, N.A. and Credit Suisse AG, Cayman Islands Branch, as co-syndication agents, U.S. Bank National Association, as document agent and the lenders party thereto (the “Credit Agreement”) (incorporated by reference to Exhibit 4.2 to the Ascent March 2012 10-Q).

4.5

Form of Amendment No. 1 to the Credit Agreement, dated November 7, 2012, by and among the Company, Bank of America, N.A., individually and as administrative agent, and the other financial institutions signatory thereto (incorporated by reference to Exhibit 4.7 to Ascent Capital’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 001-34176), filed with the Commission on February 27, 2013 (the “Ascent 2012 10-K”)).

4.6

Form of Amendment No. 2 to the Credit Agreement, dated March 25, 2013, by and among the Company, Bank of America, N.A., individually and as administrative agent, and other financial institutions signatory thereto (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013 (File No. 333-110025), filed with the Commission on May 14, 2013).

4.7

Form of Amendment No. 3 to the Credit Agreement and Amendment No. 1 to Guaranty Agreement, dated August 16, 2013, by and among the Company, Bank of America, N.A., individually and as administrative agent, and the certain lenders party thereto (incorporated by reference to Exhibit 4.4 to Ascent Capital’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 (File No. 001-34176), filed with the Commission on November 12, 2013).

10.1

Ascent Capital Group, Inc. 2008 Incentive Plan (the “Ascent 2008 Plan”) (incorporated by reference to Exhibit 4.4 to Ascent Capital’s Registration Statement on Form S-8 (File No. 333-156231), filed with the Commission on December 17, 2008).

10.2

Form of Long-Term Restricted Stock Award Agreement under the 2008 Plan for Executive Officers of Ascent Capital and the Company (incorporated by reference to Exhibit 10.3 to the Ascent Capital’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 (File No. 001-34176), filed with the Commission on August 9, 2012 (the “Ascent June 2012 10-Q”)).

10.3

Form of Long-Term Non-Qualified Stock Option Agreement under the 2008 Plan for Executive Officers of the Ascent Capital and the Company (incorporated by reference to Exhibit 10.4 to the Ascent June 2012 10-Q).

21	List of Subsidiaries of Monitronics International, Inc.*

24	Power of Attorney dated March 4, 2014.*

31.1	Rule 13a-14(a)/15d-14(a) Certification.*

31.2	Rule 13a-14(a)/15d-14(a) Certification.*

32	Section 1350 Certification.*

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

*                           Filed herewith.

**                    Filed or furnished, as the case may be, herewith.