Form 10-Q
period 2014-03-31
MONITRONICS INTERNATIONAL INC
filed 2014-05-14
CIK 1265107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 14, 2014 Monitronics International, Inc. is a wholly owned subsidiary of Ascent Capital Group, Inc.

Item 1.  Financial Statements.

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

Amounts in thousands, except share amounts

(unaudited)

	March 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$31,443	$4,355
Restricted cash	119	40
Trade receivables, net of allowance for doubtful accounts of $1,664 in 2014 and $1,937 in 2013	13,896	13,019
Deferred income tax assets, net	8,530	8,530
Prepaid and other current assets	6,869	6,319
Total current assets	60,857	32,263

Property and equipment, net of accumulated depreciation of $19,893 in 2014 and $17,514 in 2013	24,109	24,561
Subscriber accounts, net of accumulated amortization of $560,310 in 2014 and $503,497 in 2013	1,336,123	1,340,954
Dealer network and other intangible assets, net of accumulated amortization of $39,242 in 2014 and $34,297 in 2013	59,690	64,635
Goodwill	526,513	526,513
Other assets, net	29,053	29,611
Total assets	$2,036,345	$2,018,537

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$5,179	$6,895
Accrued payroll and related liabilities	3,338	3,179
Other accrued liabilities	45,224	33,454
Deferred revenue	15,081	14,379
Holdback liability	19,227	19,758
Current portion of long-term debt	9,166	9,166
Total current liabilities	97,215	86,831

Non-current liabilities:
Long-term debt	1,613,598	1,597,627
Long-term holdback liability	6,253	6,698
Derivative financial instruments	3,193	2,013
Deferred income tax liability, net	18,456	17,579
Other liabilities	15,135	16,065
Total liabilities	1,753,850	1,726,813

Commitments and contingencies

Stockholder’s equity:
Common stock, $.01 par value.1 share authorized, issued and outstanding at March 31, 2014 and December 31, 2013, respectively	—	—
Additional paid-in capital	337,331	337,038
Accumulated deficit	(53,239)	(45,388)
Accumulated other comprehensive income (loss)	(1,597)	74
Total stockholder’s equity	282,495	291,724
Total liabilities and stockholder’s equity	$2,036,345	$2,018,537

See accompanying notes to condensed consolidated financial statements.

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

Amounts in thousands, except share amounts

(unaudited)

	Three months ended March 31,
	2014	2013

Net revenue	$132,864	100,158

Operating expenses:
Cost of services	22,090	15,202
Selling, general, and administrative, including stock-based compensation	22,972	15,903
Amortization of subscriber accounts, dealer network and other intangible assets	61,780	44,315
Depreciation	2,383	1,488
Restructuring charges	547	—
	109,772	76,908

Operating income	23,092	23,250

Other expense:
Interest expense	29,344	21,127
	29,344	21,127

Income (loss) before income taxes	(6,252)	2,123
Income tax expense	1,599	774
Net income (loss)	(7,851)	1,349

Other comprehensive income (loss):
Unrealized gain (loss) on derivative contracts, net	(1,671)	259
Total other comprehensive income (loss), net of tax	(1,671)	259

Comprehensive income (loss)	$(9,522)	1,608

See accompanying notes to condensed consolidated financial statements.

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

Amounts in thousands

(unaudited)

	Three months ended
	March 31,
	2014	2013

Cash flows from operating activities:
Net income (loss)	$(7,851)	1,349
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of subscriber accounts, dealer network and other intangible assets	61,780	44,315
Depreciation	2,383	1,488
Stock-based compensation	414	361
Deferred income tax expense	877	109
Long-term debt amortization	263	192
Other non-cash activity, net	2,872	2,406
Changes in assets and liabilities:
Trade receivables	(2,719)	(1,876)
Prepaid expenses and other assets	(793)	1,233
Payables and other liabilities	9,985	10,123

Net cash provided by operating activities	67,211	59,700

Cash flows from investing activities:
Capital expenditures	(1,938)	(1,265)
Cost of subscriber accounts acquired	(53,789)	(46,043)
Increase in restricted cash	(79)	—
Other investing activities	(25)	—

Net cash used in investing activities	(55,831)	(47,308)

Cash flows from financing activities:
Proceeds from long-term debt	42,900	24,700
Payments on long-term debt	(27,192)	(17,738)
Payments of financing costs	—	(1,746)

Net cash provided by financing activities	15,708	5,216

Net increase in cash and cash equivalents	27,088	17,608

Cash and cash equivalents at beginning of period	4,355	3,433

Cash and cash equivalents at end of period	$31,443	21,041

Supplemental cash flow information:
State taxes paid	$6	—
Interest paid	11,963	10,437

See accompanying notes to condensed consolidated financial statements.

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholder’s Equity

Amounts in thousands, except share amounts

(unaudited)

	Common Stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholder’s
	Shares	Amount	capital	income (loss)	deficit	equity
Balance at December 31, 2013	1	—	337,038	74	(45,388)	291,724
Net loss	—	—	—	—	(7,851)	(7,851)
Other comprehensive income	—	—	—	(1,671)	—	(1,671)
Stock-based compensation	—	—	414	—	—	414
Value of shares withheld for tax liability	—	—	(121)	—	—	(121)
Balance at March 31, 2014	1	—	337,331	(1,597)	(53,239)	282,495

See accompanying notes to consolidated financial statements.

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(1)                                 Basis of Presentation

Monitronics International, Inc. and its subsidiaries (collectively, the “Company” or “Monitronics”) are wholly owned subsidiaries of Ascent Capital Group, Inc. (“Ascent Capital”).  On August 16, 2013, the Company acquired all of the equity interests of Security Networks LLC (“Security Networks”) and certain affiliated entities (the “Security Networks Acquisition”).  The Company provides security alarm monitoring and related services to residential and business subscribers throughout the United States and parts of Canada.  The Company monitors signals arising from burglaries, fires, medical alerts and other events through security systems at subscribers’ premises, as well as provides customer service and technical support.

The unaudited interim financial information of the Company has been prepared in accordance with Article 10 of the Securities and Exchange Commission’s (the “SEC”) Regulation S-X. Accordingly, it does not include all of the information required by generally accepted accounting principles in the United States (“U.S. GAAP”) for complete financial statements.  The Company’s unaudited condensed consolidated financial statements as of March 31, 2014, and for the three months ended March 31, 2014 and 2013, include Monitronics and all of its direct and indirect subsidiaries.  The accompanying interim condensed consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year.  These condensed consolidated financial statements should be read in conjunction with the Monitronics Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 4, 2014 (the “2013 Form 10-K”).

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

(2)                                 Recent Accounting Pronouncements

There were no new accounting pronouncements issued during the three months ended March 31, 2014 that are expected to have a material impact on the Company.

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

The Security Networks Acquisition was accounted for as a business combination utilizing the acquisition method in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 805, Business Combinations.  Under the acquisition method of accounting, the Security Networks Purchase Price has been allocated to Security Networks’ tangible and identifiable intangible assets acquired and liabilities assumed based on their preliminary estimates of fair value as follows (amounts in thousands):

Cash	$3,096
Trade receivables	1,305
Other current assets	1,677
Property and equipment	1,404
Subscriber accounts	307,800
Dealer network and other intangible assets	48,500
Goodwill	176,300
Holdback liability, current and non-current	(9,620)
Deferred income tax liabilities	(4,108)
Other current and non-current liabilities	(25,797)
Fair value of consideration	$500,557

The preliminary estimates of fair value of assets acquired and liabilities assumed are based on available information as of the date of this report and may be revised as additional information becomes available, which primarily includes obtaining the Security Networks final short period federal and state income tax returns for 2013, which are expected to be filed in the second quarter of 2014.

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

Three months ended March 31, 2013
(amounts in thousands, except per share amounts)
As reported:
Net revenue	$100,158
Net income	1,349

Supplemental pro-forma:
Net revenue	$123,414
Net loss	(5,805)

(4)          Other Accrued Liabilities

Other accrued liabilities consisted of the following (amounts in thousands):

	March 31, 2014	December 31, 2013

Interest payable	$28,945	$17,258
Income taxes payable	3,375	2,647
Legal accrual	375	705
Other	12,529	12,844
Total Other accrued liabilities	$45,224	$33,454

(5)          Long-Term Debt

Long-term debt consisted of the following (amounts in thousands):

	March 31, 2014	December 31, 2013

9.125% Senior Notes due April 1, 2020	$585,000	$585,000
9.868% Promissory Note to Ascent Capital due October 1, 2020	100,000	100,000
Term loans, mature March 23, 2018, LIBOR plus 3.25%, subject to a LIBOR floor of 1.00% (a)	900,264	902,293
$225 million revolving credit facility, matures December 22, 2017, LIBOR plus 3.75%, subject to a LIBOR floor of 1.00% (a)	37,500	19,500
	1,622,764	1,606,793
Less current portion of long-term debt	(9,166)	(9,166)
Long-term debt	$1,613,598	$1,597,627

(a)         The interest rate on the term loan and the revolving credit facility was LIBOR plus 4.25%, subject to a LIBOR floor of 1.25%, until March 25, 2013.

Senior Notes

On July 17, 2013, the Company closed on a $175,000,000 privately placed debt offering of 9.125% Senior Notes (the “New Senior Notes”).  In December 2013, the Company completed an exchange of the New Senior Notes for identical securities in a registered offering under the Securities Act of 1933, as amended.

The New Senior Notes, together with the $410,000,000 “Existing Senior Notes” (the “Senior Notes”), total $585,000,000 in principal, mature on April 1, 2020 and bear interest at 9.125% per annum.  Interest payments are due semi-annually on April 1 and October 1 of each year.

The Senior Notes are guaranteed by all of the Company’s existing domestic subsidiaries.  Ascent Capital has not guaranteed any of the Company’s obligations under the Senior Notes.

Ascent Intercompany Loan

On August 16, 2013, in connection with the Security Networks Acquisition, the Company executed and delivered a Promissory Note to Ascent Capital in a principal amount of $100,000,000 (the “Ascent Intercompany Loan”).  The entire principal amount under the Ascent Intercompany Loan is due on October 1, 2020.  The Company may prepay any portion of the balance of the Ascent Intercompany Loan at any time from time to time without fee, premium or penalty (subject to certain financial covenants associated with the Company’s other indebtedness).  Any unpaid balance of the Ascent Intercompany Loan bears interest at a rate equal to 9.868% per annum, payable semi-annually in cash in arrears on January 12 and July 12 of each year, commencing on January 12, 2014.  Borrowings under the Ascent Intercompany Loan constitute unsecured obligations of the Company and are not guaranteed by any of the Company’s subsidiaries.

Credit Facility

On March 25, 2013, the Company entered into an amendment (“Amendment No. 2”) with the lenders of its existing senior secured credit agreement dated March 23, 2012, and as amended and restated on November 7, 2012 (the “Existing Credit Agreement”).  Pursuant to Amendment No. 2, the Company repriced the interest rates applicable to the Existing Credit Agreement’s facility (the “Repricing”), which is comprised of the term loans and revolving credit facility noted in the table above. Concurrently with the Repricing, the Company extended the maturity of the revolving credit facility by nine months to December 22, 2017.

On August 16, 2013, in connection with the Security Networks Acquisition, the Company entered into a third amendment (“Amendment No. 3”) to the Existing Credit Agreement to provide for, among other things, (i) an increase in the commitments under the revolving credit facility in a principal amount of $75,000,000, resulting in an aggregate principal amount of $225,000,000, (ii) new term loans in an aggregate principal amount of $225,000,000 (the “Incremental Term Loans”) at a 0.5% discount and (iii) certain other amendments to the Existing Credit Agreement, each as set forth in

Amendment No. 3 (the Existing Credit Agreement together with Amendment No. 2 and Amendment No. 3, the “Credit Facility”).

The Credit Facility term loans bear interest at LIBOR plus 3.25%, subject to a LIBOR floor of 1.00%, and mature on March 23, 2018.  Principal payments of approximately $2,292,000 and interest on the term loans are due quarterly.  The Credit Facility revolver bears interest at LIBOR plus 3.75%, subject to a LIBOR floor of 1.00%, and matures on December 22, 2017.  There is an annual commitment fee of 0.50% on unused portions of the Credit Facility revolver.  As of March 31, 2014, $187,500,000 is available for borrowing under the revolving credit facility.

On March 31, 2014, the Company borrowed $33,000,000 on the Credit Facility revolver to fund its April 1, 2014 interest payment due under the Senior Notes of approximately $26,691,000 and other business activities.

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

The Credit Facility is secured by a pledge of all of the outstanding stock of the Company and all of its existing subsidiaries and is guaranteed by all of the Company’s existing domestic subsidiaries.  Ascent Capital has not guaranteed any of the Company’s obligations under the Credit Facility.

As of March 31, 2014, the Company has deferred financing costs, net of accumulated amortization, of $24,251,000 related to the Senior Notes and the Credit Facility. These costs are included in Other assets, net on the accompanying consolidated balance sheet and will be amortized over the remaining term of the respective debt instruments using the effective-interest method.

In order to reduce the financial risk related to changes in interest rates associated with the floating rate term loans under the Credit Facility, the Company has entered into interest rate swap agreements, with terms similar to the Credit Facility term loans.  On March 25, 2013, the Company negotiated amendments to the terms of its existing swap agreements to coincide with the Repricing.  In the third quarter of 2013, the Company entered into additional interest rate swap agreements in conjunction with the Incremental Term Loans (all outstanding interest rate swap agreements are collectively referred to as the “Swaps”).

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

The terms of the Senior Notes and Credit Facility provide for certain financial and nonfinancial covenants.  As of March 31, 2014, the Company was in compliance with all required covenants.

Principal payments scheduled to be made on the Company’s debt obligations are as follows (amounts in thousands):

Remainder of 2014	$6,875
2015	9,166
2016	9,166
2017	46,666
2018	870,800
2019	—
Thereafter	685,000
Total principal payments	1,627,673
Less:
Unamortized discount on the Credit Facility term loans	4,909
Total debt on condensed consolidated balance sheet	$1,622,764

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

The Swaps’ outstanding notional balance as of March 31, 2014 and terms are noted below:

Notional	Effective Date	Fixed Rate Paid	Variable Rate Received

$539,000,000	March 28, 2013	1.884%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor (a)
142,825,000	March 28, 2013	1.384%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor (a)
111,652,010	September 30, 2013	1.959%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor
111,652,010	September 30, 2013	1.850%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor

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

All of the Swaps are designated and qualify as cash flow hedging instruments, with the effective portion of the Swaps change in fair value recorded in Accumulated other comprehensive income (loss).  Any ineffective portions of the Swaps change in fair value are recognized in current earnings in Interest expense.  Changes in the fair value of the Swaps recognized in Accumulated other comprehensive income (loss) are reclassified to Interest expense when the hedged interest payments on the underlying debt are recognized.  Amounts in Accumulated other comprehensive income (loss) expected to be recognized in Interest expense in the coming 12 months total approximately $6,054,000.

The impact of the derivatives designated as cash flow hedges on the condensed consolidated financial statements is depicted below (amounts in thousands):

	For the three months ended March 31,
	2014	2013

Effective portion of gain (loss) recognized in Accumulated other comprehensive income (loss)	$(3,371)	(909)

Effective portion of gain (loss) reclassified from Accumulated other comprehensive income (loss) into Net income (a)	$(1,700)	(1,168)

Ineffective portion of amount of gain (loss) recognized into Net income (loss) on interest rate swaps (a)	$(1)	19

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

The following summarizes the fair value level of assets and liabilities that are measured on a recurring basis at March 31, 2014 and December 31, 2013 (amounts in thousands):

	Level 1	Level 2	Level 3	Total

March 31, 2014
Derivative financial instruments — assets (a)	$—	2,099	—	2,099
Derivative financial instruments - liabilities	—	(3,193)	—	(3,193)
Total	$—	(1,094)	—	(1,094)

December 31, 2013
Derivative financial instruments - assets (a)	$—	2,495	—	2,495
Derivative financial instruments - liabilities	—	(2,013)	—	(2,013)
Total	$—	482	—	482

(a)         Included in Other assets, net on the condensed consolidated balance sheets.

The Company has determined that the majority of the inputs used to value the Swaps fall within Level 2 of the fair value hierarchy.  The credit valuation adjustments associated with the derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by their counterparties.  As the counterparties have publicly available credit information, the credit spreads over LIBOR used in the calculations represent implied credit default swap spreads obtained from a third-party credit data provider.  However, as of March 31, 2014, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Swaps.  As a result, the Company has determined that its derivative valuations are classified in Level 2 of the fair value hierarchy.

Carrying values and fair values of financial instruments that are not carried at fair value are as follows (amounts in thousands):

	March 31, 2014	December 31, 2013

Long term debt, including current portion:
Carrying value	$1,622,764	$1,606,793
Fair value (a)	1,664,568	1,656,797

(a)         The fair value is based on valuations from third party financial institutions and is classified as Level 2 in the hierarchy.

The Company’s other financial instruments, including cash and cash equivalents, accounts receivable and accounts payable are carried at cost, which approximates their fair value because of their short-term maturity.

(8)           Restructuring Charges

In connection with the Security Networks Acquisition, management approved a restructuring plan to transition Security Networks’ operations in West Palm Beach and Kissimmee, Florida to Dallas, Texas (the “2013 Restructuring Plan”).  The 2013 Restructuring Plan provides certain employees with a severance package that entitles them to benefits upon completion of the transition in 2014.  Severance costs related to the 2013 Restructuring Plan are recognized ratably over the future service period.  During the three months ended March 31, 2014, the Company recorded $547,000 of restructuring charges related to employee termination benefits.

There were no restructuring charges recorded for the three months ended March 31, 2013.

The following table provides the activity and balance of the Company’s restructuring plan (amounts in thousands):

	December 31, 2013	Additions	Payments	March 31, 2014

2013 Restructuring Plan
Severance and retention	$1,570	547	(504)	1,613

(9)           Accumulated Other Comprehensive Income (Loss)

The following table provides a summary of the changes in Accumulated other comprehensive income (loss) for the period presented (amounts in thousands):

Accumulated other comprehensive income (loss)

As of December 31, 2013	$74
Unrealized loss on derivatives recognized through Accumulated other comprehensive income (loss)	(3,371)
Reclassifications of unrealized loss on derivatives into net income (a)	1,700
As of March 31, 2014	$(1,597)

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

(11)                          Consolidating Guarantor Financial Information

The Senior Notes were issued and the Credit Facility was entered into by Monitronics (the “Parent Issuer”) and both are guaranteed by all of the Company’s existing domestic subsidiaries (“Subsidiary Guarantors”).  Ascent Capital has not guaranteed any of the Company’s obligations under the Senior Notes or Credit Facility.

Consolidating guarantor financial information has not been presented for the three months ended March 31, 2013, as substantially all of the Company’s operations were conducted by the Parent Issuer entity. The Company believes that disclosing such information would not provide investors with any additional information that would be material in evaluating the sufficiency of the guarantees.

The unaudited condensed consolidating financial information for the Parent Issuer, the Subsidiary Guarantors and the non-guarantors as of and for the three months ended March 31, 2014, as well as the condensed consolidated balance sheet financial information as of December 31, 2013, are as follows:

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES

Condensed Consolidating Balance Sheets

(unaudited)

	As of March 31, 2014
	Parent Issuer	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Assets
Current assets:
Cash and cash equivalents	$29,305	2,138	—	—	31,443
Restricted cash	119	—	—	—	119
Trade receivables, net	12,418	1,478	—	—	13,896
Deferred income tax assets, net	6,763	1,767	—	—	8,530
Prepaid and other current assets	6,139	1,968	—	(1,238)	6,869
Total current assets	54,744	7,351	—	(1,238)	60,857

Investment in subsidiaries	500,660	—	—	(500,660)	—
Property and equipment, net	23,560	549	—	—	24,109
Subscriber accounts, net	1,021,199	314,924	—	—	1,336,123
Dealer network and other intangible assets, net	17,253	42,437	—	—	59,690
Goodwill	350,213	176,300	—	—	526,513
Other assets, net	28,956	97	—	—	29,053
Total assets	$1,996,585	541,658	—	(501,898)	2,036,345

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$4,229	950	—	—	5,179
Accrued payroll and related liabilities	2,943	395	—	—	3,338
Other accrued liabilities	40,664	5,798	—	(1,238)	45,224
Deferred revenue	11,046	4,035	—	—	15,081
Holdback liability	15,973	3,254	—	—	19,227
Current portion of long-term debt	9,166	—	—	—	9,166
Total current liabilities	84,021	14,432	—	(1,238)	97,215

Non-current liabilities:
Long-term debt	1,613,598	—	—	—	1,613,598
Long-term holdback liability	—	6,253	—	—	6,253
Derivative financial instruments	3,193	—	—	—	3,193
Deferred income tax liability, net	10,655	7,801	—	—	18,456
Other liabilities	2,623	12,512	—	—	15,135
Total liabilities	1,714,090	40,998	—	(1,238)	1,753,850

Total stockholder’s equity	282,495	500,660	—	(500,660)	282,495
Total liabilities and stockholder’s equity	$1,996,585	541,658	—	(501,898)	2,036,345

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES

Condensed Consolidating Balance Sheets

(unaudited)

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

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)

(unaudited)

	Three months ended March 31, 2014
	Parent Issuer	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
	(amounts in thousands)

Net revenue	$104,093	28,771	—	—	132,864

Operating expenses:
Cost of services	17,782	4,308	—	—	22,090
Selling, general, and administrative, including stock-based compensation	19,032	3,940	—	—	22,972
Amortization of subscriber accounts, dealer network and other intangible assets	45,263	16,517	—	—	61,780
Depreciation	1,908	475	—	—	2,383
Restructuring charges	—	547		—	547
	83,985	25,787	—	—	109,772

Operating income	20,108	2,984	—	—	23,092

Other expense (income):
Equity in income of subsidiaries	(1,858)	—	—	1,858	—
Interest expense	29,046	298	—	—	29,344
	27,188	298	—	1,858	29,344

Income (loss) before income taxes	(7,080)	2,686	—	(1,858)	(6,252)
Income tax expense	771	828	—	—	1,599
Net income (loss)	(7,851)	1,858	—	(1,858)	(7,851)

Other comprehensive loss:
Unrealized gain (loss) on derivative contracts	(1,671)	—	—	—	(1,671)
Total other comprehensive loss	(1,671)	—	—	—	(1,671)

Comprehensive income (loss)	$(9,522)	1,858	—	(1,858)	(9,522)

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows

(unaudited)

	Three months ended March 31, 2014
	Parent Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(amounts in thousands)

Net cash provided by operating activities	53,546	13,665	—	—	67,211

Investing activities:
Capital expenditures	(1,903)	(35)	—	—	(1,938)
Cost of subscriber accounts acquired	(39,742)	(14,047)	—	—	(53,789)
Increase in restricted cash	(79)	—	—	—	(79)
Other investing activities	—	(25)	—	—	(25)

Net cash used in investing activities	(41,724)	(14,107)	—	—	(55,831)

Financing activities:
Proceeds from long-term debt	42,900	—	—	—	42,900
Payments on long-term debt	(27,192)	—	—	—	(27,192)

Net cash provided by financing activities	15,708	—	—	—	15,708

Net increase (decrease) in cash and cash equivalents	27,530	(442)	—	—	27,088

Cash and cash equivalents at beginning of period	1,775	2,580	—	—	4,355

Cash and cash equivalents at end of period	29,305	2,138	—	—	31,443

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

Factors relating to the Company and its consolidated subsidiaries:

•                  general business conditions and industry trends;

•                  macroeconomic conditions and their effect on the general economy and on the U.S. housing market, in particular single family homes which represent the Company’s largest demographic;

•                  uncertainties in the development of the Company’s business strategies, including market acceptance of new products and services;

•                  the competitive environment in which the Company operates, in particular increasing competition in the alarm monitoring industry from larger existing competitors and new market entrants, including telecommunications and cable companies;

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

•                  the regulatory environment in which the Company operates, including the multiplicity of jurisdictions and licensing requirements to which it is subject and the risk of new regulations, such as the increasing adoption of “false alarm” ordinances;

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

•                  the ability to continue to obtain insurance coverage sufficient to hedge our risk exposures, including as a result of acts of third parties and/or alleged regulatory violations;

•                  changes in the nature of strategic relationships with original equipment manufacturers, dealers and other business partners;

•                  the reliability and creditworthiness of the Company’s independent alarm systems dealers and subscribers;

•                  changes in the Company’s expected rate of subscriber attrition;

•                  the availability and terms of capital, including the ability to obtain additional funds to grow its business;

•                  the Company’s high degree of leverage and the restrictive covenants governing its indebtedness; and

•                  availability of qualified personnel.

For additional risk factors, please see Part I, Item 1A, Risk Factors, in the 2013 Form 10-K.  These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

The following discussion and analysis provides information concerning our results of operations and financial condition.  This discussion should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto included elsewhere herein and the 2013 Form 10-K.

Overview

The Company provides security alarm monitoring and related services to residential and business subscribers throughout the United States and parts of Canada.  On August 16, 2013, the Company acquired all of the equity interests of Security Networks LLC (“Security Networks”) and certain affiliated entities (the “Security Networks Acquisition”).  The Company monitors signals arising from burglaries, fires, medical alerts and other events through security systems at subscribers’ premises, as well as provides customer service and technical support.  Nearly all of the Company’s revenues are derived from recurring monthly revenues under security alarm monitoring contracts purchased from independent dealers in its exclusive nationwide network.

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

The table below presents subscriber data for the twelve months ended March 31, 2014 and 2013:

	Twelve Months Ended March 31,
	2014	2013

Beginning balance of accounts	818,335	706,881
Accounts acquired	357,855	206,665
Accounts cancelled	(118,688)	(92,696)
Canceled accounts guaranteed by dealer and acquisition adjustment (a) (b)	(10,717)	(2,515)
Ending balance of accounts	1,046,785	818,335
Monthly weighted average accounts	962,527	759,180
Attrition rate	(12.3)%	(12.2)%

(a)         Canceled accounts that are contractually guaranteed to be refunded from holdback.

(b)         Includes 2,064 subscriber accounts that were proactively cancelled following the acquisition of Security Networks in August 2013 because they were active with both Monitronics and Security Networks.

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

Accounts Acquired

During the three months ended March 31, 2014 and 2013, the Company acquired 31,774 and 28,460 subscriber accounts, respectively.  Acquired contracts for the twelve months ended March 31, 2014 include 203,898 accounts acquired in the Security Networks Acquisition, which was completed on August 16, 2013.  In addition, subscriber accounts acquired for the twelve months ended March 31, 2013 include approximately 93,000 accounts purchased in a bulk buy on October 25, 2012.

Recurring monthly revenue acquired during the three months ended March 31, 2014 and 2013 was approximately $1,451,000 and $1,277,000, respectively.

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

	Three months ended
	March 31,
	2014	2013

Net revenue	$132,864	100,158
Cost of services	22,090	15,202
Selling, general, and administrative	22,972	15,903
Amortization of subscriber accounts, dealer network and other intangible assets	61,780	44,315
Restructuring charges	547	—
Interest expense	29,344	21,127
Income tax expense	1,599	774
Net income (loss)	(7,851)	1,349

Adjusted EBITDA (a)	$89,275	69,414
Adjusted EBITDA as a percentage of Revenue	67.2%	69.3%

(a)         See reconciliation to net income (loss) below.

Net revenue.  Net revenue increased $32,706,000, or 32.7%, for the three months ended March 31, 2014 as compared to the corresponding prior year period.  The increase in net revenue is attributable to the growth in the number of subscriber accounts and the increase in average monthly revenue per subscriber.  The growth in subscriber accounts reflects the effects of the Security Networks Acquisition in August 2013, which included over 200,000 subscriber accounts, acquisition of over 135,000 accounts through the

Company’s authorized dealer program subsequent to March 31, 2013, and the purchase of approximately 18,200 accounts in various bulk buys over the last 12 months.  In addition, average monthly revenue per subscriber increased from $39.74 as of March 31, 2013 to $41.15 as of March 31, 2014.

Cost of services.  Cost of services increased $6,888,000, or 45.3%, for the three months ended March 31, 2014 as compared to the corresponding prior year period.  The increase is primarily attributable to subscriber growth over the last twelve months, as well as increases in cellular and service costs.  Cellular costs have increased due to more accounts being monitored across the cellular network, which often include interactive and home automation services.  This has also resulted in higher service costs as existing subscribers upgrade their systems.  Cost of services as a percent of net revenue increased from 15.2% for the three months ended March 31, 2013 to 16.6% for the three months ended March 31, 2014.

Selling, general and administrative.  Selling, general and administrative costs (“SG&A”) increased $7,069,000, or 44.5%, for the three months ended March 31, 2014 as compared to the corresponding prior year period.  The increase is primarily attributable to subscriber growth over the last twelve months.  Increased SG&A costs are also attributable to redundant staffing and operating costs at our Dallas, Texas headquarters and integration costs incurred in advance of transitioning Security Networks’ operations from Florida to Texas.  This transition was completed in April 2014.  Integration costs for the three months ended March, 31, 2014, were $1,059,000, which primarily relate to professional services rendered.  SG&A as a percent of net revenue increased from 15.9% for the three months ended March 31, 2013 to 17.3% for the three months ended March 31, 2014.

Amortization of subscriber accounts, dealer network and other intangible assets.  Amortization of subscriber accounts, dealer network and other intangible assets increased $17,465,000 for the three months ended March 31, 2014 as compared to the corresponding prior year period.  The increase is attributable to amortization of subscriber accounts acquired subsequent to March 31, 2013, including amortization of approximately $16,517,000 related to the definite lived intangible assets acquired in the Security Networks Acquisition.

Restructuring charges.  In connection with the Security Networks Acquisition, management approved a restructuring plan to transition Security Networks operations in West Palm Beach and Kissimmee, Florida to Dallas, Texas (the “2013 Restructuring Plan”).  The 2013 Restructuring Plan provides certain employees with a severance package that entitles them to benefits upon completion of the transition in 2014.  Severance costs related to the 2013 Restructuring Plan are recognized ratably over the future service period.  During the three months ended March 31, 2014, the Company recorded $547,000 of restructuring charges related to employee termination benefits.

There were no restructuring charges recorded for the three months ended March 31, 2013.

The following table provides the activity and balance of the Company’s restructuring plan (amounts in thousands):

	December 31, 2013	Additions	Payments	March 31, 2014

2013 Restructuring Plan
Severance and retention	$1,570	547	(504)	1,613

Interest expense.  Interest expense increased $8,217,000 for the three months ended March 31, 2014 as compared to the corresponding prior year period. The increase in interest expense is primarily attributable to increases in the Company’s consolidated debt balance related to the borrowings incurred to fund the Security Networks Acquisition.  This increase is partially offset by the favorable repricing of the Company’s credit facility interest rates effective March 25, 2013.

Income tax expense.  The Company had a pre-tax loss of $6,252,000 and income tax expense of $1,599,000 for the three months ended March 31, 2014.  The Company had pre-tax income of $2,123,000 and income tax expense of $774,000 for the three months ended March 31, 2013.  Income tax expense for the three months ended March 31, 2014 is attributable to Texas state margin tax incurred on the Company’s operations and the deferred tax impact from amortization of deductible goodwill related to the Security Networks Acquisition.  Income tax expense for the three months ended March 31, 2013 is primarily attributable to Texas state margin tax incurred on the Company’s operations.

Adjusted EBITDA. The following table provides a reconciliation of total Adjusted EBITDA to net income (loss):

	Three months ended
	March 31,
	2014	2013
	(Amounts in thousands)

Total Adjusted EBITDA	$89,275	69,414
Amortization of subscriber accounts, dealer network and other intangible assets	(61,780)	(44,315)
Depreciation	(2,383)	(1,488)
Stock-based compensation	(414)	(361)
Restructuring charges	(547)	—
Security Networks integration costs	(1,059)	—
Interest expense	(29,344)	(21,127)
Income tax expense	(1,599)	(774)

Net income (loss)	$(7,851)	1,349

Adjusted EBITDA increased $19,861,000, or 28.6%, for the three months ended March 31, 2014 as compared to the respective prior year period.  The increase in Adjusted EBITDA was primarily due to revenue growth.

Liquidity and Capital Resources

At March 31, 2014, we had $31,443,000 of cash and cash equivalents and $119,000 of current restricted cash.  Our primary sources of funds are our cash flows from operating activities which are generated from alarm monitoring and related service revenues.  During the three months ended March 31, 2014 and 2013, our cash flow from operating activities was $67,211,000 and $59,700,000, respectively.  The primary driver of our cash flow from operating activities is Adjusted EBITDA.  Fluctuations in our Adjusted EBITDA and the components of that measure are discussed in “Results of Operations” above.  In addition, our cash flow from operating activities may be significantly impacted by changes in working capital.

During the three months ended March 31, 2014 and 2013, we used cash of $53,789,000 and $46,043,000, respectively, to fund subscriber account acquisitions, net of holdback and guarantee obligations.  In addition, during the three months ended March 31, 2014 and 2013, we used cash of $1,938,000 and $1,265,000, respectively, to fund our capital expenditures.

On March 31, 2014, we borrowed $33,000,000 on the Credit Facility revolver to fund the April 1, 2014 interest payment due under the Senior Notes of approximately $26,691,000 and other business activities.

In considering our liquidity requirements for 2014, we evaluated our known future commitments and obligations.  We will require the availability of funds to finance our strategy to grow through the acquisition of subscriber accounts.  Additionally, as a result of announcements by AT&T and certain other telecommunication providers that they intend to discontinue 2G services in the near future, we expect to incur expenditures over the next few years as we replace the 2G equipment used in many of our subscribers’ security systems.  Costs incurred and subscriber attrition resulting from the 2G phase-out will, to some extent, be dependent on the level of advance notice received from the telecommunication providers.  We expect costs associated with the phase-out to be relatively small in 2014 and then increase in 2015 and 2016.  In addition, we considered the borrowing capacity of our Credit Facility revolver, under which we could borrow an additional $187,500,000 as of March 31, 2014.  Based on this analysis, we expect that cash on hand, cash flow generated from operations and borrowings under our Credit Facility will provide sufficient liquidity, given our anticipated current and future requirements.

The existing long-term debt at March 31, 2014 includes the principal balance of $1,627,673,000 under our Senior Notes, the Ascent Intercompany Loan, our Credit Facility, and our Credit Facility revolver.  The Senior Notes have an outstanding principal balance of $585,000,000 as of March 31, 2014 and mature on April 1, 2020.  The Ascent Intercompany Loan has an outstanding principal balance of $100,000,000 and matures on October 1, 2020.  The Credit Facility term loans have an outstanding principal balance of $905,173,000 as of March 31, 2014 and require principal payments of $2,292,000 per quarter with the remaining outstanding balance becoming due on March 23, 2018.  The Credit Facility revolver has an outstanding balance of $37,500,000 as of March 31, 2014 and becomes due on December 22, 2017.

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

Year of Maturity	Fixed Rate Derivative Instruments (a)	Variable Rate Debt	Fixed Rate Debt	Total
	Amounts in thousands

Remainder of 2014	$—	6,875	—	6,875
2015	—	9,166	—	9,166
2016	—	9,166	—	9,166
2017	—	46,666	—	46,666
2018	1,094	870,800	—	871,894
2019	—	—	—	—
Thereafter	—	—	685,000	685,000
Total	$1,094	942,673	685,000	1,628,767

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

Item 4.  Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and chief financial officer (the “Executives”), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Executives concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2014 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There has been no change in the Company’s internal controls over financial reporting that occurred during the three months ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, its internal controls over financial reporting.

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

MONITRONICS INTERNATIONAL, INC.

Date: May 14, 2014	By:	/s/ Michael R. Haislip
Michael R. Haislip
President and Chief Executive Officer

Date: May 14, 2014	By:	/s/ Michael R. Meyers
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