Form 10-Q
period 2014-06-30
MONITRONICS INTERNATIONAL INC
filed 2014-08-13
CIK 1265107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

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

As of August 13, 2014 Monitronics International, Inc. is a wholly owned subsidiary of Ascent Capital Group, Inc.

Item 1.  Financial Statements.
MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
Amounts in thousands, except share amounts
(unaudited)

	June 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$6,099	$4,355
Restricted cash	112	40
Trade receivables, net of allowance for doubtful accounts of $1,983 in 2014 and $1,937 in 2013	13,298	13,019
Deferred income tax assets, net	8,530	8,530
Prepaid and other current assets	5,751	6,319
Total current assets	33,790	32,263
Property and equipment, net of accumulated depreciation of $21,438 in 2014 and $17,514 in 2013	23,004	24,561
Subscriber accounts, net of accumulated amortization of $618,564 in 2014 and $503,497 in 2013	1,349,594	1,340,954
Dealer network and other intangible assets, net of accumulated amortization of $44,187 in 2014 and $34,297 in 2013	54,745	64,635
Goodwill	527,502	527,502
Other assets, net	27,332	29,611
Total assets	$2,015,967	$2,019,526
Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$5,487	$6,895
Accrued payroll and related liabilities	4,351	3,179
Other accrued liabilities	29,841	33,454
Deferred revenue	14,987	14,379
Holdback liability	18,164	19,758
Current portion of long-term debt	9,166	9,166
Total current liabilities	81,996	86,831
Non-current liabilities:
Long-term debt	1,615,575	1,597,627
Long-term holdback liability	6,239	6,698
Derivative financial instruments	6,748	2,013
Deferred income tax liability, net	19,323	17,632
Other liabilities	15,251	16,065
Total liabilities	1,745,132	1,726,866
Commitments and contingencies
Stockholder’s equity:
Common stock, $.01 par value. 1,000 shares authorized, issued and outstanding both at June 30, 2014 and December 31, 2013	—	—
Additional paid-in capital	337,728	337,038
Accumulated deficit	(60,828)	(44,452)
Accumulated other comprehensive income (loss)	(6,065)	74
Total stockholder’s equity	270,835	292,660
Total liabilities and stockholder’s equity	$2,015,967	$2,019,526

See accompanying notes to condensed consolidated financial statements.

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
Amounts in thousands, except share amounts
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net revenue	$134,696	102,273	$267,560	202,431
Operating expenses:
Cost of services	22,982	15,594	45,072	30,796
Selling, general, and administrative, including stock-based compensation	23,127	18,113	46,099	34,016
Amortization of subscriber accounts, dealer network and other intangible assets	63,261	45,998	125,041	90,313
Depreciation	2,198	1,721	4,581	3,209
Restructuring charges	371	—	918	—
Gain on disposal of operating assets, net	(69)	(2)	(69)	(2)
	111,870	81,424	221,642	158,332
Operating income	22,826	20,849	45,918	44,099
Other expense:
Interest expense	29,638	19,466	58,982	40,593
	29,638	19,466	58,982	40,593
Income (loss) before income taxes	(6,812)	1,383	(13,064)	3,506
Income tax expense	1,713	791	3,312	1,565
Net income (loss)	(8,525)	592	(16,376)	1,941
Other comprehensive income (loss):
Unrealized gain (loss) on derivative contracts, net	(4,468)	11,671	(6,139)	11,930
Total other comprehensive income (loss), net of tax	(4,468)	11,671	(6,139)	11,930
Comprehensive income (loss)	$(12,993)	12,263	$(22,515)	13,871

See accompanying notes to condensed consolidated financial statements.

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Amounts in thousands
(unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$(16,376)	1,941
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of subscriber accounts, dealer network and other intangible assets	125,041	90,313
Depreciation	4,581	3,209
Stock-based compensation	896	763
Deferred income tax expense	1,691	204
Long-term debt amortization	531	387
Gain on disposal of operating assets, net	(69)	(2)
Other non-cash activity, net	5,693	4,712
Changes in assets and liabilities:
Trade receivables	(3,967)	(4,126)
Prepaid expenses and other assets	391	1,928
Payables and other liabilities	(4,055)	1,385
Net cash provided by operating activities	114,357	100,714
Cash flows from investing activities:
Capital expenditures	(3,212)	(3,978)
Cost of subscriber accounts acquired	(126,640)	(113,199)
Increase in restricted cash	(72)	—
Proceeds from disposal of operating assets	241	2
Other investing activities	(347)	—
Net cash used in investing activities	(130,030)	(117,175)
Cash flows from financing activities:
Proceeds from long-term debt	75,200	62,100
Payments on long-term debt	(57,783)	(44,764)
Payments of financing costs	—	(1,771)
Dividend to Ascent	—	(1,000)
Net cash provided by financing activities	17,417	14,565
Net increase (decrease) in cash and cash equivalents	1,744	(1,896)
Cash and cash equivalents at beginning of period	4,355	3,433
Cash and cash equivalents at end of period	$6,099	1,537

Supplemental cash flow information:
State taxes paid	$2,658	2,350
Interest paid	54,869	38,648

See accompanying notes to condensed consolidated financial statements.

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholder’s Equity
Amounts in thousands, except share amounts
(unaudited)

	Common Stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholder’s
	Shares	Amount	capital	income (loss)	deficit	equity
Balance at December 31, 2013	1,000	—	337,038	74	(44,452)	292,660
Net loss	—	—	—	—	(16,376)	(16,376)
Other comprehensive loss	—	—	—	(6,139)	—	(6,139)
Stock-based compensation	—	—	896	—	—	896
Value of shares withheld for tax liability	—	—	(206)	—	—	(206)
Balance at June 30, 2014	1,000	—	337,728	(6,065)	(60,828)	270,835

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

The unaudited interim financial information of the Company has been prepared in accordance with Article 10 of the Securities and Exchange Commission’s (the “SEC”) Regulation S-X. Accordingly, it does not include all of the information required by generally accepted accounting principles in the United States (“U.S. GAAP”) for complete financial statements.  The Company’s unaudited condensed consolidated financial statements as of June 30, 2014, and for the three and six months ended June 30, 2014 and 2013, include Monitronics and all of its direct and indirect subsidiaries.  The accompanying interim condensed consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year.  These condensed consolidated financial statements should be read in conjunction with the Monitronics Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 4, 2014 (the “2013 Form 10-K”).

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

(2)                                 Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606). Under the update, revenue will be recognized based on a five-step model. The core principle of the model is that revenue will be recognized when the transfer of promised goods or services to customers is made in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU is effective for annual and interim periods beginning after December 15, 2016. The Company is currently evaluating the impact that adopting this ASU will have on its financial position, results of operations and cash flows.

(3)    Security Networks Acquisition

On August 16, 2013 (the “Closing Date”), the Company acquired all of the equity interests of Security Networks and certain affiliated entities.  The purchase price (the “Security Networks Purchase Price”) of $500,557,000 consisted of $481,834,000 in cash and 253,333 shares of Ascent Capital’s Series A common stock, par value $0.01 per share, with a Closing Date fair value of $18,723,000.  The Security Networks Purchase Price includes post-closing adjustments of $1,057,000.

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

The Security Networks Acquisition was accounted for as a business combination utilizing the acquisition method in accordance with FASB Accounting Standards Codification Topic 805, Business Combinations ("FASB ASC Topic 805").  Under the acquisition method of accounting, the Security Networks Purchase Price has been allocated to Security Networks’ tangible and identifiable intangible assets acquired and liabilities assumed based on their estimates of fair value as follows (amounts in thousands):

Cash	$3,096
Trade receivables	1,305
Other current assets	1,677
Property and equipment	1,404
Subscriber accounts	307,800
Dealer network and other intangible assets	48,500
Goodwill	177,289
Holdback liability, current and non-current	(9,620)
Deferred income tax liabilities	(5,097)
Other current and non-current liabilities	(25,797)
Fair value of consideration	$500,557

The Company’s 2013 Form 10-K included an initial allocation of the purchase price based on preliminary data. Subsequent to filing the Company’s 2013 Form 10-K, an adjustment was made to increase goodwill by $989,000, which is reflected in the revised December 31, 2013 consolidated balance sheet in accordance with FASB ASC Topic 805. The increase to goodwill is related to adjustments to the deferred income tax liabilities acquired as a result of obtaining Security Networks' final short period federal and state income tax returns for 2013, which were filed in the second quarter of 2014. The increase to the acquired deferred income tax liabilities resulted in a $936,000 reduction in the Company's valuation allowance. The corresponding decrease in income tax expense related to the reduction in valuation allowance has been retrospectively applied to the revised December 31, 2013 consolidated balance sheet in accordance with FASB ASC Topic 805.

The following table includes unaudited pro-forma information for the Company, which includes the historical operating results of Security Networks prior to ownership by the Company. This pro-forma information gives effect to certain adjustments, including increased amortization to reflect the fair value assigned to the subscriber accounts and dealer network and other intangible assets acquired and increased interest expense relating to the debt transactions entered into to fund the Security Networks Acquisition. The pro-forma results assume that the Security Networks Acquisition and the debt transactions had occurred on January 1, 2012 for all periods presented. They are not necessarily indicative of the results of operations that would have occurred if the acquisition had been made at the beginning of the periods presented or that may be obtained in the future.

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
	(amounts in thousands)
As reported:
Net revenue	$102,273	$202,431
Net income	592	1,941

Supplemental pro-forma:
Net revenue	$127,424	$250,838
Net loss	(8,304)	(14,109)

(4)          Other Accrued Liabilities

Other accrued liabilities consisted of the following (amounts in thousands):

	June 30, 2014	December 31, 2013
Interest payable	$18,089	$17,258
Income taxes payable	1,645	2,647
Legal accrual	599	705
Other	9,508	12,844
Total Other accrued liabilities	$29,841	$33,454

(5)          Long-Term Debt

Long-term debt consisted of the following (amounts in thousands):

	June 30, 2014	December 31, 2013
9.125% Senior Notes due April 1, 2020	$585,000	$585,000
9.868% Promissory Note to Ascent Capital due October 1, 2020	100,000	100,000
Term loans, mature March 23, 2018, LIBOR plus 3.25%, subject to a LIBOR floor of 1.00% (a)	898,241	902,293
$225 million revolving credit facility, matures December 22, 2017, LIBOR plus 3.75%, subject to a LIBOR floor of 1.00% (a)	41,500	19,500
	1,624,741	1,606,793
Less current portion of long-term debt	(9,166)	(9,166)
Long-term debt	$1,615,575	$1,597,627

(a)	The interest rate on the term loan and the revolving credit facility was LIBOR plus 4.25%, subject to a LIBOR floor of 1.25%, until March 25, 2013.

Senior Notes

On July 17, 2013, the Company closed on a $175,000,000 privately placed debt offering of 9.125% Senior Notes (the “New Senior Notes”).  In December 2013, the Company completed an exchange of the New Senior Notes for identical securities in a registered offering under the Securities Act of 1933, as amended.

The New Senior Notes, together with the existing $410,000,000 of 9.125% senior notes due 2020 (collectively, the “Senior Notes”), total $585,000,000 in principal, mature on April 1, 2020 and bear interest at 9.125% per annum.  Interest payments are due semi-annually on April 1 and October 1 of each year.

The Senior Notes are guaranteed by all of the Company’s existing domestic subsidiaries.  Ascent Capital has not guaranteed any of the Company’s obligations under the Senior Notes.

Ascent Intercompany Loan

On August 16, 2013, in connection with the Security Networks Acquisition, the Company executed and delivered a Promissory Note to Ascent Capital in a principal amount of $100,000,000 (the “Ascent Intercompany Loan”).  The entire principal amount under the Ascent Intercompany Loan is due on October 1, 2020.  The Company may prepay any portion of the balance of the Ascent Intercompany Loan at any time from time to time without fee, premium or penalty (subject to certain financial covenants associated with the Company’s other indebtedness).  Any unpaid balance of the Ascent Intercompany Loan bears interest at a rate equal to 9.868%% per annum, payable semi-annually in cash in arrears on January 12 and July 12 of each year, commencing on January 12, 2014.  Borrowings under the Ascent Intercompany Loan constitute unsecured obligations of the Company and are not guaranteed by any of the Company’s subsidiaries.

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

The Credit Facility term loans bear interest at LIBOR plus 3.25%, subject to a LIBOR floor of 1.00%, and mature on March 23, 2018.  Principal payments of approximately $2,292,000 and interest on the term loans are due quarterly.  The Credit Facility revolver bears interest at LIBOR plus 3.75%, subject to a LIBOR floor of 1.00%, and matures on December 22, 2017.  There is an annual commitment fee of 0.5% on unused portions of the Credit Facility revolver.  As of June 30, 2014, $183,500,000 is available for borrowing under the revolving credit facility.

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

As of June 30, 2014, the Company has deferred financing costs, net of accumulated amortization, of $23,159,000 related to the Senior Notes and the Credit Facility. These costs are included in Other assets, net on the accompanying consolidated balance sheet and will be amortized over the remaining term of the respective debt instruments using the effective-interest method.

In order to reduce the financial risk related to changes in interest rates associated with the floating rate term loans under the Credit Facility, the Company has entered into interest rate swap agreements with terms similar to the Credit Facility term loans.  On March 25, 2013, the Company negotiated amendments to the terms of its existing swap agreements to coincide with the Repricing.  In the third quarter of 2013, the Company entered into additional interest rate swap agreements in conjunction with the Incremental Term Loans (all outstanding interest rate swap agreements are collectively referred to as the “Swaps”).

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

The terms of the Senior Notes and Credit Facility provide for certain financial and nonfinancial covenants.  As of June 30, 2014, the Company was in compliance with all required covenants.

Principal payments scheduled to be made on the Company’s debt obligations are as follows (amounts in thousands):

Remainder of 2014	$4,583
2015	9,166
2016	9,166
2017	50,667
2018	870,800
2019	—
Thereafter	685,000
Total principal payments	1,629,382
Less:
Unamortized discount on the Credit Facility term loans	4,641
Total debt on condensed consolidated balance sheet	$1,624,741

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

The Swaps’ outstanding notional balance as of June 30, 2014 and terms are noted below:

Notional	Effective Date	Fixed Rate Paid	Variable Rate Received
$537,625,000	March 28, 2013	1.884%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor (a)
142,462,500	March 28, 2013	1.384%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor (a)
111,369,347	September 30, 2013	1.959%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor
111,369,347	September 30, 2013	1.850%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor

(a)
On March 25, 2013, the Company negotiated amendments to the terms of these interest rate swap agreements to coincide with the Repricing (the “Amended Swaps”).  The Amended Swaps are held with the same counterparties as the Existing Swap Agreements.  Upon entering into the Amended Swaps, the Company simultaneously dedesignated the Existing Swap Agreements and redesignated the Amended Swaps as cash flow hedges for the underlying change in the swap terms.  The amounts previously recognized in Accumulated other comprehensive income (loss) relating to the dedesignation will be recognized in Interest expense over the remaining life of the Amended Swaps.

All of the Swaps are designated and qualify as cash flow hedging instruments, with the effective portion of the Swaps change in fair value recorded in Accumulated other comprehensive income (loss).  Any ineffective portions of the Swaps' change in fair value are recognized in current earnings in Interest expense.  Changes in the fair value of the Swaps recognized in Accumulated other comprehensive income (loss) are reclassified to Interest expense when the hedged interest payments on the underlying debt are recognized.  Amounts in Accumulated other comprehensive income (loss) expected to be recognized in Interest expense in the coming 12 months total approximately $6,616,000.

The impact of the derivatives designated as cash flow hedges on the condensed consolidated financial statements is depicted below (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Effective portion of gain (loss) recognized in Accumulated other comprehensive income (loss)	$(6,234)	10,473	$(9,605)	9,564
Effective portion of gain (loss) reclassified from Accumulated other comprehensive income (loss) into Net income (loss) (a)	$(1,766)	(1,198)	$(3,466)	(2,366)
Ineffective portion of amount of gain (loss) recognized into Net income (loss) on interest rate swaps (a)	$(2)	61	$(3)	80

(a)	Amounts are included in Interest expense in the unaudited condensed consolidated statements of operations and comprehensive income (loss).

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

The following summarizes the fair value level of assets and liabilities that are measured on a recurring basis at June 30, 2014 and December 31, 2013 (amounts in thousands):

	Level 1	Level 2	Level 3	Total
June 30, 2014
Derivative financial instruments — assets (a)	$—	1,273	—	1,273
Derivative financial instruments - liabilities	—	(6,748)	—	(6,748)
Total	$—	(5,475)	—	(5,475)
December 31, 2013
Derivative financial instruments - assets (a)	$—	2,495	—	2,495
Derivative financial instruments - liabilities	—	(2,013)	—	(2,013)
Total	$—	482	—	482

(a)	Included in Other assets, net on the condensed consolidated balance sheets.

The Company has determined that the majority of the inputs used to value the Swaps fall within Level 2 of the fair value hierarchy.  The credit valuation adjustments associated with the derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by their counterparties.  As the counterparties have publicly available credit information, the credit spreads over LIBOR used in the calculations represent implied credit default swap spreads obtained from a third-party credit data provider.  However, as of June 30, 2014, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Swaps.  As a result, the Company has determined that its derivative valuations are classified in Level 2 of the fair value hierarchy.

Carrying values and fair values of financial instruments that are not carried at fair value are as follows (amounts in thousands):

	June 30, 2014	December 31, 2013
Long term debt, including current portion:
Carrying value	$1,624,741	$1,606,793
Fair value (a)	1,672,256	1,656,797

(a)	T he fair value is based on valuations from third party financial institutions and is classified as Level 2 in the hierarchy.

The Company’s other financial instruments, including cash and cash equivalents, accounts receivable and accounts payable are carried at cost, which approximates their fair value because of their short-term maturity.

(8)           Restructuring Charges

In connection with the Security Networks Acquisition, management approved a restructuring plan to transition Security Networks’ operations in West Palm Beach and Kissimmee, Florida to Dallas, Texas (the “2013 Restructuring Plan”).  The 2013 Restructuring Plan provides certain employees with a severance package that entitles them to receive benefits upon completion of the transition in 2014.  Severance costs related to the 2013 Restructuring Plan were recognized ratably over the future service period.  During the three and six months ended June 30, 2014, the Company recorded $371,000 and $918,000, respectively, of restructuring charges related to employee termination benefits under the 2013 Restructuring Plan. The transition of Security Networks' operations to Dallas was completed in the second quarter of 2014.

There were no restructuring charges recorded for the three and six months ended June 30, 2013.

The following table provides the activity and balance of the Company’s restructuring plan (amounts in thousands):

	December 31, 2013	Additions	Payments	June 30, 2014
2013 Restructuring Plan
Severance and retention	$1,570	918	(2,042)	446

(9)           Accumulated Other Comprehensive Income (Loss)

The following table provides a summary of the changes in Accumulated other comprehensive income (loss) for the period presented (amounts in thousands):

Accumulated other comprehensive income (loss)
As of December 31, 2013	$74
Unrealized loss on derivatives recognized through Accumulated other comprehensive income (loss)	(9,605)
Reclassifications of unrealized loss on derivatives into net income (a)	3,466
As of June 30, 2014	$(6,065)

(a)	Amounts reclassified into net income are included in Interest expense on the condensed consolidated statement of operations. See note 6, Derivatives, for further information.

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

(11)                          Consolidating Guarantor Financial Information

The Senior Notes were issued and the Credit Facility was entered into by Monitronics (the “Parent Issuer”) and both are guaranteed by all of the Company’s existing domestic subsidiaries.  Ascent Capital has not guaranteed any of the Company’s obligations under the Senior Notes or Credit Facility.

Consolidating guarantor financial information has not been presented in this Form 10-Q as substantially all of the Company’s operations are now conducted by the Parent Issuer entity. The Company believes that disclosing such information would not provide investors with any additional information that would be material in evaluating the sufficiency of the guarantees.

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

•
the operating performance of the Company’s network, including the potential for service disruptions at both the main monitoring facility and back-up monitoring facility due to acts of nature or technology deficiencies;

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

The table below presents subscriber data for the twelve months ended June 30, 2014 and 2013:

	Twelve Months Ended June 30,
	2014	2013
Beginning balance of accounts	838,723	711,832
Accounts acquired	352,973	228,040
Accounts canceled	(125,096)	(98,107)
Canceled accounts guaranteed by dealer and acquisition adjustments (a) (b)	(10,494)	(3,042)
Ending balance of accounts	1,056,106	838,723
Monthly weighted average accounts	1,014,902	787,735
Attrition rate	(12.3)%	(12.5)%

(a)	Canceled accounts that are contractually guaranteed to be refunded from holdback.

(b)
Includes a net reduction of 561 subscriber accounts related to the Security Networks Acquisition. These acquisition adjustments include 2,064 subscriber accounts that were proactively canceled following the acquisition of Security Networks in August 2013 because they were active with both Monitronics and Security Networks.  The impact of these cancellations was partially offset by a favorable adjustment of 1,503 accounts associated with multi-site subscribers that were considered single accounts prior to the completion of the Security Networks integration in April 2014.

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

Accounts Acquired

During the three months ended June 30, 2014 and 2013, the Company acquired 42,851 and 47,733 subscriber accounts, respectively. During the six months ended June 30, 2014 and 2013, the Company acquired 74,625 and 76,193 subscriber accounts, respectively.  Acquired contracts for the three and six months ended June 30, 2014 reflect a bulk buy of approximately 2,900 accounts purchased in the second quarter of 2014. Acquired contracts for the three and six months ended June 30, 2013 reflect bulk buys of approximately 18,200 accounts purchased in the second quarter of 2013.

Acquired contracts for the twelve months ended June 30, 2014 includes 203,898 accounts acquired in the Security Networks Acquisition, which was completed on August 16, 2013, and approximately 2,900 accounts purchased in a bulk buy in the second quarter of 2014.  In addition, subscriber accounts acquired for the twelve months ended June 30, 2013 include approximately 111,200 accounts purchased in various bulk buys throughout the period.

Recurring monthly revenue ("RMR") acquired during the three months ended June 30, 2014 and 2013 was approximately $1,948,000 and $2,090,000, respectively. RMR acquired during the six months ended June 30, 2014 and 2013 was approximately $3,399,000 and $3,367,000, respectively.

Adjusted EBITDA

We evaluate the performance of our operations based on financial measures such as revenue and “Adjusted EBITDA.”  Adjusted EBITDA is defined as net income (loss) before interest expense, interest income, income taxes, depreciation, amortization (including the amortization of subscriber accounts, dealer network and other intangible assets), restructuring charges, stock-based compensation, and other non-cash or nonrecurring charges.   The Company believes that Adjusted EBITDA is an important indicator of the operational strength and performance of its business, including the business’ ability to fund its ongoing acquisition of subscriber accounts, its capital expenditures and to service its debt.  In addition, this measure is used by management to evaluate operating results and perform analytical comparisons and identify strategies to improve performance.   Adjusted EBITDA is also a measure that is customarily used by financial analysts to evaluate the financial performance of companies in the security alarm monitoring industry and is one of the financial measures, subject to certain adjustments, by which the Company's covenants are calculated under the agreements governing its debt obligations.  Adjusted EBITDA does not represent cash flow from operations as defined by generally accepted accounting principles (“GAAP”), should not be construed as an alternative to net income or loss and is indicative neither of our results of operations nor of cash flows available to fund all of our cash needs.  It is, however, a measurement that the Company believes is useful to investors in analyzing its operating performance.  Accordingly, Adjusted EBITDA should be considered in addition to, but not as a substitute for, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP.  Adjusted EBITDA is a non-GAAP financial measure.  As companies often define non-GAAP financial measures differently, Adjusted EBITDA as calculated by Monitronics should not be compared to any similarly titled measures reported by other companies.

Results of Operations

The following table sets forth selected data from the accompanying condensed consolidated statements of operations and comprehensive income (loss) for the periods indicated (dollar amounts in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net revenue	$134,696	102,273	$267,560	202,431
Cost of services	22,982	15,594	45,072	30,796
Selling, general, and administrative	23,127	18,113	46,099	34,016
Amortization of subscriber accounts, dealer network and other intangible assets	63,261	45,998	125,041	90,313
Restructuring charges	371	—	918	—
Interest expense	29,638	19,466	58,982	40,593
Income tax expense	1,713	791	3,312	1,565
Net income (loss)	(8,525)	592	(16,376)	1,941

Adjusted EBITDA (a)	$90,261	70,408	$179,536	139,822
Adjusted EBITDA as a percentage of Net Revenue	67.0%	68.8%	67.1%	69.1%

(a)	See reconciliation to net income (loss) below.

Net revenue.  Net revenue increased $32,423,000, or 31.7%, and $65,129,000, or 32.2%, for the three and six months ended June 30, 2014 as compared to the corresponding prior year periods.  The increase in net revenue is attributable to the growth in the number of subscriber accounts and the increase in average RMR per subscriber.  The growth in subscriber accounts reflects the effects of the Security Networks Acquisition in August 2013, which included over 200,000 subscriber accounts, and the acquisition of over 146,000 accounts through the Company's authorized dealer program subsequent to June 30, 2013.  In addition, average monthly revenue per subscriber increased from $39.98 as of June 30, 2013 to $41.26 as of June 30, 2014.

Cost of services.  Cost of services increased $7,388,000, or 47.4%, and $14,276,000, or 46.4%, for the three and six months ended June 30, 2014 as compared to the corresponding prior year periods.  The increase is primarily attributable to subscriber growth over the last twelve months, as well as increases in cellular and service costs.  Cellular costs have increased due to more accounts being monitored across the cellular network, which often include interactive and home automation services.  This has also resulted in higher service costs as existing subscribers upgrade their systems.  Cost of services as a percent of net revenue increased from 15.2% for both the three and six months ended June 30, 2013 to 17.1% and 16.8% for the three and six months ended June 30, 2014, respectively.

Selling, general and administrative.  Selling, general and administrative costs (“SG&A”) increased $5,014,000, or 27.7%, and $12,083,000, or 35.5%, for the three and six months ended June 30, 2014 as compared to the corresponding prior year periods.  The increase is attributable to subscriber growth over the last twelve months and redundant staffing and operating costs at our Dallas, Texas headquarters in advance of transitioning Security Networks' operations from Florida to Texas. This transition was completed in April 2014.  In addition, the Company incurred integration costs of $1,123,000 and $2,182,000 for the three and six months ended June 30, 2014, respectively, which primarily were for professional services rendered related to the transition.  SG&A as a percent of net revenue decreased from 17.7% for the three months ended June 30, 2013 to 17.2% for the three months ended June 30, 2014. SG&A as a percent of net revenue increased from 16.8% for the six months ended June 30, 2013 to 17.2% for the six months ended June 30, 2014.

Amortization of subscriber accounts, dealer network and other intangible assets.  Amortization of subscriber accounts, dealer network and other intangible assets increased $17,263,000 and $34,728,000 for the three and six months ended June 30, 2014 as compared to the corresponding prior year periods.  The increase is attributable to amortization of subscriber accounts acquired subsequent to June 30, 2013, including amortization of approximately $15,313,000 and $31,830,000 for the three and six months ended June 30, 2014, respectively, related to the definite lived intangible assets acquired in the Security Networks Acquisition.

Restructuring charges.  In connection with the Security Networks Acquisition, management approved a restructuring plan to transition Security Networks’ operations in West Palm Beach and Kissimmee, Florida to Dallas, Texas (the “2013 Restructuring Plan”).  The 2013 Restructuring Plan provides certain employees with a severance package that entitles them to receive benefits upon completion of the transition in 2014.  Severance costs related to the 2013 Restructuring Plan were recognized ratably over the future service period.  During the three and six months ended June 30, 2014, the Company recorded $371,000 and $918,000, respectively, of restructuring charges related to employee termination benefits under the 2013 Restructuring Plan. The transition of Security Networks' operations to Dallas was completed in the second quarter of 2014.

There were no restructuring charges recorded in continuing operations for the three and six months ended June 30, 2013.

The following table provides the activity and balance of the Company’s restructuring plan (amounts in thousands):

	December 31, 2013	Additions	Payments	June 30, 2014
2013 Restructuring Plan
Severance and retention	$1,570	918	(2,042)	446

Interest expense.  Interest expense increased $10,172,000 and $18,389,000 for the three and six months ended June 30, 2014 as compared to the corresponding prior year periods. The increases in interest expense is primarily attributable to increases in the Company’s consolidated debt balance related to the borrowings incurred to fund the Security Networks Acquisition.  For the six months ending June 30, 2014, the increase is partially offset by the favorable repricing of Monitronics credit facility interest rates effective March 25, 2013.

Income tax expense.  The Company had a pre-tax loss of $6,812,000 and $13,064,000 for the three and six months ended June 30, 2014, respectively, and income tax expense of $1,713,000 and $3,312,000 for the three and six months ended June 30, 2014, respectively.  The Company had pre-tax income of $1,383,000 and $3,506,000 for the three and six months ended June 30, 2013, respectively, and income tax expense of $791,000 and $1,565,000 for the three and six months ended June 30, 2013.  Income tax expense for the three and six months ended June 30, 2014 is attributable to Texas state margin tax incurred on the Company's operations and the deferred tax impact from amortization of deductible goodwill related to the Security Networks Acquisition.  Income tax expense for the three and six months ended June 30, 2013 is primarily attributable to Texas state margin tax incurred on the Company's operations.

Adjusted EBITDA. The following table provides a reconciliation of total Adjusted EBITDA to net income (loss) for the periods indicated (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Total Adjusted EBITDA	$90,261	70,408	$179,536	139,822
Amortization of subscriber accounts, dealer network and other intangible assets	(63,261)	(45,998)	(125,041)	(90,313)
Depreciation	(2,198)	(1,721)	(4,581)	(3,209)
Stock-based compensation	(482)	(402)	(896)	(763)
Restructuring charges	(371)	—	(918)	—
Security Networks acquisition related costs	—	(1,438)	—	(1,438)
Security Networks integration related costs	(1,123)	—	(2,182)	—
Interest expense	(29,638)	(19,466)	(58,982)	(40,593)
Income tax expense	(1,713)	(791)	(3,312)	(1,565)
Net income (loss)	$(8,525)	592	$(16,376)	1,941

Adjusted EBITDA increased $19,853,000, or 28.2%, and $39,714,000, or 28.4% for the three and six months ended June 30, 2014 as compared to the respective prior year periods.  The increase in Adjusted EBITDA was primarily due to revenue growth.

Liquidity and Capital Resources

At June 30, 2014, we had $6,099,000 of cash and cash equivalents and $112,000 of current restricted cash.  Our primary sources of funds are our cash flows from operating activities which are generated from alarm monitoring and related service revenues.  During the six months ended June 30, 2014 and 2013, our cash flow from operating activities was $114,357,000 and

$100,714,000, respectively.  The primary driver of our cash flow from operating activities is Adjusted EBITDA.  Fluctuations in our Adjusted EBITDA and the components of that measure are discussed in “Results of Operations” above.  In addition, our cash flow from operating activities may be significantly impacted by changes in working capital.

During the six months ended June 30, 2014 and 2013, the Company used cash of $126,640,000 and $113,199,000, respectively, to fund subscriber account acquisitions, net of holdback and guarantee obligations.  In addition, during the six months ended June 30, 2014 and 2013, the Company used cash of $3,212,000 and $3,978,000, respectively, to fund its capital expenditures.

In considering our liquidity requirements for 2014, we evaluated our known future commitments and obligations.  We will require the availability of funds to finance our strategy to grow through the acquisition of subscriber accounts.  Additionally, as a result of announcements by AT&T and certain other telecommunication providers that they intend to discontinue 2G services in the near future, we expect to incur expenditures over the next few years as we replace the 2G equipment used in many of our subscribers’ security systems.  Costs incurred and subscriber attrition resulting from the 2G phase-out will, to some extent, be dependent on the level of advance notice received from the telecommunication providers.  We expect costs associated with the phase-out to be relatively small in 2014 and then increase in 2015 and 2016.  In addition, we considered the borrowing capacity of our Credit Facility revolver, under which we could borrow an additional $183,500,000 as of June 30, 2014.  Based on this analysis, we expect that cash on hand, cash flow generated from operations and borrowings under our Credit Facility will provide sufficient liquidity, given our anticipated current and future requirements.

The existing long-term debt at June 30, 2014 includes the principal balance of $1,629,382,000 under our Senior Notes, the Ascent Intercompany Loan, our Credit Facility, and our Credit Facility revolver.  The Senior Notes have an outstanding principal balance of $585,000,000 as of June 30, 2014 and mature on April 1, 2020.  The Ascent Intercompany Loan has an outstanding principal balance of $100,000,000 and matures on October 1, 2020.  The Credit Facility term loans have an outstanding principal balance of $902,882,000 as of June 30, 2014 and require principal payments of approximately $2,292,000 per quarter with the remaining outstanding balance becoming due on March 23, 2018.  The Credit Facility revolver has an outstanding balance of $41,500,000 as of June 30, 2014 and becomes due on December 22, 2017.

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

Year of Maturity	Fixed Rate Derivative Instruments (a)	Variable Rate Debt	Fixed Rate Debt	Total
	(Amounts in thousands)
Remainder of 2014	$—	$4,583	$—	$4,583
2015	—	9,166	—	9,166
2016	—	9,166	—	9,166
2017	—	50,667	—	50,667
2018	5,475	870,800	—	876,275
2019	—	—	—	—
Thereafter	—	—	685,000	685,000
Total	$5,475	$944,382	$685,000	$1,634,857

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

Item 4.  Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and chief financial officer (the “Executives”), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Executives concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2014 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There has been no change in the Company’s internal controls over financial reporting that occurred during the three months ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, its internal controls over financial reporting.

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

MONITRONICS INTERNATIONAL, INC.

Date: August 13, 2014	By:	/s/ Michael R. Haislip
Michael R. Haislip
President and Chief Executive Officer

Date: August 13, 2014	By:	/s/ Michael R. Meyers
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