Form 10-Q
period 2014-09-30
MONITRONICS INTERNATIONAL INC
filed 2014-11-12
CIK 1265107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

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

As of November 12, 2014 Monitronics International, Inc. is a wholly owned subsidiary of Ascent Capital Group, Inc.

Item 1.  Financial Statements.
MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
Amounts in thousands, except share amounts
(unaudited)

	September 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$32,089	$4,355
Restricted cash	91	40
Trade receivables, net of allowance for doubtful accounts of $2,026 in 2014 and $1,937 in 2013	13,916	13,019
Deferred income tax assets, net	8,530	8,530
Prepaid and other current assets	6,439	6,319
Total current assets	61,065	32,263
Property and equipment, net of accumulated depreciation of $23,685 in 2014 and $17,514 in 2013	22,567	24,561
Subscriber accounts, net of accumulated amortization of $677,889 in 2014 and $503,497 in 2013	1,366,250	1,340,954
Dealer network and other intangible assets, net of accumulated amortization of $49,132 in 2014 and $34,297 in 2013	49,800	64,635
Goodwill	527,502	527,502
Other assets, net	26,751	29,611
Total assets	$2,053,935	$2,019,526
Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$6,740	$6,895
Accrued payroll and related liabilities	3,909	3,179
Other accrued liabilities	41,542	33,454
Deferred revenue	14,719	14,379
Holdback liability	18,502	19,758
Current portion of long-term debt	9,166	9,166
Total current liabilities	94,578	86,831
Non-current liabilities:
Long-term debt	1,649,156	1,597,627
Long-term holdback liability	6,239	6,698
Derivative financial instruments	3,330	2,013
Deferred income tax liability, net	20,284	17,632
Other liabilities	14,058	16,065
Total liabilities	1,787,645	1,726,866
Commitments and contingencies
Stockholder’s equity:
Common stock, $.01 par value. 1,000 shares authorized, issued and outstanding both at September 30, 2014 and December 31, 2013	—	—
Additional paid-in capital	337,160	337,038
Accumulated deficit	(69,160)	(44,452)
Accumulated other comprehensive income (loss)	(1,710)	74
Total stockholder’s equity	266,290	292,660
Total liabilities and stockholder’s equity	$2,053,935	$2,019,526

See accompanying notes to condensed consolidated financial statements.

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
Amounts in thousands, except share amounts
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net revenue	$136,027	115,844	$403,587	318,275
Operating expenses:
Cost of services	24,835	20,155	69,907	50,951
Selling, general, and administrative, including stock-based compensation	20,565	19,968	66,664	53,984
Amortization of subscriber accounts, dealer network and other intangible assets	64,341	55,746	189,382	146,059
Depreciation	2,246	1,910	6,827	5,119
Restructuring charges	51	402	969	402
Gain on disposal of operating assets, net	—	—	(69)	(2)
	112,038	98,181	333,680	256,513
Operating income	23,989	17,663	69,907	61,762
Other expense:
Interest expense	30,422	25,732	89,404	66,325
	30,422	25,732	89,404	66,325
Loss before income taxes	(6,433)	(8,069)	(19,497)	(4,563)
Income tax expense (benefit)	1,899	(3,582)	5,211	(2,017)
Net loss	(8,332)	(4,487)	(24,708)	(2,546)
Other comprehensive income (loss):
Unrealized gain (loss) on derivative contracts, net	4,355	(4,526)	(1,784)	7,404
Total other comprehensive income (loss), net of tax	4,355	(4,526)	(1,784)	7,404
Comprehensive income (loss)	$(3,977)	(9,013)	$(26,492)	4,858

See accompanying notes to condensed consolidated financial statements.

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Amounts in thousands
(unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(24,708)	(2,546)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of subscriber accounts, dealer network and other intangible assets	189,382	146,059
Depreciation	6,827	5,119
Stock-based compensation	1,407	1,125
Deferred income tax expense (benefit)	2,652	(4,092)
Long-term debt amortization	803	623
Gain on disposal of operating assets, net	(69)	(2)
Other non-cash activity, net	8,726	7,727
Changes in assets and liabilities:
Trade receivables	(6,657)	(6,394)
Prepaid expenses and other assets	(317)	1,514
Payables and other liabilities	7,672	20,745
Net cash provided by operating activities	185,718	169,878
Cash flows from investing activities:
Capital expenditures	(5,035)	(6,303)
Cost of subscriber accounts acquired	(202,429)	(174,527)
Cash paid for acquisition, net of cash acquired	—	(479,795)
Increase in restricted cash	(51)	(40)
Proceeds from disposal of operating assets	241	2
Other investing activities	(436)	—
Net cash used in investing activities	(207,710)	(660,663)
Cash flows from financing activities:
Proceeds from long-term debt	139,500	591,375
Payments on long-term debt	(88,774)	(85,455)
Payments of financing costs	—	(8,122)
Contribution from Ascent Capital	—	20,000
Dividend to Ascent Capital	(1,000)	(1,000)
Net cash provided by financing activities	49,726	516,798
Net increase in cash and cash equivalents	27,734	26,013
Cash and cash equivalents at beginning of period	4,355	3,433
Cash and cash equivalents at end of period	$32,089	29,446

Supplemental cash flow information:
State taxes paid	$2,660	2,350
Interest paid	72,188	49,323

See accompanying notes to condensed consolidated financial statements.

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholder’s Equity
Amounts in thousands, except share amounts
(unaudited)

	Common Stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholder’s
	Shares	Amount	capital	income (loss)	deficit	equity
Balance at December 31, 2013	1,000	—	337,038	74	(44,452)	292,660
Net loss	—	—	—	—	(24,708)	(24,708)
Other comprehensive loss	—	—	—	(1,784)	—	(1,784)
Stock-based compensation	—	—	1,407	—	—	1,407
Value of shares withheld for tax liability	—	—	(285)	—	—	(285)
Dividend to Ascent Capital	—	—	(1,000)	—	—	(1,000)
Balance at September 30, 2014	1,000	—	337,160	(1,710)	(69,160)	266,290

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

The unaudited interim financial information of the Company has been prepared in accordance with Article 10 of the Securities and Exchange Commission’s (the “SEC”) Regulation S-X. Accordingly, it does not include all of the information required by generally accepted accounting principles in the United States (“U.S. GAAP”) for complete financial statements.  The Company’s unaudited condensed consolidated financial statements as of September 30, 2014, and for the three and nine months ended September 30, 2014 and 2013, include Monitronics and all of its direct and indirect subsidiaries.  The accompanying interim condensed consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year.  These condensed consolidated financial statements should be read in conjunction with the Monitronics Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 4, 2014 (the “2013 Form 10-K”).

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

The Security Networks Acquisition was accounted for as a business combination utilizing the acquisition method in accordance with FASB Accounting Standards Codification (“ASC”) Topic 805, Business Combinations ("FASB ASC Topic 805").  Under the acquisition method of accounting, the Security Networks Purchase Price has been allocated to Security Networks’ tangible and identifiable intangible assets acquired and liabilities assumed based on their estimates of fair value. In connection with the Security Networks Acquisition, the Company recognized goodwill of $177,289,000.

The Company’s 2013 Form 10-K included an initial allocation of the purchase price based on preliminary data. Subsequent to filing the Company’s 2013 Form 10-K, an adjustment was made to increase goodwill by $989,000, which is reflected in the revised December 31, 2013 consolidated balance sheet in accordance with FASB ASC Topic 805. The increase to goodwill was related to adjustments to the deferred income tax liabilities acquired as a result of obtaining Security Networks' final short period federal and state income tax returns for 2013, which were filed in the second quarter of 2014. There were additional adjustments to acquired deferred tax liabilities recognized in the fourth quarter of 2013 that were reflected in the consolidated financial statements in the Company's 2013 Form 10-K. The total increase to the acquired deferred income tax liabilities for these adjustments resulted in a $4,823,000 reduction in Monitronics' valuation allowance. In accordance with FASB ASC Topic 805, the corresponding decrease in income tax expense from continuing operations related to the reduction in valuation allowance has been retrospectively applied to the revised three and nine months ended September 30, 2013 consolidated statements of operations and comprehensive income (loss).

The following table includes unaudited pro forma information for the Company, which includes the historical operating results of Security Networks prior to ownership by the Company. This pro forma information gives effect to certain adjustments, including increased amortization to reflect the fair value assigned to the subscriber accounts and dealer network and other intangible assets acquired and increased interest expense relating to the debt transactions entered into to fund the Security Networks Acquisition. The pro forma results assume that the Security Networks Acquisition and the debt transactions had occurred on January 1, 2012 for all periods presented. They are not necessarily indicative of the results of operations that would have occurred if the acquisition had been made at the beginning of the periods presented or that may be obtained in the future.

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
	(amounts in thousands)
As reported:
Net revenue	$115,844	$318,275
Net loss	(4,487)	(2,546)

Supplemental pro forma:
Net revenue	$131,951	$382,789
Net loss	(6,270)	(20,717)

(4)          Other Accrued Liabilities

Other accrued liabilities consisted of the following (amounts in thousands):

	September 30, 2014	December 31, 2013
Interest payable	$28,996	$17,258
Income taxes payable	2,580	2,647
Legal accrual	804	705
Other	9,162	12,844
Total Other accrued liabilities	$41,542	$33,454

(5)          Long-Term Debt

Long-term debt consisted of the following (amounts in thousands):

	September 30, 2014	December 31, 2013
9.125% Senior Notes due April 1, 2020	$585,000	$585,000
9.868% Promissory Note to Ascent Capital due October 1, 2020	100,000	100,000
Term loans, mature March 23, 2018, LIBOR plus 3.25%, subject to a LIBOR floor of 1.00% (a)	896,222	902,293
$225 million revolving credit facility, matures December 22, 2017, LIBOR plus 3.75%, subject to a LIBOR floor of 1.00% (a)	77,100	19,500
	1,658,322	1,606,793
Less current portion of long-term debt	(9,166)	(9,166)
Long-term debt	$1,649,156	$1,597,627

(a)	The interest rate on the term loan and the revolving credit facility was LIBOR plus 4.25%, subject to a LIBOR floor of 1.25%, until March 25, 2013.

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

The Credit Facility term loans bear interest at LIBOR plus 3.25%, subject to a LIBOR floor of 1.00%, and mature on March 23, 2018.  Principal payments of approximately $2,292,000 and interest on the term loans are due quarterly.  The Credit Facility revolver bears interest at LIBOR plus 3.75%, subject to a LIBOR floor of 1.00%, and matures on December 22, 2017.  There is an annual commitment fee of 0.50% on unused portions of the Credit Facility revolver.  As of September 30, 2014, $147,900,000 is available for borrowing under the revolving credit facility.

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

On September 30, 2014, the Company borrowed $27,500,000 on the Credit Facility revolver to funds its October 1, 2014 interest payment due under the Senior Notes of approximately $26,691,000.

The Credit Facility is secured by a pledge of all of the outstanding stock of the Company and all of its existing subsidiaries and is guaranteed by all of the Company’s existing domestic subsidiaries.  Ascent Capital has not guaranteed any of the Company’s obligations under the Credit Facility.

As of September 30, 2014, the Company has deferred financing costs, net of accumulated amortization, of $22,048,000 related to the Senior Notes and the Credit Facility. These costs are included in Other assets, net on the accompanying consolidated balance sheet and will be amortized over the remaining term of the respective debt instruments using the effective-interest method.

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

The terms of the Senior Notes and Credit Facility provide for certain financial and nonfinancial covenants.  As of September 30, 2014, the Company was in compliance with all required covenants.

Principal payments scheduled to be made on the Company’s debt obligations are as follows (amounts in thousands):

Remainder of 2014	$2,292
2015	9,166
2016	9,166
2017	86,266
2018	870,800
2019	—
Thereafter	685,000
Total principal payments	1,662,690
Less:
Unamortized discount on the Credit Facility term loans	4,368
Total debt on condensed consolidated balance sheet	$1,658,322

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

The Swaps’ outstanding notional balance as of September 30, 2014 and terms are noted below:

Notional	Effective Date	Fixed Rate Paid	Variable Rate Received
$536,250,000	March 28, 2013	1.884%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor (a)
142,100,000	March 28, 2013	1.384%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor (a)
111,086,683	September 30, 2013	1.959%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor
111,086,683	September 30, 2013	1.850%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor

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

All of the Swaps are designated and qualify as cash flow hedging instruments, with the effective portion of the Swaps' change in fair value recorded in Accumulated other comprehensive income (loss).  Any ineffective portions of the Swaps' change in fair value are recognized in current earnings in Interest expense.  Changes in the fair value of the Swaps recognized in Accumulated other comprehensive income (loss) are reclassified to Interest expense when the hedged interest payments on the underlying debt are recognized.  Amounts in Accumulated other comprehensive income (loss) expected to be recognized in Interest expense in the coming 12 months total approximately $7,315,000.

The impact of the derivatives designated as cash flow hedges on the condensed consolidated financial statements is depicted below (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Effective portion of gain (loss) recognized in Accumulated other comprehensive income (loss)	$1,988	(5,734)	$(7,617)	3,830
Effective portion of loss reclassified from Accumulated other comprehensive income (loss) into Net loss (a)	$(2,367)	(1,208)	$(5,833)	(3,574)
Ineffective portion of amount of gain (loss) recognized into Net loss on interest rate swaps (a)	$59	(50)	$56	30

(a)	Amounts are included in Interest expense in the unaudited condensed consolidated statements of operations and comprehensive income (loss).

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

The following summarizes the fair value level of assets and liabilities that are measured on a recurring basis at September 30, 2014 and December 31, 2013 (amounts in thousands):

	Level 1	Level 2	Level 3	Total
September 30, 2014
Derivative financial instruments — assets (a)	$—	1,763	—	1,763
Derivative financial instruments - liabilities	—	(3,330)	—	(3,330)
Total	$—	(1,567)	—	(1,567)
December 31, 2013
Derivative financial instruments - assets (a)	$—	2,495	—	2,495
Derivative financial instruments - liabilities	—	(2,013)	—	(2,013)
Total	$—	482	—	482

(a)	Included in Other assets, net on the condensed consolidated balance sheets.

The Company has determined that the majority of the inputs used to value the Swaps fall within Level 2 of the fair value hierarchy.  The credit valuation adjustments associated with the derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by their counterparties.  As the counterparties have publicly available credit information, the credit spreads over LIBOR used in the calculations represent implied credit default swap spreads obtained from a third-party credit data provider.  As of September 30, 2014, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Swaps.  As a result, the Company has determined that its derivative valuations are classified in Level 2 of the fair value hierarchy.

Carrying values and fair values of financial instruments that are not carried at fair value are as follows (amounts in thousands):

	September 30, 2014	December 31, 2013
Long term debt, including current portion:
Carrying value	$1,658,322	$1,606,793
Fair value (a)	1,670,109	1,656,797

(a)	T he fair value is based on valuations from third party financial institutions and is classified as Level 2 in the hierarchy.

The Company’s other financial instruments, including cash and cash equivalents, accounts receivable and accounts payable are carried at cost, which approximates their fair value because of their short-term maturity.

(8)           Restructuring Charges

In connection with the Security Networks Acquisition, management approved a restructuring plan to transition Security Networks’ operations in West Palm Beach and Kissimmee, Florida to Dallas, Texas (the “2013 Restructuring Plan”).  The 2013 Restructuring Plan provides certain employees with a severance package that entitles them to receive benefits upon completion of the transition in 2014.  Severance costs related to the 2013 Restructuring Plan were recognized ratably over the future service period.  During the three and nine months ended September 30, 2014, the Company recorded $51,000 and $969,000, respectively, of restructuring charges related to employee termination benefits under the 2013 Restructuring Plan. During the three and nine months ended September 30, 2013, the Company recorded $402,000 of restructuring charges related to employee termination benefits under the 2013 Restructuring Plan. The transition of Security Networks' operations to Dallas was completed in the second quarter of 2014.

The following table provides the activity and balance of the Company’s restructuring plan (amounts in thousands):

	December 31, 2013	Additions	Payments	Other	September 30, 2014
2013 Restructuring Plan
Severance and retention	$1,570	969	(2,271)	—	268

	December 31, 2012	Additions	Payments	Other		September 30, 2013
2013 Restructuring Plan
Severance and retention	$—	402	—	492	(a)	894

(a)        Amount was recorded upon the acquisition of Security Networks.

(9)           Accumulated Other Comprehensive Income (Loss)

The following table provides a summary of the changes in Accumulated other comprehensive income (loss) for the period presented (amounts in thousands):

Accumulated other comprehensive income (loss)
As of December 31, 2013	$74
Unrealized loss on derivatives recognized through Accumulated other comprehensive income (loss)	(7,617)
Reclassifications of unrealized loss on derivatives into net income (a)	5,833
As of September 30, 2014	$(1,710)

(a)	Amounts reclassified into net income are included in Interest expense on the condensed consolidated statement of operations. See note 6, Derivatives, for further information.

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

The table below presents subscriber data for the twelve months ended September 30, 2014 and 2013:

	Twelve Months Ended September 30,
	2014		2013
Beginning balance of accounts	1,041,740		717,488
Accounts acquired	155,568		437,860
Accounts canceled	(132,153)		(106,859)
Canceled accounts guaranteed by dealer and acquisition adjustments (a)	(8,014)	(b)	(6,749)	(c)
Ending balance of accounts	1,057,141		1,041,740
Monthly weighted average accounts	1,049,454		847,673
Attrition rate	(12.6)%		(12.6)%

(a)	Includes canceled accounts that are contractually guaranteed to be refunded from holdback.

(b)
Includes a net increase of 1,385 subscriber accounts related to the Security Networks Acquisition. These acquisition adjustments include a favorable adjustment of 1,503 accounts associated with multi-site subscribers that were considered single accounts prior to the completion of the Security Networks integration in April 2014. The favorable adjustment was partially offset by 118 subscriber accounts that were proactively canceled in October 2013 because they were active with both Monitronics and Security Networks.

(c)	Includes 1,946 subscriber accounts that were proactively canceled during the third quarter of 2013 because they were active with both Monitronics and Security Networks.

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

Accounts Acquired

During the three and nine months ended September 30, 2014, the Company acquired 43,602 and 118,227 subscriber accounts, respectively. Acquired contracts for the three months ended September 30, 2014 reflect bulk buy purchases of approximately 2,500 subscriber accounts. Acquired contracts for the nine months ended September 30, 2014 reflect bulk buy purchases of approximately 5,400 subscriber accounts. During the three and nine months ended September 30, 2013, the Company acquired 37,109 and 113,302 subscriber accounts, respectively, without giving effect to the Security Networks Acquisition.  Acquired contracts for the nine months ended September 30, 2013 reflect bulk buys of approximately 18,200 accounts purchased in the second quarter of 2013. There were no bulk purchases during the three months ended September 30, 2013.

Acquired contracts for the twelve months ended September 30, 2013 includes 203,898 accounts acquired in the Security Networks Acquisition, which was completed on August 16, 2013, and approximately 111,200 accounts purchased in various bulk buys throughout the period.

Recurring monthly revenue ("RMR") acquired during the three and nine months ended September 30, 2014 was approximately $2,007,000 and $5,406,000, respectively. RMR acquired during the three and nine months ended September 30, 2013 was approximately $1,701,000 and $5,068,000, respectively, without giving effect to the Security Networks Acquisition.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net revenue	$136,027	115,844	$403,587	318,275
Cost of services	24,835	20,155	69,907	50,951
Selling, general, and administrative	20,565	19,968	66,664	53,984
Amortization of subscriber accounts, dealer network and other intangible assets	64,341	55,746	189,382	146,059
Restructuring charges	51	402	969	402
Interest expense	30,422	25,732	89,404	66,325
Income tax expense (benefit)	1,899	(3,582)	5,211	(2,017)
Net loss	(8,332)	(4,487)	(24,708)	(2,546)

Adjusted EBITDA (a)	$91,138	77,649	$270,674	217,472
Adjusted EBITDA as a percentage of Net revenue	67.0%	67.0%	67.1%	68.3%

(a)	See reconciliation to net loss below.

Net revenue.  Net revenue increased $20,183,000, or 17.4%, and $85,312,000, or 26.8%, for the three and nine months ended September 30, 2014, respectively, as compared to the corresponding prior year periods.  The increase in net revenue is attributable to the growth in the number of subscriber accounts and the increase in average RMR per subscriber.  The growth in subscriber accounts reflects the acquisition of over 200,000 accounts from the Security Networks Acquisition in August 2013 and the acquisition of over 150,000 accounts through Monitronics’ authorized dealer program subsequent to September 30, 2013.  In addition, average monthly revenue per subscriber increased from $40.70 as of September 30, 2013 to $41.36 as of September 30, 2014. Net revenue for the three and nine months ended September 30, 2013 also reflects the negative impact of an approximate $2,500,000 fair value adjustment that reduced deferred revenue acquired in the Security Networks Acquisition.

Cost of services.  Cost of services increased $4,680,000, or 23.2%, and $18,956,000, or 37.2%, for the three and nine months ended September 30, 2014, respectively, as compared to the corresponding prior year periods.  The increase is primarily attributable to subscriber growth as explained above, as well as increases in cellular and service costs.  Cellular costs have increased due to more accounts being monitored across the cellular network, which often include interactive and home automation services.  This has also resulted in higher service costs as existing subscribers upgrade their systems.  Cost of services as a percent of net revenue increased from 17.4% and 16.0% for the three and nine months ended September 30, 2013, respectively, to 18.3% and 17.3% for the three and nine months ended September 30, 2014, respectively.

Selling, general and administrative.  Selling, general and administrative costs (“SG&A”) increased $597,000, or 3.0%, and $12,680,000, or 23.5%, for the three and nine months ended September 30, 2014, respectively, as compared to the corresponding prior year periods.  The increases are attributable to subscriber growth over the last twelve months. In addition, for the nine months ended September 30, 2014, the Company incurred redundant staffing and operating costs at its Dallas, Texas headquarters in advance of transitioning Security Networks' operations from Florida to Texas. This transition was completed in April 2014.  Also, professional fees incurred in relation to this transition effort totaled $2,182,000 for the nine months ended September 30, 2014, as compared to $535,000 for the corresponding prior year period. SG&A as a percent of net revenue decreased from 17.2% and 17.0% for the three and nine months ended September 30, 2013, respectively, to 15.1% and 16.5% for the three and nine months ended September 30, 2014, respectively.

Amortization of subscriber accounts, dealer network and other intangible assets.  Amortization of subscriber accounts, dealer network and other intangible assets increased $8,595,000 and $43,323,000 for the three and nine months ended September 30, 2014, respectively, as compared to the corresponding prior year periods.  The increase is attributable to amortization of subscriber accounts acquired subsequent to September 30, 2013 and amortization of $14,269,000 and $44,952,000 for the three and nine months ended September 30, 2014, respectively, related to the definite lived intangible assets acquired in the Security Networks Acquisition.

Restructuring charges.  In connection with the Security Networks Acquisition, management approved a restructuring plan to transition Security Networks’ operations in West Palm Beach and Kissimmee, Florida to Dallas, Texas (the “2013 Restructuring Plan”).  The 2013 Restructuring Plan provides certain employees with a severance package that entitles them to receive benefits upon completion of the transition in 2014.  Severance costs related to the 2013 Restructuring Plan were recognized ratably over the future service period.  During the three and nine months ended September 30, 2014, the Company recorded $51,000 and $969,000, respectively, of restructuring charges related to employee termination benefits under the 2013 Restructuring Plan. During the three and nine months ended September 30, 2013, the Company recorded $402,000 of restructuring charges related to employee termination benefits under the 2013 Restructuring Plan. The transition of Security Networks' operations to Dallas was completed in the second quarter of 2014.

The following table provides the activity and balance of the Company’s restructuring plan (amounts in thousands):

	December 31, 2013	Additions	Payments	Other	September 30, 2014
2013 Restructuring Plan
Severance and retention	$1,570	969	(2,271)	—	268

	December 31, 2012	Additions	Payments	Other		September 30, 2013
2013 Restructuring Plan
Severance and retention	$—	402	—	492	(a)	894

(a)        Amount was recorded upon the acquisition of Security Networks.

Interest expense.  Interest expense increased $4,690,000 and $23,079,000 for the three and nine months ended September 30, 2014 as compared to the corresponding prior year periods. The increases in interest expense is primarily attributable to increases in the Company’s consolidated debt balance related to the borrowings incurred to fund the Security Networks Acquisition.  For the nine months ending September 30, 2014, the increase is partially offset by the favorable repricing of Monitronics credit facility interest rates effective March 25, 2013.

Income tax expense (benefit).  The Company had a pre-tax loss of $6,433,000 and $19,497,000 for the three and nine months ended September 30, 2014, respectively, and income tax expense of $1,899,000 and $5,211,000 for the three and nine months ended September 30, 2014, respectively.  The Company had pre-tax loss of $8,069,000 and $4,563,000 for the three and nine months ended September 30, 2013, respectively, and income tax benefit of $3,582,000 and $2,017,000 for the three and nine months ended September 30, 2013.  Income tax expense for the three and nine months ended September 30, 2014 is attributable to Texas state margin tax incurred on the Company's operations and the deferred tax impact from amortization of deductible goodwill related to the Security Networks Acquisition.  Income tax benefit for the three and nine months ended September 30, 2013 is primarily attributable to the reduction in valuation allowance as a result of acquisition accounting for the Security Networks Acquisition, partially offset by Texas state margin tax expense and the deferred tax impact from amortization of deductible goodwill related to the Security Networks Acquisition.

Adjusted EBITDA. The following table provides a reconciliation of total Adjusted EBITDA to net loss for the periods indicated (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Total Adjusted EBITDA	$91,138	77,649	$270,674	217,472
Amortization of subscriber accounts, dealer network and other intangible assets	(64,341)	(55,746)	(189,382)	(146,059)
Depreciation	(2,246)	(1,910)	(6,827)	(5,119)
Stock-based compensation	(511)	(361)	(1,407)	(1,125)
Restructuring charges	(51)	(402)	(969)	(402)
Security Networks acquisition related costs	—	(1,032)	—	(2,470)
Security Networks integration related costs	—	(535)	(2,182)	(535)
Interest expense	(30,422)	(25,732)	(89,404)	(66,325)
Income tax benefit (expense)	(1,899)	3,582	(5,211)	2,017
Net loss	$(8,332)	(4,487)	$(24,708)	(2,546)

Adjusted EBITDA increased $13,489,000, or 17.4%, and $53,202,000, or 24.5% for the three and nine months ended September 30, 2014 as compared to the respective prior year periods.  The increase in Adjusted EBITDA was primarily due to revenue growth.

Liquidity and Capital Resources

At September 30, 2014, we had $32,089,000 of cash and cash equivalents and $91,000 of current restricted cash.  Our primary sources of funds are our cash flows from operating activities which are generated from alarm monitoring and related service revenues.  During the nine months ended September 30, 2014 and 2013, our cash flow from operating activities was $185,718,000 and $169,878,000, respectively.  The primary driver of our cash flow from operating activities is Adjusted EBITDA.  Fluctuations in our Adjusted EBITDA and the components of that measure are discussed in “Results of Operations” above.  In addition, our cash flow from operating activities may be significantly impacted by changes in working capital.

During the nine months ended September 30, 2014 and 2013, the Company used cash of $202,429,000 and $174,527,000, respectively, to fund subscriber account acquisitions, net of holdback and guarantee obligations.  In addition, during the nine months ended September 30, 2014 and 2013, the Company used cash of $5,035,000 and $6,303,000, respectively, to fund its capital expenditures.

On September 30, 2014, the Company borrowed $27,500,000 on the Credit Facility revolver to funds its October 1, 2014 interest payment due under the Senior Notes of approximately $26,691,000.

In considering our liquidity requirements for 2014, we evaluated our known future commitments and obligations.  We will require the availability of funds to finance our strategy to grow through the acquisition of subscriber accounts.  Additionally, as a result of announcements by AT&T and certain other telecommunication providers that they intend to discontinue 2G services in the near future, we expect to incur expenditures over the next few years as we replace the 2G equipment used in many of our subscribers’ security systems.  Costs incurred and subscriber attrition resulting from the 2G phase-out will, to some extent, be dependent on the level of advance notice received from the telecommunication providers.  We expect costs associated with the phase-out to be relatively small in 2014 and then increase in 2015 and 2016.  In addition, we considered the borrowing capacity of our Credit Facility revolver, under which we could borrow an additional $147,900,000 as of September 30, 2014.  Based on this analysis, we expect that cash on hand, cash flow generated from operations and borrowings under our Credit Facility will provide sufficient liquidity, given our anticipated current and future requirements.

The existing long-term debt at September 30, 2014 includes the principal balance of $1,662,690,000 under our Senior Notes, the Ascent Intercompany Loan, our Credit Facility, and our Credit Facility revolver.  The Senior Notes have an outstanding principal balance of $585,000,000 as of September 30, 2014 and mature on April 1, 2020.  The Ascent Intercompany Loan has an outstanding principal balance of $100,000,000 and matures on October 1, 2020.  The Credit Facility term loans have an outstanding principal balance of $900,590,000 as of September 30, 2014 and require principal payments of approximately $2,292,000 per quarter with the remaining outstanding balance becoming due on March 23, 2018.  The Credit Facility revolver has an outstanding balance of $77,100,000 as of September 30, 2014 and becomes due on December 22, 2017.

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

Year of Maturity	Fixed Rate Derivative Instruments (a)	Variable Rate Debt	Fixed Rate Debt	Total
	(Amounts in thousands)
Remainder of 2014	$—	$2,292	$—	$2,292
2015	—	9,166	—	9,166
2016	—	9,166	—	9,166
2017	—	86,266	—	86,266
2018	1,567	870,800	—	872,367
2019	—	—	—	—
Thereafter	—	—	685,000	685,000
Total	$1,567	$977,690	$685,000	$1,664,257

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

Item 4.  Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and chief financial officer (the “Executives”), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Executives concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2014 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There has been no change in the Company’s internal controls over financial reporting that occurred during the three months ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, its internal controls over financial reporting.

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

MONITRONICS INTERNATIONAL, INC.

Date: November 12, 2014	By:	/s/ Michael R. Haislip
Michael R. Haislip
President and Chief Executive Officer

Date: November 12, 2014	By:	/s/ Michael R. Meyers
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