Form 10-K
period 2014-12-31
MONITRONICS INTERNATIONAL INC
filed 2015-03-06
CIK 1265107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549
 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act)  Yes ☐  No ☒
As of March 6, 2015, Monitronics International, Inc. is a wholly owned subsidiary of Ascent Capital Group, Inc.  Monitronics International, Inc. meets the conditions set forth in General Instruction I (1) (a) and (b) of the Form 10-K and is therefore filing this Form 10-K with reduced disclosure format.

MONITRONICS INTERNATIONAL, INC.
2014 ANNUAL REPORT ON FORM 10-K

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

On August 16, 2013, Monitronics acquired all of the equity interests of Security Networks, LLC and certain affiliated entities (the "Security Networks Acquisition").

Monitronics provides security alarm monitoring and related services to residential and business subscribers throughout the United States (the “U.S.”) and parts of Canada.  The Company monitors signals arising from burglaries, fires, medical alerts and other events through security systems installed by independent dealers at subscribers’ premises.

Recent Developments

On February 17, 2015, Monitronics entered into an amendment (“Amendment No. 4”) with the lenders of its senior secured credit agreement dated March 23, 2012, and as amended and restated on August 16, 2013, March 25, 2013 and November 7, 2012.  Amendment No. 4 provided for, among other things, an increase in the commitments under the revolving credit facility in a principal amount of $90,000,000.

On February 23, 2015, Monitronics acquired LiveWatch Security, LLC, a Do-It-Yourself (“DIY”) home security provider offering interactive and home automation services for approximately $67,000,000 which includes $6,000,000 of retention bonuses to be paid on the second anniversary of the closing (the "LiveWatch Acquisition"). The transaction was financed with debt under Monitronics' expanded revolver and approximately $23,000,000 in cash contributions from Ascent Capital.

In connection with the LiveWatch Acquisition, Monitronics entered into employment agreements with certain key members of the LiveWatch management team which provide for a performance based bonus arrangement estimated to yield an aggregate pay-out of approximately $8,500,000, assuming certain performance metrics are met by LiveWatch during the first four years following the acquisition date and assuming the continued employment by the bonus recipient during such time.

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

Factors relating to the Company and its consolidated subsidiaries:

•	general business conditions and industry trends;

•	macroeconomic conditions and their effect on the general economy and on the U.S. housing market, in particular single family homes which represent the Company's largest demographic;

•	uncertainties in the development of our business strategies, including market acceptance of new products and services;

•
the competitive environment in which we operate, in particular increasing competition in the alarm monitoring industry from larger existing competitors and new market entrants, including telecommunications and cable companies;

•	the development of new services or service innovations by competitors;

•
the Company's ability to acquire and integrate additional accounts, including competition for dealers with other alarm monitoring companies which could cause an increase in expected subscriber acquisition costs;

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

•
the operating performance of the Company's network, including the potential for service disruptions at both the main monitoring facility and back-up monitoring facility due to acts of nature or technology deficiencies;

•	the outcome of any pending, threatened, or future litigation, including potential liability for failure to respond adequately to alarm activations;

•	the ability to continue to obtain insurance coverage sufficient to hedge our risk exposures, including as a result of acts of third parties and/or alleged regulatory violations;

•	changes in the nature of strategic relationships with original equipment manufacturers, dealers and other business partners;

•	the reliability and creditworthiness of the Company's independent alarm systems dealers and subscribers;

•	changes in the Company's expected rate of subscriber attrition;

•	the availability and terms of capital, including the ability of the Company to obtain additional funds to grow its business;

•	the Company's high degree of leverage and the restrictive covenants governing its indebtedness; and

•	availability of qualified personnel.

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

Based on the foregoing criteria, we only had one reportable segment as of December 31, 2014.  For more information, see our financial statements included in Part II of this Annual Report.

(c)  Narrative Description of Business

Monitronics International Inc., a Texas corporation incorporated on August 31, 1994, is primarily engaged in the business of providing the following security alarm monitoring services: monitoring signals arising from burglaries, fires, medical alerts and other events though security systems at subscribers’ premises, as well as providing customer service and technical support.  Our principal office is located at 2350 Valley View Lane, Suite 100, Dallas, Texas 75234, telephone number (972) 243-7443.

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

Operations

Unlike many of our national competitors, we outsource the sales, installation and most of our field service functions to our dealers. By outsourcing the low margin, high fixed-cost elements of our business to a large network of independent service providers, we are able to allocate capital to growing our revenue-generating account base rather than to local offices or depreciating hard assets.

Revenue is generated primarily from fees charged to customers under alarm monitoring contracts.  The initial contract term is typically three to five years, with automatic renewal on a month-to-month basis.  We generate incremental revenue by providing additional services, such as maintenance and contract monitoring.  Contract monitoring includes fees charged to other security alarm companies for monitoring their accounts on a wholesale basis.  As of December 31, 2014, we provided contract monitoring services for over 92,000 accounts.  These incremental revenue streams do not represent a significant portion of our overall revenue.

Our authorized independent dealers are typically small businesses that sell and install alarm systems.  During 2014, we acquired alarm monitoring contracts from more than 600 dealers.  These dealers focus on the sale and installation of security systems and generally do not retain the monitoring contracts for their customers and do not have their own facilities to monitor such systems due to the large upfront investment required to create the account and build a monitoring station.  They also do not have the scale required to operate a monitoring station efficiently.  These dealers typically sell the contracts to third parties and outsource the monitoring function for any accounts they retain. We have the ability to monitor a variety of signals from nearly all types of residential security systems. We generally enter into exclusive contracts with dealers under which the dealers sell and install security systems and we have a right of first refusal to acquire the associated alarm monitoring contracts.  In order to maximize revenues, we seek to attract dealers from throughout the U.S. rather than focusing on specific local or regional markets.  In evaluating the quality of potential participants for the dealer program, we conduct an internal due diligence review and analysis of each dealer using information obtained from third party sources.  This process includes:

•	background checks on the dealer, including lien searches to the extent applicable; and

•	a review of the dealer’s licensing status and creditworthiness.

Once a dealer is approved and signed as an authorized dealer, the primary steps in creating an account are as follows:

1.              Dealer sells an alarm system to a homeowner or small business.
2.              Dealer installs the alarm system, which is monitored by our central monitoring center, trains the customer on its use, and receives a signed three to five year contract for monitoring services.
3.              Dealer presents the account to us for acquisition.
4.              We perform diligence on the alarm monitoring account to validate quality.
5.              We acquire the customer contract at a formula-based cost.

We believe our ability to maximize return on invested capital is largely dependent on the quality of the accounts acquired. We conduct a review of each account to be acquired through our dealer network.  This process typically includes:

•	subscriber credit score reviews;

•	telephone surveys to confirm satisfaction with the installation and security systems;

•	an individual review of each alarm monitoring contract;

•	confirmation that the customer is a homeowner; and

•	confirmation that each security system is monitored by our central monitoring station prior to origination.

We generally acquire each new customer account at a cost based on a multiple of the account’s monthly recurring revenue. Our dealer contracts generally provide that if a customer account acquired by us is terminated within the first 12 months, the dealer must replace the account or refund the cost paid by us. To secure the dealer’s obligation, we typically hold back a percentage of the cost paid for the account.

We believe that this process, which includes both clearly defined customer account standards and a comprehensive due diligence process, contributes significantly to the high quality of our subscriber base. For each of the last five calendar years, the average credit score of accounts acquired by us was 715 or higher on the FICO scale.

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

We have a back-up facility that is capable of supporting monitoring, billing and customer service operations in the event of a disruption at our primary customer care center. A third party call center in Mexico provides telephone support for Spanish-speaking subscribers.

Our telephone systems utilize high-capacity, high-quality, digital circuits backed up by conventional telephone lines. When an alarm signal is received at the monitoring facility, it is routed to an operator. At the same time, information concerning the subscriber whose alarm has been activated and the nature and location of the alarm signal are delivered to the operator’s computer terminal. The operator is then responsible for following standard procedures to contact the subscriber or take other appropriate action, including, if the situation requires, contacting local emergency service providers.  We never dispatch our own personnel to the subscriber’s premises in response to an alarm event.  If a subscriber lives in an area where the emergency service provider will not respond without verification of an actual emergency, we will contract with an independent third party responder if available in that area.

We seek to increase subscriber satisfaction and retention by carefully managing customer and technical service. The customer service center handles all general inquiries from subscribers, including those related to subscriber information changes, basic alarm troubleshooting, alarm verification, technical service requests and requests to enhance existing services. Our Dallas facility has a proprietary centralized information system that enables us to satisfy over 85% of subscriber technical inquiries over the telephone, without dispatching a service technician. If the customer requires field service, we rely on our nationwide network of independent service dealers and over 50 employee field service technicians to provide such service.  We closely monitor service dealer performance with customer satisfaction forms, follow-up quality assurance calls and other performance metrics.  In 2014, we dispatched over 300 independent service dealers around the country to handle our field service.

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

Our dealer network provides for the acquisition of subscriber accounts on an ongoing basis. The dealers install the alarm system and arrange for subscribers to enter into a multi-year alarm monitoring agreement in a form acceptable to us. The dealer then submits this monitoring agreement for our due diligence review.

Dealer Network Development

We remain focused on expanding our network of independent authorized dealers. To do so, we have established a dealer program that provides participating dealers with a variety of support services to assist them as they grow their businesses. Authorized dealers may use the Monitronics brand name in their sales and marketing activities and on the products they sell and install. Our authorized dealers benefit from their affiliation with us and our national reputation for high customer satisfaction, as well as the support they receive from us. We also provide authorized dealers with the opportunity to obtain discounts on alarm systems and other equipment purchased by such dealers from original equipment manufacturers, including alarm systems labeled with the Monitronics logo.  We also make available sales, business and technical training, sales literature, co-branded marketing materials, sales leads and management support to our authorized dealers.  In most cases these services and cost savings would not be available to security alarm dealers on an individual basis.

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

Dealer Marketing Support

We offer our authorized dealers an extensive marketing support program. We focus on developing professionally designed sales and marketing materials that will help dealers market alarm systems and monitoring services with maximum effectiveness. Materials offered to authorized dealers include:

•sales brochures and flyers;
•yard signs;
•window decals;
•customer forms and agreements;
•sales presentation binders;
•door hangers;
•lead boxes;
•vehicle graphics;
•trade show booths; and
•clothing bearing the Monitronics brand name.

These materials are made available to dealers at prices that management believes would not be available to dealers on an individual basis.

Our sales materials promote both the Monitronics brand and the dealer’s status as an authorized dealer. Dealers often sell and install alarm systems which display the Monitronics logo and telephone number, which further strengthens consumer recognition of their status as our authorized dealers. Management believes that the dealers’ use of the Monitronics brand to promote their affiliation with one of the nation’s largest alarm monitoring companies boosts the dealers’ credibility and reputation in their local markets and also assists in supporting their sales success.

Customer Integration and Marketing

Our dealers typically introduce customers to us in the home when describing our central monitoring station.  Following the acquisition of a monitoring agreement from a dealer, the customer is notified that Monitronics is responsible for all their monitoring and customer service needs.  The customer’s awareness and identification of the Monitronics brand as the monitoring service provider is further supported by the distribution of branded materials by the dealer to the customer at the point of sale. Such materials may include the promotional items listed above. All materials focus on the Monitronics brands and the role of Monitronics as the single source of support for the customer.

Negotiated Account Acquisitions

In addition to the development of our dealer network, we periodically acquire alarm monitoring accounts from other alarm companies in bulk on a negotiated basis. Management has extensive experience in identifying potential opportunities, negotiating account acquisitions and performing thorough due diligence, which helps facilitate the execution of new acquisitions in a timely manner.

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

Maximize Economics of Business Model

Due to the scalability of our operations and the low fixed and variable costs inherent in our cost structure, we believe we will continue to experience high Adjusted EBITDA margins as costs are spread over larger recurring revenue streams. We believe our cash flows may also benefit from our continued efforts to increase subscriber retention rates and reduce response times, call duration and false alarms.  As used in this annual report, the term “Adjusted EBITDA” means net income before interest expense, interest income, income taxes, depreciation, amortization (including the amortization of subscriber accounts, dealer network and other intangible assets), realized and unrealized gain/(loss) on derivative instruments, restructuring charges, stock-based compensation, and other non-cash or non-recurring charges, and “Adjusted EBITDA margin” means Adjusted EBITDA as a percentage of net revenue. For further discussion of Adjusted EBITDA, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Expand Our Network of Dealers

Our plan is to continue to grow account acquisitions through our dealer network by targeting dealers that can benefit from our dealer program services and that can generate high quality subscribers. We believe we are an attractive partner for dealers for the following reasons:

•
we provide dealers with a full range of services designed to assist them in all aspects of their business, including sales leads, sales training, technical training, comprehensive on-line account access, detailed weekly account summaries, sales support materials and discounts on security system hardware purchased through our strategic alliances with security system manufacturers;

•
individual dealers retain local name recognition and responsibility for day-to-day sales and installation efforts, thereby supporting the entrepreneurial culture at the dealer level and allowing us to capitalize on the considerable local market knowledge, goodwill and name recognition of our dealers; and

•	we reliably offer competitive rates for account acquisition.

For a description of the risks associated with the foregoing strategies, and with the Company’s business in general, see “ITEM 1A. RISK FACTORS.”

Industry; Competition

The security alarm industry is highly competitive and fragmented, and competitors include four other major firms with nationwide coverage and numerous smaller providers with regional or local coverage.  The four other security alarm companies with coverage across the U.S. are as follows:

•The ADT Corporation (“ADT”);
•Vivint, Inc., a subsidiary of APX Group Holdings, Inc.;
•Protection One, Inc.; and
•Stanley Security Solutions, a subsidiary of Stanley Black and Decker.

The security alarm industry has remained highly competitive and fragmented over time without any material change to market concentration.  Competition in the security alarm industry is based primarily on reputation for quality of service, market visibility, services offered, price and the ability to identify subscriber accounts. Competition for subscribers has increased in recent years from cable and telecommunication providers expanding their service offerings into the security alarm industry, as well as the emergence of DIY home security providers. We believe we compete effectively with other national, regional and local alarm monitoring companies, including cable and telecommunications companies, due to our reputation for reliable monitoring, customer and technical services, the quality of services, and our low cost structure.  The dynamics of the security alarm industry often favor larger alarm monitoring companies with a nationwide focus that have greater capital and benefit from economies of scale in technology, advertising and other expenditures.

Some of these larger alarm monitoring companies have also adopted, in whole or in part, a dealer program similar to ours.  In these instances, we must also compete with these programs in recruiting dealers.  We believe we compete effectively with other dealer programs due to the quality of our dealer support services and our competitive acquisition terms.  The significant other dealer programs that we also compete with are as follows:

•	ADT

•	Central Security Group, Inc.

•	Guardian Protection Services, Inc.

Of all of our competitors for both subscribers and dealers, ADT is significantly larger and has more capital.

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

Although local governments routinely respond to panic and smoke/fire alarms, there are an increasing number of local governmental authorities that have adopted or are considering various measures aimed at reducing the number of false burglar alarms. Such measures include:

•subjecting alarm monitoring companies to fines or penalties for false alarms;
•imposing fines on alarm subscribers for false alarms;
•imposing limitations on the number of times the police will respond to false alarms at a particular location;

•	requiring additional verification of intrusion alarms by calling two different phone numbers prior to dispatch (“Enhanced Call Verification”); and

•	requiring visual verification of an actual emergency at the premise before the police will respond to an alarm signal.

Enhanced Call Verification has been implemented as standard policy by Monitronics.

Security alarm systems monitored by us utilize telephone lines, internet connections, cellular networks and radio frequencies to transmit alarm signals. The cost of telephone lines, and the type of equipment which may be used in telephone line transmission, are currently regulated by both federal and state governments. The operation and utilization of cellular and radio frequencies are regulated by the Federal Communications Commission and state public utility commissions.

For a description of the risks associated with the foregoing strategies, and with the Company’s business in general, see “ITEM 1A. RISK FACTORS.”

Employees

At December 31, 2014, we had over 1,000 full-time employees, all of which are located in the U.S.

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

A significant element of our business strategy is the generation of new customer accounts through our dealer network, which accounted for substantially all of our new customer accounts for the year ended December 31, 2014. Our future operating results will depend in large part on our ability to manage our generation strategies effectively. Although we currently generate accounts through hundreds of authorized dealers, a significant portion of our accounts originate from a smaller number of dealers. We experience loss of dealers from our dealer network due to various factors, such as dealers becoming inactive or discontinuing their electronic security business and competition from other alarm monitoring companies. If we experience a loss of dealers representing a significant portion of our account generation engine or if we are unable to replace or recruit dealers in accordance with our business plans, our business, financial condition and results of operations could be materially and adversely affected.

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

Under the standard alarm monitoring contract acquisition agreements that we enter into with our dealers, if a subscriber terminates their service with us during the first twelve months after the alarm monitoring contract has been acquired, the dealer is typically required to elect between substituting another alarm monitoring contract for the terminating alarm monitoring contract or compensating us in an amount based on the original acquisition cost of the terminating alarm monitoring contract. We are subject to the risk that dealers will breach their obligation to provide a comparable substitute alarm monitoring contract for a terminating alarm monitoring contract. Although we withhold specified amounts from the acquisition cost paid to dealers for alarm monitoring contracts (“holdback”), which may be used to satisfy or offset these and other applicable dealer obligations under the alarm monitoring contract acquisition agreements, there can be no guarantee that these amounts will be sufficient to satisfy or offset the full extent of the default by a dealer of its obligations under its agreement. If the holdback does prove insufficient to cover dealer obligations, we are also subject to the credit risk that the dealers may not have sufficient funds to compensate us or that any such dealer will otherwise breach its obligation to compensate us for a terminating alarm monitoring contract. To the extent defaults by dealers of the obligations under their agreements are greater than anticipated, our financial condition and results of operations could be materially and adversely affected.

The alarm monitoring business is subject to macroeconomic factors that may negatively impact our results of operations, including prolonged downturns in the housing market.

The alarm monitoring business is dependent in part on national, regional and local economic conditions. In particular, where disposable income available for discretionary spending is reduced (such as by higher housing, energy, interest or other costs or where the actual or perceived wealth of customers has decreased because of circumstances such as lower residential real estate values, increased foreclosure rates, inflation, increased tax rates or other economic disruptions), the alarm monitoring business could experience increased attrition rates and reduced consumer demand. Although we have continued to grow our business in the most recent periods of general economic downturn, no assurance can be given that we will be able to continue acquiring quality alarm monitoring contracts or that we will not experience higher attrition rates. In addition, any deterioration in new construction and sales of existing single family homes could reduce opportunities to grow our subscriber accounts from the sales of new security systems and services and the take-over of existing security systems that had previously been monitored by our competitors. If there are prolonged durations of general economic downturn, our results of operations and subscriber account growth could be materially and adversely affected.

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

The nature of the services we provide potentially exposes us to greater risks of liability for employee acts or omissions or system failures than may be inherent in other businesses. If subscribers believe that they incurred losses as a result of an action or failure to act by us, the subscribers (or their insurers) could bring claims against us, and we have been subject to lawsuits of this type from time to time. Similarly, if dealers believe that they incurred losses or were denied rights under the alarm monitoring contract acquisition agreements as a result of an action or failure to act by us, the dealers could bring claims against us. Although substantially all of our alarm monitoring contracts and contract acquisition agreements contain provisions limiting our liability to subscribers and dealers, respectively, in an attempt to reduce this risk, the alarm monitoring contracts or contract acquisition agreements that do not contain such provisions expose us to risks of liability that could materially and adversely affect our business. Moreover, even when such provisions are included in an alarm monitoring contract or alarm monitoring contract acquisition agreement, in the event of any such litigation, no assurance can be given that these limitations will be enforced, and the costs of such litigation or the related settlements or judgments could have a material adverse effect on our financial condition. In addition, there can be no assurance that we are adequately insured for these risks. Certain of our insurance policies and the laws of some states may limit or prohibit insurance coverage for punitive or certain other types of damages or liability arising from gross negligence. If significant uninsured damages are assessed against us, the resulting liability could have a material adverse effect on our financial condition or results of operations. See note 16, Commitments and Contingencies, to our consolidated financial statements for the year ended December 31, 2014, incorporated by reference herein.

Future litigation could result in adverse publicity for us.

In the ordinary course of business, from time to time, we are the subject of complaints or litigation from subscribers or inquiries from government officials, sometimes related to alleged violations of state consumer protection statutes (including by our dealers), negligent dealer installation or negligent service of alarm monitoring systems. We may also be subject to employee claims based on, among other things, alleged discrimination, harassment or wrongful termination claims. In addition to diverting management resources, adverse publicity resulting from such allegations may materially and adversely affect our reputation in the communities we service, regardless of whether such allegations are unfounded. Such adverse publicity could result in higher attrition rates and greater difficulty in attracting new subscribers on terms that are attractive to us or at all.

An inability to provide the contracted monitoring service could adversely affect our business.

A disruption to both the main monitoring facility and the back-up monitoring facility could affect our ability to provide alarm monitoring services to our subscribers. Our main monitoring facility holds UL listings as a protective signaling services station and maintains certain standards of building integrity, redundant computer and communications facilities and backup power, among other safeguards. However, no assurance can be given that our main monitoring facility will not be disrupted by a technical failure, including communication or hardware failures, a catastrophic event or natural disaster, fire, weather, malicious acts or terrorism. Furthermore, no assurance can be given that our back-up monitoring center will not be disrupted by the same or a simultaneous event or that it will be able to perform effectively in the event our main monitoring center is disrupted. Any such disruption, particularly one of a prolonged duration, could have a material adverse effect on our business.

We rely on third parties to transmit signals to our monitoring facilities and provide other services to our subscribers.

We rely on various third party telecommunications providers and signal processing centers to transmit and communicate signals to our monitoring facility in a timely and consistent manner. These telecommunications providers and signal processing centers could fail to transmit or communicate these signals to the monitoring facility for many reasons, including due to disruptions from fire, natural disasters, weather, transmission interruption, malicious acts or terrorism. The failure of one or more of these telecommunications providers or signal processing centers to transmit and communicate signals to the monitoring facility in a timely manner could affect our ability to provide alarm monitoring, home automation and interactive services to our subscribers. We also rely on third party technology companies to provide home automation and interactive services to our subscribers. These technology companies could fail to provide these services consistently, or at all, which could result in our inability to meet customer demand and damage our reputation. There can be no assurance that third-party telecommunications providers, signal processing centers and other technology companies will continue to transmit, communicate signals to the monitoring facility or provide home automation and interactive services to subscribers without disruption. Any such disruption, particularly one of a prolonged duration, could have a material adverse effect on our business. See also “Shifts in customer choice of, or telecommunications providers’ support for, telecommunications services and equipment could adversely impact our business and require significant capital expenditures” below with respect to risks associated with changes in signal transmissions.

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

Substantially all of our subscriber alarm systems use either a traditional land-line or cellular service to communicate alarm signals from the subscribers’ locations to our monitoring facilities. There is a growing trend for consumers to give up their land-line and exclusively use cellular and IP communication technology in their homes and businesses. In addition, some telecommunications providers may discontinue land-line services in the future and cellular carriers may choose to discontinue certain cellular networks. One of the nation's largest cellular carriers has announced that it does not intend to support its 2G cellular network services beyond 2016 and may terminate service carried on this network. As land-line and cellular network service is discontinued or disconnected, subscribers with alarm systems that communicate over these networks may need to have certain equipment in their security system replaced to maintain their monitoring service. The process of changing out this equipment will require us to subsidize the replacement of subscribers’ outdated equipment and could cause an increase in subscriber attrition. During 2014, we implemented a program (the "Radio Conversion Program") to upgrade subscribers' alarm monitoring systems that communicate across the 2G network we expect to be discontinued.  In connection with the Radio Conversion Program, we incurred costs of $1,113,000 in 2014 and could incur incremental costs of $13,000,000 to $16,000,000 per year through 2016.  We are working with the cellular carriers and other 2G network user groups to pursue strategies which could significantly reduce these costs, but there is no assurance any of these efforts will be successful. In addition to the conversion costs, this process may divert management’s attention and other important resources away from customer service and sales efforts.

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

As part of our operations, we collect a large amount of private information from our subscribers, including social security numbers, credit card information, images and voice recordings. If we were to experience a breach of our data security, it may put private information of our subscribers at risk of exposure. To the extent that any such exposure leads to credit card fraud or identity theft, we may experience a general decline in consumer confidence in our business, which may lead to an increase in attrition rates or may make it more difficult to attract new subscribers. If consumers become reluctant to use our services because of concerns over data privacy or credit card fraud, our ability to generate revenues would be impaired. In addition, if technology upgrades or other expenditures are required to prevent security breaches of our network, boost general consumer confidence in our business, or prevent credit card fraud and identity theft, we may be required to make unplanned capital expenditures or expend other resources. Any such loss of confidence in our business or additional capital expenditure requirement could have a material adverse effect on our business, financial condition and results of operations.

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

Our success has been largely dependent upon the active participation of our officers and employees. The loss of the services of key members of our management for any reason may have a material adverse effect on our operations and the ability to maintain and grow our business. We depend on the managerial skills and expertise of our management and employees to provide customer service by, among other things, monitoring and responding to alarm signals, coordinating equipment repairs, administering billing and collections under the alarm monitoring contracts and administering and providing dealer services under the contract acquisition agreements. There is no assurance that we will be able to retain our current management and other experienced employees or replace them satisfactorily to the extent they leave our employ. As previously announced, Michael Haislip, our President and Chief Executive Officer, intends to retire at the end of his existing employment contract on June 14, 2016. Although a search is underway for Mr. Haislip's successor, no assurance can be given as to when a suitable replacement will be found. The loss of our experienced employees’ services and expertise could materially and adversely affect our business.

The high level of competition in our industry could adversely affect our business.

The security alarm monitoring industry is highly competitive and fragmented. As of December 31, 2014, we are one of the largest alarm monitoring companies in the U.S. when measured by the total number of subscribers under contract. We face competition from other alarm monitoring companies, including companies that have more capital and that may offer higher prices and more favorable terms to dealers for alarm monitoring contracts or charge lower prices for monitoring services. We also face competition from a significant number of small regional competitors that concentrate their capital and other resources in targeting local markets and forming new marketing channels that may displace the existing alarm system dealer channels for acquiring alarm monitoring contracts. Further, we are facing increasing competition from telecommunications and cable companies who are expanding into alarm monitoring services and bundling their existing offerings with monitored security services. The existing access to and relationship with subscribers that these companies have could give them a substantial advantage over us, especially if they are able to offer subscribers a lower price by bundling these services. Any of these forms of competition could reduce the acquisition opportunities available to us, thus slowing our rate of growth, or requiring us to increase the price paid for subscriber accounts, thus reducing our return on investment and negatively impacting our revenues and results of operations.

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

We intend to continue to pursue growth through the acquisition of subscriber accounts through our authorized dealer network, among other means. To continue our growth strategy, we intend to make additional drawdowns under the revolving credit portion of our Credit Facility and may seek financing through new credit arrangements, any of which may lead to higher leverage or result in higher borrowing costs. An inability to obtain funding through external financing sources on favorable terms or at all is likely to adversely affect our ability to continue or accelerate our subscriber account acquisition activities.

We may pursue business opportunities that diverge from our current business model, which may cause our business to suffer.

We may pursue business opportunities that diverge from our current business model, including expanding our products or service offerings, investing in new and unproven technologies, adding customer acquisition channels and forming new alliances with companies to market our services. We can offer no assurance that any such business opportunities will prove to be successful. Among other negative effects, our pursuit of such business opportunities could cause our cost of investment in new customers to grow at a faster rate than our recurring revenue. Additionally, any new alliances or customer acquisition channels could have higher cost structures than our current arrangements, which could reduce operating margins and require more working capital. In the event that working capital requirements exceed operating cash flow, we might be required to draw on our Credit Facility or pursue other external financing, which may not be readily available. Any of these factors could materially and adversely affect our business, financial condition, results of operations and cash flows.

Third party claims with respect to our intellectual property, if decided against us, may result in competing uses of our intellectual property or require the adoption of new, non-infringing intellectual property.

We have received and may continue to receive notices claiming we committed intellectual property infringement, misappropriation or other intellectual property violations and third parties have claimed, and may, in the future, claim that we do not own or have rights to use all intellectual property rights used in the conduct of our business. While we do not believe that any of the currently outstanding claims are material, there can be no assurance that third parties will not assert future infringement claims against us or claim that our rights to our intellectual property are invalid or unenforceable, and we cannot guarantee that these claims will be unsuccessful. Any claims involving rights to use the “Monitronics” mark could have a material adverse effect on our business if such claims were decided against us and we are precluded from using or licensing the “Monitronics” mark or if others were allowed to use such mark. If we are required to adopt a new name, it would entail marketing costs in connection with building up recognition and goodwill in such new name. In the event that we are enjoined from using any of our other intellectual property, there would be costs associated with the replacement of such intellectual property with developed, acquired or licensed intellectual property. There would also be costs associated with the defense and settlement of any infringement or misappropriation allegations and any damages that may be awarded.

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

Enactment of these measures could adversely affect our future operations and business. For example, numerous cities or metropolitan areas have implemented verified response ordinances for residential and commercial burglar alarms. A verified response policy means that police officers generally do not respond to an alarm until someone else (e.g., the resident, a neighbor or a security guard) first verifies that it is valid. Some alarm monitoring companies operating in these areas hire security guards or use third-party guard firms to verify an alarm. If we need to hire security guards or use third-party guard firms, it could have a material adverse effect on our business through either increased servicing costs, which could negatively affect the ability to properly fund our ongoing operations, or increased costs to our customers, which may limit our ability to attract new customers or increase our subscriber attrition rates. In addition, the perception that police departments will not respond to third-party monitored burglar alarms, may reduce customer satisfaction with traditional monitored alarm systems, which may also result in increased attrition rates or decreased customer demand. Although we have less than 40,000 subscribers in these areas, a more widespread adoption of such a policy or similar policies in other cities or municipalities could materially and adversely affect our business.

Our business operates in a regulated industry.

Our business, operations and dealers are subject to various U.S. federal, state and local consumer protection laws, licensing regulation and other laws and regulations, and, to a lesser extent, similar Canadian laws and regulations. While there are no U.S. federal laws that directly regulate the security alarm monitoring industry, our advertising and sales practices and that of our dealer network are subject to regulation by the U.S. Federal Trade Commission (the “FTC”) in addition to state consumer protection laws. The FTC and the Federal Communications Commission have issued regulations that place restrictions on, among other things, unsolicited automated telephone calls to residential and wireless telephone subscribers by means of automatic telephone dialing systems and the use of prerecorded or artificial voice messages. If our dealers were to take actions in violation of these regulations, such as telemarketing to individuals on the “Do Not Call” registry, we could be subject to fines, penalties, private actions or enforcement actions by government regulators. Although we have taken steps to insulate ourselves from any such wrongful conduct by our dealers, and to require our dealers to comply with these laws and regulations, no assurance can be given that we will not be exposed to liability as a result of our dealers’ conduct. If any such dealers do not comply with applicable laws, we may be exposed to increased liability and penalties. Further, to the extent that any changes in law or regulation further restrict the lead generation activity of our dealers, these restrictions could result in a material reduction in subscriber acquisition opportunities, reducing the growth prospects of our business and adversely affecting our financial condition and future cash flows. In addition, most states in which we operate have licensing laws directed specifically toward the monitored security services industry. Our business relies heavily upon wireline and cellular telephone service to communicate signals. Wireline and cellular telephone companies are currently regulated by both federal and state governments. Changes in laws or regulations could require us to change the way we operate, which could increase costs or otherwise disrupt operations. In addition, failure to comply with any such applicable laws or regulations could result in substantial fines or revocation of our operating permits and licenses, including in geographic areas where our services have substantial penetration, which could adversely affect our business and financial condition. Further, if these laws and regulations were to change or we failed to comply with such laws and regulations as they exist today or in the future, our business, financial condition and results of operations could be materially and adversely affected.

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

Factors Relating to Our Indebtedness

We have a substantial amount of indebtedness and the costs of servicing that debt may materially affect our business.

We have a significant amount of indebtedness.  As of December 31, 2014, we had principal indebtedness of $1,653,799,000, which includes terms loans and a revolving credit facility both under our senior secured credit agreement (together referred to as the "Credit Facility"), $585,000,000 of 9.125% senior notes (the "Senior Notes") and a 9.868% promissory note of $100,000,000 due to Ascent Capital.  That substantial indebtedness, combined with our other financial obligations and contractual commitments, could have important consequences to us.  For example, it could:

•
make it more difficult for us to satisfy our obligations with respect to our existing and future indebtedness, and any failure to comply with the obligations under any of the agreements governing our indebtedness could result in an event of default under such agreements;

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

The agreements governing our various debt obligations, including our Credit Facility and the indenture governing the Senior Notes, impose restrictions on our business and the business of our subsidiaries and such restrictions could adversely affect our ability to undertake certain corporate actions.

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

In addition, we also must comply with certain financial covenants under the Credit Facility that require us to maintain a consolidated total leverage ratio (as defined in the Credit Facility) of not more than 5.00 to 1.00 through June 30, 2015 and then 4.50 to 1.00 thereafter, a consolidated senior secured leverage ratio (as defined in the Credit Facility) of not more than 3.25 to 1.00 through June 30, 2015 and then 3.00 to 1.00 thereafter, a consolidated interest coverage ratio (as defined in the Credit Facility) of not less than 2.00 to 1.00, each of which is calculated quarterly on a trailing twelve-month basis. In addition, the revolving portion of the Credit Facility requires us to maintain a consolidated senior secured RMR leverage ratio (as defined in the Credit Facility) of no more than 28.0 to 1.00, calculated quarterly, and an attrition rate (as defined in the Credit Facility) of no more than 15.0%, calculated quarterly on a trailing twelve-month basis. If we cannot comply with any of these financial covenants, or if the Company or any of our subsidiaries fails to comply with the restrictions contained in the Credit Facility, such failure could lead to an event of default and we may not be able to make additional drawdowns under the revolving portion of the Credit Facility, which would limit our ability to manage our working capital requirements. In addition, failure to comply with the financial covenants or restrictions contained in the Credit Facility could lead to an event of default, which could result in the acceleration of a substantial amount of our indebtedness.

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

Pursuant to Ascent Capital’s tax sharing agreement with DHC, Ascent Capital has agreed to be responsible for all taxes attributable to Ascent Capital or any of its subsidiaries, whether accruing before, on or after the spin-off (subject to specified exceptions). Ascent Capital has also agreed to be responsible for and indemnify DHC with respect to (i) certain taxes attributable to DHC or any of its subsidiaries (other than Discovery Communications, LLC) and (ii) all taxes arising as a result of the spin-off (subject to specified exceptions). Under the terms of the tax sharing agreement, each subsidiary of Ascent Capital, including the Company, is a member of the indemnifying group and may be responsible for any payments due to DHC thereunder. Ascent Capital’s indemnification obligations under the tax sharing agreement are not limited in amount or subject to any cap and could be substantial.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

We lease approximately 110,000 square feet in Dallas, Texas to house our executive offices, monitoring and certain call centers, sales and marketing and data retention functions.  Approximately 98,000 square feet of the 110,000 square feet is under an eleven-year lease expiring June 30, 2015 and 12,000 square feet is under a seven-year lease expiring June 30, 2015.  We also lease approximately 53,000 square feet in Irving, Texas, to house certain call center operations and 13,000 square feet in McKinney, Texas, for the back-up monitoring facility. In 2014, we entered into a lease agreement for 165,000 square feet of office space in Farmers Branch, Texas, which will become our new headquarters. The lease is expected to commence in the summer of 2015.

ITEM 3.  LEGAL PROCEEDINGS

From time to time, the Company is involved in litigation and similar claims incidental to the conduct of its business.  Although no assurances can be given, in the opinion of management, none of the pending actions is likely to have a material adverse impact on the Company’s financial position or results of operations, either individually or in the aggregate.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Pursuant to the Monitronics Acquisition, the Company deauthorized all shares of Class A and Class B common stock upon its merger with Merger Sub on December 17, 2010. The newly formed entity has one thousand shares of common stock issued and outstanding to Ascent Capital as of December 31, 2010.  There have been no changes to the common stock issued and outstanding since the Monitronics Acquisition.

We have paid $2,000,000 in dividends to Ascent Capital for the year ended December 31, 2014. From time to time we may provide dividends to Ascent Capital as permitted in our Credit Facility.

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

The (i) selected balance sheet data as of December 31, 2014 and 2013 and (ii) the selected statement of operations data for the fiscal years ended December 31, 2014, 2013 and 2012 are derived from the accompanying consolidated financial statements and notes included elsewhere in this Annual Report and should be read in conjunction with those financial statements and notes thereto.   The balance sheet data as of December 31, 2011, December 31, 2010 and June 30, 2010 and the statement of operations data for the periods July 1, 2010 to December 16, 2010 and December 17, 2010 to December 31, 2010 and years ended December 31, 2011 and June 30, 2010 presented in this table were derived from previously issued financial statements, including those issued in Amendment No. 1 to Monitronics’ Registration Statement on Form S-4, filed with the Securities and Exchange Commission on June 22, 2012.

	Successor					Predecessor
Summary Balance Sheet Data	As of December 31,				Transition Period As of December 31,	As of June 30,
(Amounts in thousands):	2014	2013	2012	2011	2010	2010
Current assets	$29,893	32,263	35,688	54,433	44,110	$104,815
Property and Equipment, net	$23,280	24,561	20,559	19,977	20,689	$15,718
Total assets	$2,024,647	2,019,526	1,446,444	1,333,874	1,320,802	$803,564
Current liabilities	$84,565	86,831	60,747	103,142	49,370	$33,330
Long-term debt	$1,640,542	1,597,627	1,101,433	892,718	896,733	$844,188
Stockholder’s equity	$257,566	292,660	258,924	288,624	294,990	$(153,623)

	Successor					Predecessor
Summary Statement of Operations Data	Fiscal Year Ended December 31,				Transition Period December 17, to December 31,	Transition Period July 1 To December 16,	Fiscal Year Ended June 30,
(Amounts in thousands):	2014	2013	2012	2011	2010	2010	2010
Net revenue	$539,449	451,033	344,953	311,898	9,129	$133,432	271,951
Operating income (loss)	$93,490	82,539	66,167	49,187	(602)	$19,875	61,829
Net income (loss)	$(29,717)	(16,687)	(16,776)	(6,759)	(4,230)	$4,081	(122)

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

Revenues are recognized as the related monitoring services are provided. Other revenues are derived primarily from the provision of third-party contract monitoring services and from field technical repair services.  All direct external costs associated with the creation of subscriber accounts, including new subscriber contracts obtained in connection with a subscriber move, are capitalized and amortized over fourteen to fifteen years using a declining balance method beginning in the month following the date of purchase. Internal costs, including all personnel and related support costs incurred solely in connection with subscriber account acquisitions and transitions, are expensed as incurred.

Attrition

Account cancellation, otherwise referred to as subscriber attrition, has a direct impact on the number of subscribers that we service and on our financial results, including revenues, operating income and cash flow.  A portion of the subscriber base can be expected to cancel its service every year. Subscribers may choose not to renew or terminate their contract for a variety of reasons, including relocation, cost and switching to a competitor’s service.  The largest category of canceled accounts relate to subscriber relocation or the inability to contact the subscriber.  We define our attrition rate as the number of canceled accounts in a given period divided by the weighted average of number of subscribers for that period.  We consider an account canceled if payment from the subscriber is deemed uncollectible or if the subscriber cancels for various reasons.  If a subscriber relocates but continues its service, this is not a cancellation.  If the subscriber relocates, discontinues its service and a new subscriber takes over the original subscriber’s service continuing the revenue stream, this is also not a cancellation.  We adjust the number of canceled accounts by excluding those that are contractually guaranteed by our dealers.  The typical dealer contract provides that if a subscriber cancels in the first year of its contract, the dealer must either replace the canceled account with a new one or refund to us the cost paid to acquire the contract. To help ensure the dealer’s obligation to us, we typically maintain a dealer funded holdback reserve ranging from 5-10% of subscriber accounts in the guarantee period.  In some cases, the amount of the holdback liability may be less than actual attrition experience.

The table below presents subscriber data for the twelve months ended December 31, 2014 and 2013:

	Twelve Months Ended December 31,
	2014		2013
Beginning balance of accounts	1,046,155		812,539
Accounts acquired	156,225		354,541
Accounts canceled	(135,940)		(111,889)
Canceled accounts guaranteed by dealer and acquisition adjustments (a)	(7,174)	(b)	(9,036)	(c)
Ending balance of accounts	1,059,266		1,046,155
Monthly weighted average accounts	1,052,756		908,921
Attrition rate (d)	(12.9)%		(12.3)%

(a)	Includes canceled accounts that are contractually guaranteed to be refunded from holdback.

(b)
Includes an increase of 1,503 subscriber accounts associated with multi-site subscribers that were considered single accounts prior to the completion of the Security Networks integration in April 2014.

(c)	Includes 2,046 subscriber accounts that were proactively canceled during 2013 because they were active with both Monitronics and Security Networks.

(d)
The recurring monthly revenue ("RMR") attrition rate for the twelve months ended December 31, 2014 and 2013 was 12.6% and 12.2%, respectively. The RMR of canceled accounts follows the same definition as subscriber unit attrition noted above. RMR attrition is defined as the RMR of canceled accounts in a given period, adjusted for the impact of price increases or decreases in that period, divided by the weighted average of RMR for that period. RMR attrition is a commonly used performance indicator in our industry.

The attrition rate for the twelve months ended December 31, 2014 and 2013 was 12.9% and 12.3%, respectively. Increased attrition is primarily the result of an increase in the number of subscriber accounts reaching the end of their initial contract term in the period.

We analyze our attrition by classifying accounts into annual pools based on the year of acquisition.  We then track the number of accounts that cancel as a percentage of the initial number of accounts acquired for each pool for each year subsequent to its acquisition.  Based on the average cancellation rate across the pools, we have averaged less than 1% attrition within the initial 12-month period after considering the accounts which were replaced or refunded by the dealers at no additional cost to us.  Over the next few years of the subscriber account life, the number of subscribers that cancel as a percentage of the initial number of subscribers in that pool gradually increases and historically has peaked following the end of the initial contract term, which is typically three to five years.  The peak following the end of the initial contract term is primarily a result of the buildup of subscribers that moved or no longer had need for the service but did not cancel their service until the end of their initial contract term.  Subsequent to the peak following the end of the initial contract term, the number of subscribers that cancel as a percentage of the initial number of subscribers in that pool declines.

Accounts Acquired

During the three months ended December 31, 2014 and 2013, we acquired 37,998 and 37,341 subscriber accounts, respectively.

During the years ended December 31, 2014 and 2013, we acquired 156,225 and 150,643 subscriber accounts, respectively, without giving effect to the Security Networks Acquisition, which included 203,898 accounts acquired at the completion of acquisition in August of 2013.  Acquired contracts for the years ended December 31, 2014 and 2013 also include approximately 8,300 and 18,200 accounts, respectively, purchased in various bulk buys throughout the periods.

RMR acquired during the three and twelve months ended December 31, 2014 was approximately $1,776,000 and $7,182,000, respectively. RMR acquired during the three and twelve months ended December 31, 2013 was approximately $1,704,000 and $6,772,000, respectively, without giving effect to the Security Networks Acquisition, which included $8,681,000 of acquired RMR.

Adjusted EBITDA

We evaluate the performance of our operations based on financial measures such as revenue and “Adjusted EBITDA.”  Adjusted EBITDA is defined as net income (loss) before interest expense, interest income, income taxes, depreciation, amortization (including the amortization of subscriber accounts, dealer network and other intangible assets), realized and unrealized gain/(loss) on derivative instruments, restructuring charges, stock-based compensation, and other non-cash or non-recurring charges.   We believe that Adjusted EBITDA is an important indicator of the operational strength and performance of our business, including our ability to fund our ongoing acquisition of subscriber accounts, our capital expenditures and to service our debt.  In addition, this measure is used by management to evaluate operating results and perform analytical comparisons and identify strategies to improve performance.   Adjusted EBITDA is also a measure that is customarily used by financial analysts to evaluate the financial performance of companies in the security alarm monitoring industry and is one of the financial measures, subject to certain adjustments, by which our covenants are calculated under the agreements governing our debt obligations.  Adjusted EBITDA does not represent cash flow from operations as defined by generally accepted accounting principles (“GAAP”), should not be construed as an alternative to net income or loss and is indicative neither of our results of operations nor of cash flows available to fund all of our cash needs.  It is, however, a measurement that we believe is useful to investors in analyzing our operating performance.  Accordingly, Adjusted EBITDA should be considered in addition to, but not as a substitute for, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP.  Adjusted EBITDA is a non-GAAP financial measure.  As companies often define non-GAAP financial measures differently, Adjusted EBITDA as calculated by Monitronics should not be compared to any similarly titled measures reported by other companies.

Results of Operations

The following table sets forth selected data from the accompanying consolidated statements of operations for the periods indicated. The results of operations for Security Networks are included from August 16, 2013, the date of the Security Networks Acquisition (amounts in thousands).

	Year Ended December 31,
	2014	2013		2012
Net revenue	$539,449	451,033	(a)	344,953
Cost of services	94,713	74,136		49,978
Selling, general, and administrative, including stock-based compensation	87,943	77,162		60,054
Amortization of subscriber accounts, dealer network and other intangible assets	253,403	208,760		163,468
Restructuring charges	952	1,111		—
Interest expense	119,607	96,145		71,405
Income tax expense	3,600	3,081		2,619
Net loss	(29,717)	(16,687)		(16,776)

Adjusted EBITDA (b)	$362,227	305,250		235,675
Adjusted EBITDA as a percentage of Revenue	67.1%	67.7%		68.3%

(a)         Net revenue for the year ended December 31, 2013 reflects the negative impact of a $2,715,000 fair value adjustment that reduced deferred revenue acquired in the Security Networks Acquisition.
(b)          See reconciliation to net loss below.

Net Revenue.  Revenue increased $88,416,000, or 19.6%, for the year ended December 31, 2014 as compared to the corresponding prior year.  The increase in net revenue is attributable to the growth in the number of subscriber accounts and the increase in average monthly revenue per subscriber.  The growth in subscriber accounts reflects the acquisition of over 200,000 accounts from the Security Networks Acquisition in August 2013 and the acquisition of over 145,000 accounts through our authorized dealer program subsequent to December 31, 2013.  In addition, average monthly revenue per subscriber increased from $40.90 as of December 31, 2013 to $41.64 as of December 31, 2014.  Net revenue for the year ended December 31, 2013 also reflects the negative impact of a $2,715,000 fair value adjustment that reduced deferred revenue acquired in the Security Networks Acquisition.

Revenue increased $106,080,000, or 30.8%, for the year ended December 31, 2013 as compared to the corresponding prior year.  The increase in net revenue is attributable to the growth in the number of subscriber accounts and the increase in average monthly revenue per subscriber.  The growth in subscriber accounts reflects the effects of the Security Networks Acquisition in August 2013, which included over 200,000 subscriber accounts, the acquisition of over 136,000 accounts through Monitronics’ authorized dealer program subsequent to December 31, 2012, and the purchase of approximately 18,200 accounts in various bulk buys throughout 2013.  In addition, average monthly revenue per subscriber increased from $39.50 as of December 31, 2012 to $40.90 as of December 31, 2013.  Net revenue for the year ended December 31, 2013 also reflects the negative impact of a $2,715,000 fair value adjustment that reduced deferred revenue acquired in the Security Networks Acquisition.

Cost of Services.  Cost of services increased $20,577,000 or 27.8%, for the year ended December 31, 2014 as compared to the corresponding prior year.  The increase is attributed to subscriber growth and increases in cellular and service costs as more accounts are being monitored across the cellular network, which require additional service costs to upgrade existing subscribers' equipment. In addition, we incurred redundant staffing costs at our Dallas, Texas monitoring and call center facilities through April 2014, when the transition of Security Networks operations from Florida to Texas was complete. Service cost for the year ended December 31, 2014 also included $1,113,000 incurred in relation to the Radio Conversion Program, which was implemented in 2014 to upgrade subscribers' alarm monitoring systems that communicate across certain 2G networks that are expected to be discontinued in the near future. Cost of services as a percent of net revenue increased from 16.4% for the year ended December 31, 2013 to 17.6% for the year ended December 31, 2014.

Costs of services increased $24,158,000, or 48.3%, for the year ended December 31, 2013 as compared to the corresponding prior year period. The increase is primarily attributable subscriber growth, as well as increases in cellular and service costs. Cellular costs have increased due to more accounts being monitored across the cellular network, which often include interactive and home automation services.  This has also resulted in higher service costs as existing subscribers upgrade their systems.  In addition, cost of services includes Security Networks costs of $8,233,000 for the year ended December 31, 2013. Cost of service as a percent of net revenue increased from 14.5% for the year ended December 31, 2012 to 16.4% for the year ended December 31, 2013.

Selling, General and Administrative.  Selling, general and administrative expense (“SG&A”) increased $10,781,000, or 14.0%, for the year ended December 31, 2014 as compared to the corresponding prior year.  The increase is attributable to subscriber growth over the last twelve months and the recognition of redundant staffing and operating costs at our Dallas, Texas headquarters through April 2014, when the transition of Security Networks operations from Florida to Texas was completed. SG&A as a percent of net revenue decreased from 17.1% for the year ended December 31, 2013 to 16.3% for the year ended December 31, 2014.

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

Amortization of Subscriber Accounts, Dealer Network and Other Intangible Assets.  Amortization of subscriber accounts, dealer network and other intangible assets increased $44,643,000 and $45,292,000 for the years ended December 31, 2014 and 2013, respectively, as compared to the corresponding prior years.  The increases are attributable to amortization of subscriber accounts acquired subsequent to each of the preceding years ended. In addition, for the years ended December 31, 2014 and 2013, amortization includes approximately $58,126,000 and $23,599,000, respectively, of amortization expense related to the definite lived intangible assets acquired in the Security Networks Acquisition.

Restructuring Charges.  In connection with the Security Networks Acquisition, management approved a restructuring plan to transition Security Networks’ operations in West Palm Beach and Kissimmee, Florida to Dallas, Texas (the “2013 Restructuring Plan”).  The 2013 Restructuring Plan provides certain employees with a severance package that entitles them to receive benefits upon completion of the transition in 2014.  Severance costs related to the 2013 Restructuring Plan were recognized ratably over the future service period.  During the years ended December 31, 2014 and 2013 the Company recorded $952,000 and $1,111,000, respectively, of restructuring charges related to employee termination benefits under the 2013 Restructuring Plan. The transition of Security Networks' operations to Dallas was completed in the second quarter of 2014.

The following tables provide the activity and balances of the 2013 Restructuring Plan (amounts in thousands):

	December 31, 2013	Additions	Payments	Other	December 31, 2014
2013 Restructuring Plan
Severance and retention	$1,570	952	(2,388)	—	134

	December 31, 2012	Additions	Payments	Other		December 31, 2013
2013 Restructuring Plan
Severance and retention	$—	1,111	(33)	492	(a)	1,570

(a)        Amount was recorded upon the acquisition of Security Networks.

Interest Expense.  Interest expense increased $23,462,000 and $24,740,000 for the years ended December 31, 2014 and 2013, respectively, as compared to the corresponding prior years.  The increase in interest expense for the year ended December 31, 2014 is primarily attributable to increases in the Company's consolidated debt balance related to the borrowings incurred to fund the Security Networks Acquisition. This increase is partially offset by the favorable repricing of Monitronics credit facility interest rates effective March 25, 2013 (the "Repricing").

The increase in interest expense for the year ended December 31, 2013 is attributable to increases in the Company's consolidated debt balance related to the borrowings incurred to fund the Security Networks Acquisition and the presentation of interest cost related to the Company’s derivative instruments. Interest cost related to the Company’s derivative instruments in place in 2013 is presented in Interest expense on the statement of operations, as the related derivative instrument is an effective cash flow hedge of the Company’s interest rate risk for which hedge accounting is applied.  As the Company did not apply hedge accounting on its prior derivative instruments in place through March 2012, the related interest costs incurred prior to March 23, 2012 are presented in Realized and unrealized loss on derivative financial instruments in the consolidated statements of operations and comprehensive income (loss).

Amortization of debt discount included in interest expense for the years ended December 31, 2014, 2013 and 2012 was $1,081,000, $883,000 and $4,473,000, respectively.

Income Tax Expense.  For the year ended December 31, 2014, we had a pre-tax loss of $26,117,000 and income tax expense of $3,600,000.  For the year ended December 31, 2013, we had a pre-tax loss of $13,606,000 and income tax expense of $3,081,000.  For the year ended December 31, 2012, we had a pre-tax loss of $14,157,000 and income tax expense of $2,619,000.  Income tax expense for the year ended December 31, 2014, is attributable to Texas state margin tax and the deferred tax impact from amortization of deductible goodwill attributable to the Security Networks Acquisition, offset by changes in state deferred taxes. Income tax expense for the year ended December 31, 2013, is attributable to Texas state margin tax and the deferred tax impact from amortization of deductible goodwill attributable to the Security Networks Acquisition, offset by the reduction in valuation allowance as a result of acquisition accounting for the Security Networks Acquisition.  Income tax expense for the year ended December 31, 2012 is primarily attributable to Texas state margin tax.

Adjusted EBITDA. The following table provides a reconciliation of total Adjusted EBITDA to net loss (amounts in thousands):

	Year Ended December 31,
	2014	2013	2012
Adjusted EBITDA	$362,227	305,250	235,675
Amortization of subscriber accounts, dealer network and other intangible assets	(253,403)	(208,760)	(163,468)
Depreciation	(9,019)	(7,327)	(5,286)
Stock-based compensation	(2,068)	(1,779)	(1,384)
Restructuring charges	(952)	(1,111)	—
Radio Conversion Program costs	(1,113)	—	—
Security Networks Acquisition costs	—	(2,470)	—
Security Networks Integration costs	(2,182)	(1,264)	—
Realized and unrealized loss on derivative financial instruments	—	—	(2,044)
Refinancing expense	—	—	(6,245)
Interest expense	(119,607)	(96,145)	(71,405)
Income tax expense	(3,600)	(3,081)	(2,619)
Net loss	$(29,717)	(16,687)	(16,776)

Adjusted EBITDA increased $56,977,000, or 18.7% for the year ended December 31, 2014 as compared to the corresponding prior year.  The increase in Adjusted EBITDA was primarily due to revenue growth.  Adjusted EBITDA increased $69,575,000, or 29.5% for the year ended December 31, 2013 as compared to the corresponding prior year.  The increase in Adjusted EBITDA was primarily due to revenue growth.

Liquidity and Capital Resources

At December 31, 2014, we had $1,953,000 of cash and cash equivalents.  Our primary source of funds is our cash flows from operating activities, which are generated from alarm monitoring and related service revenues.  During the years ended December 31, 2014, 2013 and 2012, our cash flow from operating activities was $233,866,000, $214,649,000 and $167,284,000, respectively.  The primary driver of our cash flow from operating activities is Adjusted EBITDA.  Fluctuations in our Adjusted EBITDA are discussed in “Results of Operations” above.  In addition, our cash flow from operating activities may be significantly impacted by changes in working capital.

During the years ended December 31, 2014, 2013 and 2012, we used cash of $268,160,000, $234,914,000 and $304,665,000, respectively, to fund the acquisition of subscriber accounts, net of holdback and guarantee obligations.  In addition, during the years ended December 31, 2014, 2013 and 2012, we used cash of $7,769,000, $9,925,000 and $5,868,000, respectively, to fund our capital expenditures.

In 2013, we paid cash of $478,738,000 as part of the purchase price paid to acquire Security Networks, net of Security Networks' cash on hand of $3,096,000.  The Security Networks Acquisition was funded by cash contributions from Ascent Capital, the proceeds of the issuance of $175,000,000 in aggregate principal amount of 9.125% Senior Notes due 2020, the proceeds of incremental term loans of $225,000,000 million issued under the Company’s existing credit facility, and the proceeds of a $100,000,000 intercompany loan from Ascent Capital (the “Ascent Intercompany Loan”).  In addition to the cash paid, the purchase price also consisted of 253,333 shares of Ascent Capital’s Series A common stock (the “Ascent Shares”), par value $0.01 per share, which were contributed to the Company by Ascent Capital.  The Ascent Shares had a Closing Date fair value of $18,723,000.

In considering our liquidity requirements for 2015, we evaluated our known future commitments and obligations.  We will require the availability of funds to finance our strategy, which is to grow through subscriber account acquisitions.   In 2014, we implemented a Radio Conversion Program in response to one of the nation's largest carriers announcing that it does not intend to support its 2G cellular network services beyond 2016. In connection with the Radio Conversion Program, we could incur incremental costs of $13,000,000 to $16,000,000 per year through 2016, as we replace or upgrade equipment used in those of our subscribers' security systems that operate over this carrier's network. In addition, we considered the borrowing capacity of our Credit Facility revolver, under which we could borrow an additional $154,500,000 as of December 31, 2014.  Based on this analysis, we expect that cash on hand, cash flow generated from operations and borrowings under our Credit Facility will provide sufficient liquidity, given our anticipated current and future requirements.

The existing long-term debt at December 31, 2014 includes the principal balance of $1,653,799,000 under our Senior Notes, the Ascent Intercompany Loan, our Credit Facility, and our Credit Facility revolver.  The Senior Notes have an outstanding principal balance of $585,000,000 as of December 31, 2014 and mature on April 1, 2020.  The Ascent Intercompany Loan has an outstanding principal balance of $100,000,000 as of December 31, 2014 and matures on October 1, 2020.  The Credit Facility term loans have an outstanding principal balance of $898,299,000 as of December 31, 2014 and require principal payments of $2,292,000 per quarter with the remaining outstanding balance becoming due on March 23, 2018.  The Credit Facility revolver has an outstanding balance of $70,500,000 as of December 31, 2014 and becomes due on December 22, 2017.

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

Contractual Obligations

Information concerning the amount and timing of required payments under our contractual obligations at December 31, 2014 is summarized below (amounts in thousands):

	Payments Due by Period
	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years	Total
Operating leases	$2,775	5,657	5,345	30,785	44,562
Long-term debt (a)	9,166	88,833	870,800	685,000	1,653,799
Other (b)	19,156	220	476	7,247	27,099
Total contractual obligations	$31,097	94,710	876,621	723,032	1,725,460

(a)         Amounts reflect principal amounts owed and therefore exclude unamortized discount of $4,091,000.  Amounts also exclude interest payments which are based on variable interest rates.

(b)
Primarily represents our holdback liability whereby we withhold payment of a designated percentage of acquisition cost when we acquire subscriber accounts from dealers. The holdback is used as a reserve to cover any terminated subscriber accounts that are not replaced by the dealer during the guarantee period.  At the end of the guarantee period, the dealer is responsible for any deficit or is paid the balance of the holdback.

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

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

Valuation of Subscriber Accounts

Subscriber accounts, which totaled $1,373,630,000 net of accumulated amortization, at December 31, 2014, relate to the cost of acquiring portfolios of monitoring service contracts from independent dealers.  The subscriber accounts from the Monitronics and Security Networks Acquisitions were recorded at fair value under the acquisition method of accounting.  Subscriber accounts not accounted for as part of a business combination are recorded at cost.  All direct external costs associated with the creation of subscriber accounts, including new subscriber contracts obtained in connection with a subscriber move, are capitalized.  Internal costs, including all personnel and related support costs, incurred solely in connection with subscriber account acquisitions and transitions are expensed as incurred.

The subscriber accounts from the Monitronics and Security Networks Acquisitions, as well as certain accounts acquired in bulk purchases, are amortized using the 14-year 235% declining balance method.  The costs of all other subscriber accounts are amortized using the 15-year 220% declining balance method, beginning in the month following the date of acquisition.  The amortization methods were selected to provide an approximate matching of the amortization of the subscriber accounts intangible asset to estimated future subscriber revenues based on the projected lives of individual subscriber contracts.  The realizable value and remaining useful lives of these assets could be impacted by changes in subscriber attrition rates, which could have an adverse effect on our earnings.

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

Valuation of Trade Receivables

We must make estimates of the collectability of our trade receivables.  We perform extensive credit evaluations on the portfolios of subscriber accounts prior to acquisition and require no collateral on the accounts that are acquired.  We establish an allowance for doubtful accounts for estimated losses resulting from the inability of subscribers to make required payments.  Factors such as historical-loss experience, recoveries and economic conditions are considered in determining the sufficiency of the allowance to cover potential losses.  Our trade receivables balance was $13,796,000, net of allowance for doubtful accounts of $2,120,000, as of December 31, 2014.  As of December 31, 2013, our trade receivables balance was $13,019,000, net of allowance for doubtful accounts of $1,937,000.

Valuation of Deferred Tax Assets

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 740, Income Taxes, we review the nature of each component of our deferred income taxes for the ability to realize future tax benefits.  As part of this review, we rely on the objective evidence of our current performance and the subjective evidence of estimates of our forecast of future operations.  Our estimates of realizability are subject to a high degree of judgment since they include such forecasts of future operations.  After consideration of all available positive and negative evidence and estimates, we have determined that it is more likely than not that we will not realize the tax benefits associated with our United States deferred tax assets and certain foreign deferred tax assets, and as such, we have a valuation allowance which totaled $32,782,000 and $16,688,000 as of December 31, 2014 and 2013, respectively.

Valuation of Goodwill

As of December 31, 2014, we had goodwill of $527,502,000, which represents approximately 26.1% of total assets.  Goodwill was recorded in connection with the Monitronics and Security Networks Acquisitions.  The Company accounts for its goodwill pursuant to the provisions of FASB ASC Topic 350, Intangibles — Goodwill and Other (“FASB ASC Topic 350”).  In accordance with FASB ASC Topic 350, goodwill is not amortized, but rather tested for impairment at least annually.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of December 31, 2014, we have variable interest rate debt with principal amounts of $968,799,000.  As a result, we have exposure to changes in interest rates related to these debt obligations.  We use derivative financial instruments to manage the exposure related to the movement in interest rates.  As of December 31, 2014, we have four outstanding derivatives with a net liability fair value of $4,657,000.  The derivatives are designated as hedges and were entered into with the intention of reducing the risk associated with variable interest rates on the debt obligations.  We do not use derivative financial instruments for trading purposes.

Tabular Presentation of Interest Rate Risk

The table below provides information about our debt obligations and derivative financial instruments that are sensitive to changes in interest rates. Interest rate swaps are presented at fair value and by maturity date. Debt amounts represent principal payments by maturity date.

	As of December 31, 2014
Year of Maturity	Fixed Rate Derivative Instruments, net (a)	Variable Rate Debt	Fixed Rate Debt	Total
	Amounts in thousands
2015	$—	9,166	—	9,166
2016	—	9,166	—	9,166
2017	—	79,667	—	79,667
2018	4,657	870,800	—	875,457
2019	—	—	—	—
2020	—	—	685,000	685,000
Thereafter	—	—	—	—
Total	$4,657	968,799	685,000	1,658,456

(a)         The derivative financial instruments reflected in this column include four interest rate swaps, all with a maturity date of March 23, 2018.  The terms of the Company’s outstanding swap derivative instruments as of December 31, 2014 are as follows:

Notional	Effective Date	Fixed Rate Paid	Variable Rate Received
$534,875,000	March 28, 2013	1.884%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor (a)
141,737,500	March 28, 2013	1.384%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor (a)
110,804,020	September 30, 2013	1.959%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor
110,804,020	September 30, 2013	1.850%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor

(a)
On March 25, 2013, Monitronics negotiated amendments to the terms of these interest rate swap agreements, which were entered into in March 2012 (the "Existing Swap Agreements"), to coincide with the Repricing (as amended, the “Amended Swaps”).  The Amended Swaps are held with the same counterparties as the Existing Swap Agreements.  Upon entering into the Amended Swaps, Monitronics simultaneously dedesignated the Existing Swap Agreements and redesignated the Amended Swaps as cash flow hedges for the underlying change in the swap terms.  The amounts previously recognized in Accumulated other comprehensive income (loss) relating to the dedesignation will be recognized in Interest expense over the remaining life of the Amended Swaps.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements are filed under this Item, beginning on page 32.  The financial statement schedules required by Regulation S-X are filed under Item 15 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chairman, president and principal accounting officer (the “Executives”), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Executives concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2014 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in the Company’s internal control over financial reporting identified during the three months ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

The Company assessed the design and effectiveness of internal control over financial reporting as of December 31, 2014.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013).

Based upon our assessment using the criteria contained in COSO, management has concluded that, as of December 31, 2014, Monitronics’ internal control over financial reporting is effectively designed and operating effectively.

The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by KPMG LLP, the independent registered public accounting firm that audited our financial statements.  Their report appears on the next page of this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION

None.

Report of Independent Registered Public Accounting Firm

The Board of Directors
Monitronics International, Inc.

We have audited Monitronics International, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Monitronics International, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Monitronics International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Monitronics International, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income (loss), cash flows and stockholder’s equity for each of the years in the three-year period ended December 31, 2014, and our report dated March 6, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Dallas, Texas
March 6, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors
Monitronics International, Inc.

We have audited the accompanying consolidated balance sheets of Monitronics International, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income (loss), cash flows and stockholder’s equity for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Monitronics International, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Monitronics International Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 6, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Dallas, Texas
March 6, 2015

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
Amounts in thousands, except share amounts

	As of December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$1,953	$4,355
Restricted cash	18	40
Trade receivables, net of allowance for doubtful accounts of $2,120 in 2014 and $1,937 in 2013	13,796	13,019
Deferred income tax assets, net	6,567	8,530
Prepaid and other current assets	7,559	6,319
Total current assets	29,893	32,263
Property and equipment, net of accumulated depreciation of $24,254 in 2014 and $17,514 in 2013	23,280	24,561
Subscriber accounts, net of accumulated amortization of $736,824 in 2014 and $503,497 in 2013	1,373,630	1,340,954
Dealer network and other intangible assets, net of accumulated amortization of $54,077 in 2014 and $34,297 in 2013	44,855	64,635
Goodwill	527,502	527,502
Other assets, net	25,487	29,611
Total assets	$2,024,647	$2,019,526
Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$6,710	$6,895
Accrued payroll and related liabilities	3,604	3,179
Other accrued liabilities	31,094	33,454
Deferred revenue	14,945	14,379
Holdback liability	19,046	19,758
Current portion of long-term debt	9,166	9,166
Total current liabilities	84,565	86,831
Non-current liabilities:
Long-term debt	1,640,542	1,597,627
Long-term holdback liability	5,156	6,698
Derivative financial instruments	5,780	2,013
Deferred income tax liability, net	15,771	17,632
Other liabilities	15,267	16,065
Total liabilities	1,767,081	1,726,866
Commitments and contingencies
Stockholder’s equity:
Common stock, $.01 par value. 1,000 shares authorized, issued and outstanding both at December 31, 2014 and December 31, 2013	—	—
Additional paid-in capital	336,540	337,038
Accumulated deficit	(74,169)	(44,452)
Accumulated other comprehensive income (loss)	(4,805)	74
Total stockholder’s equity	257,566	292,660
Total liabilities and stockholder’s equity	$2,024,647	$2,019,526

See accompanying notes to consolidated financial statements.

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income (Loss)
Amounts in thousands

	Year Ended December 31,
	2014	2013	2012
Net revenue	$539,449	451,033	344,953
Operating expenses:
Cost of services	94,713	74,136	49,978
Selling, general, and administrative, including stock-based compensation	87,943	77,162	60,054
Amortization of subscriber accounts, dealer network and other intangible assets	253,403	208,760	163,468
Depreciation	9,019	7,327	5,286
Restructuring charges	952	1,111	—
Gain on disposal of operating assets, net	(71)	(2)	—
	445,959	368,494	278,786
Operating income	93,490	82,539	66,167
Other expense, net:
Interest expense	119,607	96,145	71,405
Realized and unrealized loss on derivative financial instruments	—	—	2,044
Refinancing expense	—	—	6,245
Other income, net	—	—	630
	119,607	96,145	80,324
Loss before income taxes	(26,117)	(13,606)	(14,157)
Income tax expense	3,600	3,081	2,619
Net loss	(29,717)	(16,687)	(16,776)
Other comprehensive income (loss):
Unrealized gain (loss) on derivative contracts, net	(4,879)	12,317	(12,243)
Total other comprehensive income (loss), net of tax	(4,879)	12,317	(12,243)
Comprehensive loss	$(34,596)	(4,370)	(29,019)

See accompanying notes to consolidated financial statements.

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Amounts in thousands

	Twelve Months Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net loss	$(29,717)	(16,687)	(16,776)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of subscriber accounts, dealer network and other intangible assets	253,403	208,760	163,468
Depreciation	9,019	7,327	5,286
Stock-based compensation	2,068	1,779	1,384
Deferred income tax expense	74	254	421
Gain on disposal of operating assets, net	(71)	(2)	—
Long-term debt amortization	1,081	883	4,473
Unrealized gain on derivative financial instruments	—	—	(6,793)
Refinancing expense	—	—	6,245
Other non-cash activity, net	11,954	11,085	8,677
Changes in assets and liabilities:
Trade receivables	(8,926)	(8,165)	(5,778)
Prepaid expenses and other assets	(1,306)	8,361	(4,289)
Payables and other liabilities	(3,713)	1,054	10,966
Net cash provided by operating activities	233,866	214,649	167,284
Cash flows from investing activities:
Capital expenditures	(7,769)	(9,925)	(5,868)
Cost of subscriber accounts acquired	(268,160)	(234,914)	(304,665)
Cash paid for acquisition, net of cash acquired	—	(478,738)	—
Increase in restricted cash	22	2,600	48,780
Proceeds from disposal of operating assets	241	2	—
Other investing activities	(436)	(100)	—
Net cash used in investing activities	(276,102)	(721,075)	(261,753)
Cash flows from financing activities:
Proceeds from long-term debt	169,000	630,575	1,277,900
Payments on long-term debt	(127,166)	(133,048)	(1,133,387)
Payments of financing costs	—	(8,179)	(46,721)
Contribution from Ascent Capital	—	20,000	—
Dividend to Ascent Capital	(2,000)	(2,000)	(2,000)
Net cash provided by financing activities	39,834	507,348	95,792
Net increase in cash and cash equivalents	(2,402)	922	1,323
Cash and cash equivalents at beginning of period	4,355	3,433	2,110
Cash and cash equivalents at end of period	$1,953	4,355	3,433

Supplemental cash flow information:
State taxes paid	$2,734	2,365	2,125
Interest paid	111,409	88,250	52,327

See accompanying notes to consolidated financial statements.

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholder’s Equity
Amounts in thousands, except share amounts

	Common Stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholder’s equity
	Shares	Amount
Balance at December 31, 2011	1,000	$—	$299,613	$—	$(10,989)	$288,624
Net loss	—	—	—	—	(16,776)	(16,776)
Other comprehensive income	—	—	—	(12,243)	—	(12,243)
Dividends paid to Ascent Capital	—	—	(2,000)	—	—	(2,000)
Stock-based compensation	—	—	1,384	—	—	1,384
Value of shares withheld for tax liability	—	—	(65)	—	—	(65)
Balance at December 31, 2012	1,000	—	298,932	(12,243)	(27,765)	258,924
Net loss	—	—	—	—	(16,687)	(16,687)
Other comprehensive income	—	—	—	12,317	—	12,317
Contributions from Ascent Capital	—	—	38,723	—	—	38,723
Dividends paid to Ascent Capital	—	—	(2,000)	—	—	(2,000)
Stock-based compensation	—	—	1,779	—	—	1,779
Value of shares withheld for tax liability	—	—	(396)			(396)
Balance at December 31, 2013	1,000	—	337,038	74	(44,452)	292,660
Net loss	—	—	—	—	(29,717)	(29,717)
Other comprehensive loss	—	—	—	(4,879)	—	(4,879)
Dividends paid to Ascent Capital	—	—	(2,000)	—	—	(2,000)
Stock-based compensation	—	—	1,918	—	—	1,918
Value of shares withheld for tax liability	—	—	(416)	—	—	(416)
Balance at December 31, 2014	1,000	$—	$336,540	$(4,805)	$(74,169)	$257,566

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

The Company has reclassified certain prior period amounts to conform to the current period's presentation.

(2)    Summary of Significant Accounting Policies

Consolidation Principles

The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries over which the Company exercises control. All intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers investments with original purchased maturities of three months or less to be cash equivalents.

Restricted Cash

Restricted cash is cash that is restricted for a specific purpose and cannot be included in the cash and cash equivalents account.

Trade Receivables

Trade receivables consist primarily of amounts due from customers for recurring monthly monitoring services over a wide geographical base.  The Company performs extensive credit evaluations on the portfolios of subscriber accounts prior to acquisition and requires no collateral on the accounts that are acquired.  The Company has established an allowance for doubtful accounts for estimated losses resulting from the inability of subscribers to make required payments.  Factors such as historical-loss experience, recoveries and economic conditions are considered in determining the sufficiency of the allowance to cover potential losses.  The allowance for doubtful accounts as of December 31, 2014 and 2013 was $2,120,000 and $1,937,000, respectively.

A summary of activity in the allowance for doubtful accounts is as follows (amounts in thousands):

	Balance Beginning of Year	Charged to Expense	Write-Offs and Other	Balance End of Year
2014	$1,937	8,149	(7,966)	2,120
2013	$1,436	7,342	(6,841)	1,937
2012	$1,815	5,860	(6,239)	1,436

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of trade accounts receivable.  The Company performs extensive credit evaluations on the portfolios of subscriber accounts prior to acquisition and requires no collateral on the subscriber accounts that are acquired.  Concentrations of credit risk with respect to trade accounts receivable are generally limited due to the large number of subscribers comprising the Company's customer base.

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

Property and Equipment

Property and equipment are carried at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the underlying lease. Estimated useful lives by class of asset are as follows:

Leasehold improvements	15 years or lease term, if shorter
Machinery and equipment	5 - 7 years
Computer systems and software (included in Machinery and Equipment in note 5, Property and Equipment)	3 - 5 years

Management reviews the realizability of its property and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating the value and future benefits of long-term assets, their carrying value is compared to management’s best estimate of undiscounted future cash flows over the remaining economic life. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value of the assets exceeds the estimated fair value of the assets.  If necessary, the Company would use both the income approach and market approach to estimate fair value.

Subscriber Accounts

Subscriber accounts relate to the cost of acquiring monitoring service contracts from independent dealers.  The subscriber accounts from the Monitronics and the Security Networks Acquisitions were recorded at fair value under the acquisition method of accounting.  All other acquired subscriber accounts not accounted for as part of a business combination are recorded at cost.  All direct external costs associated with the creation of subscriber accounts, including new subscriber contracts obtained in connection with a subscriber move, are capitalized.  Internal costs, including all personnel and related support costs, incurred solely in connection with subscriber account acquisitions and transitions are expensed as incurred.

The subscriber accounts from the Monitronics and the Security Networks Acquisitions, as well as certain accounts acquired in bulk purchases, are amortized using the 14-year 235% declining balance method.  The costs of all other subscriber accounts are amortized using the 15-year 220% declining balance method, beginning in the month following the date of acquisition.  The amortization methods were selected to provide an approximate matching of the amortization of the subscriber accounts intangible asset to estimated future subscriber revenues based on the projected lives of individual subscriber contracts.  Amortization of subscriber accounts was $233,327,000, $195,010,000 and $153,388,000 for the fiscal years ended December 31, 2014, 2013 and 2012, respectively.

Based on subscriber accounts held at December 31, 2014, estimated amortization of subscriber accounts in the succeeding five fiscal years ending December 31 is as follows (amounts in thousands):

2015	$217,469
2016	$182,768
2017	$153,602
2018	$129,063
2019	$108,549

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

Dealer Network and Other Intangible Assets

Dealer network is an intangible asset that relates to the dealer relationships that were acquired as part of the Monitronics Acquisition and the Security Networks Acquisition.  Other intangible assets consist of non-compete agreements signed by the seller of Security Networks and certain key Security Networks executives.  These intangible assets will be amortized on a straight-line basis over their estimated useful lives of five years.  Amortization of dealer network and other intangible assets was $19,780,000, $13,717,000 and $10,080,000 for the fiscal years ended December 31, 2014, 2013 and 2012, respectively.

The Company reviews the dealer network and other intangible assets for impairment or a change in amortization period whenever events or changes indicate that the carrying amount of the assets may not be recoverable or the lives should be shortened.

Goodwill

The Company accounts for its goodwill pursuant to the provisions of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 350, Intangibles — Goodwill and Other (“FASB ASC Topic 350”).  In accordance with FASB ASC Topic 350, goodwill is not amortized, but rather tested for impairment at least annually.

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

Revenue Recognition

Revenue is generated from security alarm monitoring and related services provided by the Company and its subsidiaries.  Revenue related to alarm monitoring services is recognized ratably over the life of the contract.  Revenue related to maintenance and other services is recognized as the services are rendered.  Deferred revenue includes payments for monitoring services to be provided in future periods.

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

Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of revenue and expenses for each reporting period.  The significant estimates made in preparation of the Company’s consolidated financial statements primarily relate to valuation of goodwill, other intangible assets, long-lived assets, deferred tax assets, convertible debt arrangements, derivative financial instruments, and the amount of the allowance for doubtful accounts. These estimates are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts them when facts and circumstances change. As the effects of future events cannot be determined with any certainty, actual results could differ from the estimates upon which the carrying values were based.

(3)    Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606). Under the update, revenue will be recognized based on a five-step model. The core principle of the model is that revenue will be recognized when the transfer of promised goods or services to customers is made in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU is effective for annual and interim periods beginning after December 15, 2016. The Company is currently evaluating the impact that adopting this ASU will have on its financial position, results of operations and cash flows.

(4)    Security Networks Acquisition

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

The Security Networks Acquisition was accounted for as a business combination utilizing the acquisition method in accordance with FASB ASC Topic 805, Business Combinations ("FASB ASC Topic 805").  Under the acquisition method of accounting, the Security Networks Purchase Price has been allocated to Security Networks’ tangible and identifiable intangible assets acquired and liabilities assumed based on their estimates of fair value. In connection with the Security Networks Acquisition, the Company recognized goodwill of $177,289,000.

The Company’s 2013 Form 10-K included an initial allocation of the purchase price based on preliminary data. Subsequent to filing the Company’s 2013 Form 10-K, an adjustment was made to increase goodwill by $989,000, which is reflected in the revised December 31, 2013 consolidated balance sheet in accordance with FASB ASC Topic 805. The increase to goodwill was related to adjustments to the deferred income tax liabilities acquired as a result of obtaining Security Networks' final short period federal and state income tax returns for 2013, which were filed in the second quarter of 2014. The increase to the acquired deferred income tax liabilities for this adjustments resulted in a $936,000 reduction in Monitronics' valuation allowance. In accordance with FASB ASC Topic 805, the corresponding decrease in income tax expense related to the reduction in valuation allowance has been retrospectively applied to the revised year ended December 31, 2013 consolidated statements of operations and comprehensive income (loss).

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

	Year Ended December 31,
	2013	2012
	(amounts in thousands, except per share amounts)
As reported:
Net revenue (a)	$451,033	$344,953
Net loss (c)	(16,687)	(16,776)

Supplemental pro-forma:
Net revenue (b)	$515,792	$420,716
Net loss (c)	(30,871)	(70,491)

(a)
 As reported net revenue for the year ended December 31, 2013 reflects the negative impact of a $2,715,000 fair value adjustment that reduced deferred revenue acquired in the Security Networks Acquisition.

(b)
Pro-forma net revenue for the year ended December 31, 2012 reflects the negative impact of a $2,715,000 fair value adjustment that reduced deferred revenue acquired in the Security Networks Acquisition.

(c)	As reported net loss and the pro-forma net loss for the year ended December 31, 2013 include non-recurring acquisition costs incurred by Monitronics of $2,470,000.

(5)    Property and Equipment

Property and equipment consist of the following (amounts in thousands):

	As of December 31,
	2014	2013
Property and equipment, net:
Land	$—	172
Buildings and leasehold improvements	3,359	3,338
Machinery and equipment	44,175	38,565
	47,534	42,075
Accumulated depreciation	(24,254)	(17,514)
	$23,280	24,561

Depreciation expense for property and equipment was $9,019,000, $7,327,000 and $5,286,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

(6)    Goodwill

Balance at December 31, 2012	$350,213
Security Networks Acquisition	177,289
Balance at December 31, 2013	527,502
Period activity	—
Balance at December 31, 2014	$527,502

In connection with the Company’s 2014 annual goodwill impairment analysis, the Company did not record an impairment loss related to goodwill as the estimated fair value the Company’s reporting unit exceeded the carrying value of the underlying assets.

(7)          Other Accrued Liabilities

Other accrued liabilities consisted of the following (amounts in thousands):

	December 31, 2014	December 31, 2013
Interest payable	$18,251	$17,258
Income taxes payable	3,494	2,647
Legal accrual	222	705
Other	9,127	12,844
Total Other accrued liabilities	$31,094	$33,454

(8)          Long-Term Debt

Long-term debt consisted of the following (amounts in thousands):

	December 31, 2014	December 31, 2013
9.125% Senior Notes due April 1, 2020	$585,000	$585,000
9.868% Promissory Note to Ascent Capital due October 1, 2020	100,000	100,000
Term loans, mature March 23, 2018, LIBOR plus 3.25%, subject to a LIBOR floor of 1.00% (a)	894,208	902,293
$225 million revolving credit facility, matures December 22, 2017, LIBOR plus 3.75%, subject to a LIBOR floor of 1.00% (a)	70,500	19,500
	1,649,708	1,606,793
Less current portion of long-term debt	(9,166)	(9,166)
Long-term debt	$1,640,542	$1,597,627

(a)	The interest rate on the term loan and the revolving credit facility was LIBOR plus 4.25%, subject to a LIBOR floor of 1.25%, until March 25, 2013.

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

The Credit Facility term loans bear interest at LIBOR plus 3.25%, subject to a LIBOR floor of 1.00%, and mature on March 23, 2018.  Principal payments of approximately $2,292,000 and interest on the term loans are due quarterly.  The Credit Facility revolver bears interest at LIBOR plus 3.75%, subject to a LIBOR floor of 1.00%, and matures on December 22, 2017.  There is an annual commitment fee of 0.50% on unused portions of the Credit Facility revolver.  As of December 31, 2014, $154,500,000 is available for borrowing under the revolving credit facility.

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

As of December 31, 2014, the Company has deferred financing costs, net of accumulated amortization, of $20,918,000 related to the Senior Notes and the Credit Facility. These costs are included in Other assets, net on the accompanying consolidated balance sheet and will be amortized over the remaining term of the respective debt instruments using the effective-interest method.

In March of 2012, as a result of retiring the Company's former credit facility and securitization debt, and settling the derivative contracts related to this prior debt (the "2012 Refinancing"), the Company accelerated amortization of the securitization debt premium and certain deferred financing costs, and expensed certain other refinancing costs.  The components of the Refinancing expense, reflected in the consolidated statement of operations and comprehensive income (loss) as a component of Other income (expense) for the year ended December 31, 2012, are as follows (amounts in thousands):

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

The terms of the Senior Notes and Credit Facility provide for certain financial and nonfinancial covenants.  As of December 31, 2014, the Company was in compliance with all required covenants.

Principal payments scheduled to be made on the Company’s debt obligations are as follows (amounts in thousands):

2015	$9,166
2016	9,166
2017	79,667
2018	870,800
2019	—
2020	685,000
Thereafter	—
Total principal payments	1,653,799
Less:
Unamortized discount on the Credit Facility term loans	4,091
Total debt on consolidated balance sheet	$1,649,708

(9)           Derivatives

The Company utilizes interest rate swap agreements to reduce the interest rate risk inherent in Monitronics’ variable rate Credit Facility term loans.  The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatility. The Company incorporates credit valuation adjustments to appropriately reflect the respective counterparty’s nonperformance risk in the fair value measurements.  See note 10, Fair Value Measurements, for additional information about the credit valuation adjustments.

At December 31, 2014, derivative financial instruments include one interest rate swap with a fair value of $1,123,000, that constitutes an asset of the Company and three interest rate swaps with a fair value of $5,780,000 that constitute a liability of the Company.  At December 31, 2013, derivative financial instruments include one interest rate swap with a fair value of $2,495,000, that constitute an asset of the Company and three interest rate swaps with a fair value $2,013,000 that constitute a liability of the Company.  The Swaps are included in Other assets, net and Derivative financial instruments on the consolidated balance sheets.  As of December 31, 2014 and 2013 no amounts were offset for certain derivatives' fair value that were recognized under a master netting agreement with the same counterparty.

The objective of the swap derivative instruments was to reduce the risk associated with Monitronics’ term loan variable interest rates.  In effect, the swap derivative instruments convert variable interest rates into fixed interest rates on the Company’s term loan borrowings.

All of the Swaps are designated and qualify as cash flow hedging instruments, with the effective portion of the Swaps' change in fair value recorded in Accumulated other comprehensive income (loss).  Any ineffective portions of the Swaps' change in fair value are recognized in current earnings in Interest expense.  Changes in the fair value of the Swaps recognized in Accumulated other comprehensive income (loss) are reclassified to Interest expense when the hedged interest payments on the underlying debt are recognized.  Amounts in Accumulated other comprehensive income (loss) expected to be recognized in Interest expense in the coming 12 months total approximately $7,297,000.

The Swaps’ outstanding notional balance as of December 31, 2014 and terms are noted below:

Notional	Effective Date	Fixed Rate Paid	Variable Rate Received
$534,875,000	March 28, 2013	1.884%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor (a)
141,737,500	March 28, 2013	1.384%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor (a)
110,804,020	September 30, 2013	1.959%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor
110,804,020	September 30, 2013	1.850%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor

(a)
On March 25, 2013, the Company negotiated amendments to the terms of these interest rate swap agreements, which were entered into in March 2012 (the "Existing Swap Agreements") to coincide with the Repricing (as amended, the “Amended Swaps”).  The Amended Swaps are held with the same counterparties as the Existing Swap Agreements.  Upon entering into the Amended Swaps, the Company simultaneously dedesignated the Existing Swap Agreements and redesignated the Amended Swaps as cash flow hedges for the underlying change in the swap terms.  The amounts previously recognized in Accumulated other comprehensive income (loss) relating to the dedesignation will be recognized in Interest expense over the remaining life of the Amended Swaps.

The impact of the derivatives designated as cash flow hedges on the consolidated financial statements is depicted below (amounts in thousands):

	Year Ended December 31,
	2014	2013	2012
Effective portion of gain (loss) recognized in Accumulated other comprehensive income (loss)	$(12,560)	7,014	(15,715)
Effective portion of loss reclassified from Accumulated other comprehensive income (loss) into Net loss (a)	$(7,681)	(5,303)	(3,472)
Ineffective portion of amount of gain recognized into Net loss on interest rate swaps (a)	$46	24	—

(a)         Amounts are included in Interest expense in the unaudited consolidated statements of operations and comprehensive income (loss).

On March 23, 2012, in connection with the 2012 Refinancing, the Company terminated all of its previously outstanding derivative financial instruments and recorded a gain of $8,451,000.  These derivative financial instruments were not designated as hedges.  For the year ended December 31, 2012, the realized and unrealized loss on derivative financial instruments includes settlement payments of $8,837,000 partially offset by a $6,793,000 unrealized gain related to the change in the fair value of these derivatives prior to their termination in March 2012.

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

The following summarizes the fair value level of assets and liabilities that are measured on a recurring basis at December 31, 2014 and December 31, 2013 (amounts in thousands):

	Level 1	Level 2	Level 3	Total
December 31, 2014
Derivative financial instruments — assets (a)	$—	1,123	—	1,123
Derivative financial instruments - liabilities	—	(5,780)	—	(5,780)
Total	$—	(4,657)	—	(4,657)
December 31, 2013
Derivative financial instruments - assets (a)	$—	2,495	—	2,495
Derivative financial instruments - liabilities	—	(2,013)	—	(2,013)
Total	$—	482	—	482

(a)	Included in Other assets, net on the consolidated balance sheets.

The Company has determined that the majority of the inputs used to value the Swaps fall within Level 2 of the fair value hierarchy.  The credit valuation adjustments associated with the derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by their counterparties.  As the counterparties have publicly available credit information, the credit spreads over LIBOR used in the calculations represent implied credit default swap spreads obtained from a third-party credit data provider.  As of December 31, 2014, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Swaps.  As a result, the Company has determined that its derivative valuations are classified in Level 2 of the fair value hierarchy.

Carrying values and fair values of financial instruments that are not carried at fair value are as follows (amounts in thousands):

	December 31, 2014	December 31, 2013
Long term debt, including current portion:
Carrying value	$1,649,708	$1,606,793
Fair value (a)	1,605,255	1,656,797

(a)	T he fair value is based on valuations from third party financial institutions and is classified as Level 2 in the hierarchy.

The Company’s other financial instruments, including cash and cash equivalents, accounts receivable and accounts payable are carried at cost, which approximates their fair value because of their short-term maturity.

(11)           Restructuring Charges

In connection with the Security Networks Acquisition, management approved a restructuring plan to transition Security Networks’ operations in West Palm Beach and Kissimmee, Florida to Dallas, Texas (the “2013 Restructuring Plan”).  The 2013 Restructuring Plan provides certain employees with a severance package that entitles them to receive benefits upon completion of the transition in 2014.  Severance costs related to the 2013 Restructuring Plan were recognized ratably over the future service period.  During the year ended December 31, 2014, the Company recorded $952,000 of restructuring charges related to employee termination benefits under the 2013 Restructuring Plan. During the year ended December 31, 2013, the Company recorded $1,111,000 of restructuring charges related to employee termination benefits under the 2013 Restructuring Plan. The transition of Security Networks' operations to Dallas was completed in the second quarter of 2014.

The following tables provide the activity and balance of the Company’s 2013 restructuring plan (amounts in thousands):

	December 31, 2013	Additions	Payments	Other	December 31, 2014
2013 Restructuring Plan
Severance and retention	$1,570	952	(2,388)	—	134

	December 31, 2012	Additions	Payments	Other		December 31, 2013
2013 Restructuring Plan
Severance and retention	$—	1,111	(33)	492	(a)	1,570

(a)        Amount was recorded upon the acquisition of Security Networks.

(12)    Income Taxes

The Company’s income tax expense (benefit) consists of the following (amounts in thousands):

	Year Ended December 31,
	2014	2013	2012
Current:
Federal	$—	—	—
State	3,526	2,827	2,198
	3,526	2,827	2,198
Deferred:
Federal	3,292	(3,343)	406
State	(3,218)	3,597	15
	74	254	421
Total income tax expense	$3,600	3,081	2,619

Income tax expense differs from the amounts computed by applying the United States federal income tax rate of 35% as a result of the following (amounts in thousands):

	Year Ended December 31,
	2014	2013	2012
Computed expected tax benefit	$(9,141)	(4,762)	(4,955)
State and local income taxes, net of federal income taxes	200	4,176	1,438
Change in valuation allowance affecting tax expense	9,322	1,760	5,538
Expense (income) not resulting in tax impact	(73)	426	191
Amortization of indefinite-lived assets	3,292	1,481	431
Other, net	—	—	(24)
Income tax expense	$3,600	3,081	2,619

Components of deferred tax assets and liabilities as of December 31, 2014 and 2013 are as follows (amounts in thousands):

	As of December 31,
	2014	2013
Current assets:
Allowance for doubtful accounts	$1,130	$1,072
Accrued liabilities	7,293	8,921
Total current deferred tax assets	8,423	9,993
Valuation allowance	(1,856)	(1,463)
Current deferred tax assets, net	6,567	8,530
Noncurrent assets:
Net operating loss carryforwards	134,485	108,192
Derivative financial instruments	1,682	—
Business credits	1,466	1,495
Other	3,579	2,464
Total noncurrent deferred tax assets	141,212	112,151
Valuation allowance	(30,926)	(15,225)
Noncurrent deferred tax asset, net	110,286	96,926
Total deferred tax assets, net	116,853	105,456
Noncurrent liabilities:
Intangible assets	(123,068)	(110,654)
Property, plant and equipment	(2,989)	(3,878)
Other	—	(26)
Total deferred tax liabilities	(126,057)	(114,558)
Net deferred tax liabilities	$(9,204)	$(9,102)

The Company’s deferred tax assets and liabilities are reported in the accompanying consolidated balance sheets as follows (amounts in thousands):

	As of December 31,
	2014	2013
Current deferred tax assets, net	$6,567	$8,530
Long-term deferred tax liabilities, net	(15,771)	(17,632)
Net deferred tax liabilities	$(9,204)	$(9,102)

For the year ended December 31, 2014, the valuation allowance increased by $16,094,000.  The change in the valuation allowance is attributable to an increase of $9,322,000 related to federal income tax expense, an increase of $1,708,000 related to changes in the derivative fair values recorded in other comprehensive income and $5,064,000 of other adjustments to deferred taxes.

As of December 31, 2014, the Company had $371,847,000 of federal net operating loss carryforwards, which begin to expire, if unused, in 2024. Approximately $129,521,000 of the Company’s federal net operating losses are subject to IRC Section 382 limitations.  In addition, the Company had available for federal income tax purposes an alternative minimum tax credit carryforward of $426,000, which is available for an indefinite period. As of December 31, 2014, the Company had available for state income tax purposes net operating loss carryforwards of $117,378,000 and state tax credits of $1,040,000, the latter of which will expire in 2026.

As of December 31, 2014, the Company’s federal income tax returns for the 2011 through 2014 tax years remain subject to examination by the IRS and state authorities.  The Company’s state income tax returns subsequent to 2009 are subject to examination by state tax authorities.

A reconciliation of the beginning and ending amount of uncertain tax positions, which is recorded in other long term liabilities, is as follows (amounts in thousands):

	Year Ended December 31,
	2014	2013	2012
As of the beginning of the year	$247	247	247
Increases for tax positions of current years	4	—	—
Reductions for tax positions of prior years	(60)	—	—
As of the end of the year	$191	247	247

When the tax law requires interest to be paid on an underpayment of income taxes, the Company recognizes interest expense from the first period the interest would begin accruing according to the relevant tax law. Any accrual of interest and penalties related to underpayment of income taxes on uncertain tax positions is included in Income tax expense in the accompanying consolidated statements of operations. As of December 31, 2014 accrued interest and penalties related to uncertain tax positions were approximately $65,000.  The Company does not expect a significant change in uncertain tax positions in the next twelve months.

(13)    Stock-based and Long-Term Compensation

During 2014, 2013 and 2012, certain employees of Monitronics were granted restricted shares of Ascent Capital Series A common stock under Ascent Capital’s 2008 Incentive Plan.  The restricted shares of Ascent Capital Series A common stock vest over periods ranging from four to five years. The fair values for the restricted stock awards were the closing prices of the Ascent Capital Series A common stock on the applicable dates of grant.

The fair value of each option granted to the Company's employees was estimated on the grant date using the Black-Scholes option pricing method. There were no options granted in 2014 and 2013. The weighted average assumptions used in the model for 2012 grants are as follows:

2012
Risk-free interest rate	0.89%
Estimated life in years	4.76
Dividend yield	—%
Volatility	43%

The following table presents the number and weighted average exercise price (“WAEP”) of options to purchase Ascent Capital Series A common stock granted to certain Monitronics employees:

	Series A common stock	WAEP
Outstanding at January 1, 2014	229,967	$49.39
Granted	—	—
Exercised	(4,557)	50.06
Forfeited	(3,000)	50.47
Outstanding at December 31, 2014	222,410	49.36
Exercisable at December 31, 2014	91,645	$48.49

The intrinsic value of outstanding stock option awards and exercisable stock option awards at December 31, 2014 was $890,000 and $407,000, respectively.  The weighted average remaining contractual life of outstanding and exercisable awards at December 31, 2014 was 3.5 years and 3.3 years, respectively.

The following table presents the number and weighted average fair value (“WAFV”) of unvested restricted stock awards granted to certain Monitronics employees:

	Series A common stock	WAFV
Outstanding at January 1, 2014	66,677	$48.36
Granted	17,639	63.99
Vested	(21,866)	48.81
Canceled	(900)	50.47
Outstanding at December 31, 2014	61,550	$52.64

As of December 31, 2014, the total compensation cost related to unvested equity awards was approximately $3,236,000.  Such amount will be recognized in the consolidated statements of operations over a period of approximately 4 years.

(14)    Stockholder's Equity

Common Stock

Pursuant to the Monitronics Acquisition, the Company deauthorized all shares of Class A and Class B common stock upon its merger with Merger Sub on December 17, 2010. The newly formed entity has one thousand shares of common stock issued and outstanding to Ascent Capital as of December 31, 2010.  There have been no changes to the common stock issued and outstanding since the Monitronics Acquisition.

Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) included in the consolidated balance sheets and consolidated statement of stockholder’s equity reflect the aggregate fair market value adjustments to the Swaps.

The change in the components of accumulated other comprehensive income (loss), net of taxes, is summarized as follows (amounts in thousands):

	Unrealized Gains and Losses on Derivative Instruments, net (a)	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2011	$—	$—
Gain (loss) through Accumulated other comprehensive income (loss)	(15,715)	(15,715)
Reclassifications into net income	3,472	3,472
Balance at December 31, 2012	(12,243)	(12,243)
Gain (loss) through Accumulated other comprehensive income (loss)	7,014	7,014
Reclassifications into net income	5,303	5,303
Balance at December 31, 2013	74	74
Gain (loss) through Accumulated other comprehensive income (loss)	(12,560)	(12,560)
Reclassifications into net income	7,681	7,681
Balance at December 31, 2014	$(4,805)	$(4,805)

(a)     No income taxes were recorded on the unrealized loss on derivative instrument amounts for 2014, 2013 and 2012 because the Company is subject to a full valuation allowance.  Amounts reclassified into net income are included in Interest expense on the consolidated statement of operations.  See note 9, Derivatives, for further information.

(15)    Employee Benefit Plans

The Company offers a 401(k) defined contribution plan covering most of its full-time domestic employees. The plan is funded by employee and employer contributions.  Total 401(k) plan expense for the years ended December 31, 2014, 2013 and 2012 was $71,000, $116,000 and $106,000, respectively.

(16)    Commitments and Contingencies

Contractual Obligations

Future minimum lease payments under scheduled operating leases, which are primarily for buildings and equipment, having initial or remaining noncancelable terms in excess of one year are as follows (in thousands):

Year ended December 31:
2015	$2,775
2016	2,898
2017	2,759
2018	2,655
2019	2,689
Thereafter	30,785
Minimum lease commitments	$44,561

Rent expense was approximately $3,230,000, $2,262,000 and $1,855,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

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

(17)    Quarterly Financial Information (Unaudited)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	Amounts in thousands
2014:
Net Revenue	$132,864	134,696	136,027	135,862
Operating income	$23,092	22,826	23,989	23,583
Net loss	$(7,851)	(8,525)	(8,332)	(5,009)
2013:
Net Revenue	$100,158	102,273	115,844	132,758
Operating income	$23,250	20,849	17,663	20,777
Net income (loss)	$1,349	592	(4,487)	(14,141)

(18)                          Subsequent Events

On February 17, 2015, Monitronics entered into an amendment (“Amendment No. 4”) with the lenders of its senior secured credit agreement dated March 23, 2012, and as amended and restated on August 16, 2013, March 25, 2013 and November 7, 2012.  Amendment No. 4 provided for, among other things, an increase in the commitments under the revolving credit facility in a principal amount of $90,000,000.

On February 23, 2015, Monitronics acquired LiveWatch Security, LLC, a Do-It-Yourself (“DIY”) home security provider offering interactive and home automation services for approximately $67,000,000 which includes $6,000,000 of retention bonuses to be paid on the second anniversary of the closing (the "LiveWatch Acquisition"). The transaction was financed with debt under Monitronics' expanded revolver and approximately $23,000,000 in cash contributions from Ascent Capital.

In connection with the LiveWatch Acquisition, Monitronics entered into employment agreements with certain key members of the LiveWatch management team which provide for a performance based bonus arrangement estimated to yield an aggregate payout of approximately $8,500,000 assuming certain performance metrics are met by LiveWatch during the first four years following the acquisition date and assuming the continued employment by the bonus recipient during such time.

PART III

Pursuant to General Instructions I (1) (a) and (b) to Form 10-K, the following items are omitted:

·                  ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
·                  ITEM 11. EXECUTIVE COMPENSATION
·                  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
·                  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional audit services rendered by KPMG LLP for the audit of our consolidated financial statements for 2014 and 2013:

	2014	2013
Audit fees	$100,000	$255,000
Audit related fees	78,000	97,000
Audit and audit related fees	178,000	352,000
Tax fees	—	—
Total fees	$178,000	$352,000

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

Policy on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor

The audit committee of Ascent Capital adopted a policy dated November 6, 2008 regarding the pre-approval of all audit and permissible non-audit services provided by our independent auditor. Pursuant to this policy, Ascent Capital’s audit committee has approved the engagement of our independent auditor to provide the following services (all of which are collectively referred to as “pre-approved services”):

·                  audit services as specified in the policy, including (i) financial audits of our company and our subsidiaries, (ii) services associated with our periodic reports, registration statements and other documents filed or issued in connection with a securities offering (including comfort letters and consents), (iii) attestations of our management’s reports on internal controls and (iv) consultations with management as to accounting or disclosure treatment of transactions;

·                  audit-related services as specified in the policy, including (i) due diligence services, (ii) financial audits of employee benefit plans, (iii) consultations with management as to accounting or disclosure treatment of transactions not otherwise considered audit services, (iv) attestation services not required by statute or regulation, (v) certain audits incremental to the audit of our consolidated financial statements, (vi) closing balance sheet audits related to dispositions and (vii) general assistance with implementation of Securities and Exchange Commission rules or listing standards; and

·                  tax services as specified in the policy, including federal, state, local and international tax planning, compliance and review services, and tax due diligence.

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

All services provided by our independent auditor during 2014 were approved in accordance with the terms of the policy.

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

3.2
Certificate of Ownership and Merger, dated July 7, 2011 (incorporated by reference to Exhibit 3.1 to Ascent Capital's Current Report on Form 8-K (File No. 001-34176), filed with the Commission on July 8, 2011) (filed for the purpose of changing the name of Ascent Capital).

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

10.2
Form of Long-Term Restricted Stock Award Agreement under the 2008 Plan for Executive Officers of Ascent Capital and the Company (incorporated by reference to Exhibit 10.3 to Ascent Capital’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 (File No. 001-34176), filed with the Commission on August 9, 2012 (the “Ascent June 2012 10-Q”)).

10.3
Form of Long-Term Non-Qualified Stock Option Agreement under the 2008 Plan for Executive Officers of the Ascent Capital and the Company (incorporated by reference to Exhibit 10.4 to the Ascent June 2012 10-Q).

21	List of Subsidiaries of Monitronics International, Inc.*

24	Power of Attorney dated March 6, 2015.*

31.1	Rule 13a-14(a)/15d-14(a) Certification.*

31.2	Rule 13a-14(a)/15d-14(a) Certification.*

32	Section 1350 Certification.**

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*                           Filed herewith.
**                    Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONITRONICS INTERNATIONAL, INC.

Dated:	March 6, 2015	By	/s/ Michael R. Haislip
Michael R. Haislip
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ William R. Fitzgerald	Chairman of the Board and Director	March 6, 2015
William R. Fitzgerald

/s/ William E. Niles	Director and Executive Vice President and Secretary	March 6, 2015
William E. Niles

/s/ Michael R. Meyers	Chief Financial Officer, Vice President and Assistant Secretary	March 6, 2015
Michael R. Meyers	(Principal Financial and Accounting Officer)

EXHIBIT INDEX

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

3.2
Certificate of Ownership and Merger, dated July 7, 2011 (incorporated by reference to Exhibit 3.1 to Ascent Capital's Current Report on Form 8-K (File No. 001-34176), filed with the Commission on July 8, 2011) (filed for the purpose of changing the name of Ascent Capital).

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

10.2
Form of Long-Term Restricted Stock Award Agreement under the 2008 Plan for Executive Officers of Ascent Capital and the Company (incorporated by reference to Exhibit 10.3 to Ascent Capital’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 (File No. 001-34176), filed with the Commission on August 9, 2012 (the “Ascent June 2012 10-Q”)).

10.3
Form of Long-Term Non-Qualified Stock Option Agreement under the 2008 Plan for Executive Officers of the Ascent Capital and the Company (incorporated by reference to Exhibit 10.4 to the Ascent June 2012 10-Q).

21	List of Subsidiaries of Monitronics International, Inc.*

24	Power of Attorney dated March 6, 2015.*

31.1	Rule 13a-14(a)/15d-14(a) Certification.*

31.2	Rule 13a-14(a)/15d-14(a) Certification.*

32	Section 1350 Certification.**

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*                           Filed herewith.
**     Furnished herewith.