Form 10-Q
period 2015-03-31
MONITRONICS INTERNATIONAL INC
filed 2015-05-12
CIK 1265107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

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

As of May 12, 2015 Monitronics International, Inc. is a wholly owned subsidiary of Ascent Capital Group, Inc.

Item 1.  Financial Statements.
MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
Amounts in thousands, except share amounts
(unaudited)

	March 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$25,430	$1,953
Restricted cash	123	18
Trade receivables, net of allowance for doubtful accounts of $2,296 in 2015 and $2,120 in 2014	13,959	13,796
Deferred income tax assets, net	6,567	6,567
Prepaid and other current assets	9,046	7,559
Total current assets	55,125	29,893
Property and equipment, net of accumulated depreciation of $26,551 in 2015 and $24,254 in 2014	24,073	23,280
Subscriber accounts, net of accumulated amortization of $794,883 in 2015 and $736,824 in 2014	1,399,520	1,373,630
Dealer network and other intangible assets, net of accumulated amortization of $59,052 in 2015 and $54,077 in 2014	41,181	44,855
Goodwill	563,011	527,502
Other assets, net	23,805	25,487
Total assets	$2,106,715	$2,024,647
Liabilities and Stockholder's Equity
Current liabilities:
Accounts payable	$5,291	$6,710
Accrued payroll and related liabilities	3,035	3,604
Other accrued liabilities	43,199	31,094
Deferred revenue	15,981	14,945
Holdback liability	17,668	19,046
Current portion of long-term debt	9,166	9,166
Total current liabilities	94,340	84,565
Non-current liabilities:
Long-term debt	1,698,333	1,640,542
Long-term holdback liability	4,816	5,156
Derivative financial instruments	9,447	5,780
Deferred income tax liability, net	16,800	15,771
Other liabilities	15,122	15,267
Total liabilities	1,838,858	1,767,081
Commitments and contingencies
Stockholder's equity:
Common stock, $.01 par value. 1,000 shares authorized, issued and outstanding both at March 31, 2015 and December 31, 2014	—	—
Additional paid-in capital	359,628	336,540
Accumulated deficit	(82,503)	(74,169)
Accumulated other comprehensive income (loss)	(9,268)	(4,805)
Total stockholder's equity	267,857	257,566
Total liabilities and stockholder's equity	$2,106,715	$2,024,647

See accompanying notes to condensed consolidated financial statements.

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
Amounts in thousands
(unaudited)

	Three Months Ended March 31,
	2015	2014
Net revenue	$138,416	132,864
Operating expenses:
Cost of services	25,690	22,090
Selling, general, and administrative, including stock-based compensation	23,424	22,972
Amortization of subscriber accounts, dealer network and other intangible assets	63,141	61,780
Depreciation	2,297	2,383
Restructuring charges	—	547
Gain on disposal of operating assets	(3)	—
	114,549	109,772
Operating income	23,867	23,092
Other expense:
Interest expense	30,240	29,344
	30,240	29,344
Loss before income taxes	(6,373)	(6,252)
Income tax expense	1,961	1,599
Net loss	(8,334)	(7,851)
Other comprehensive loss:
Unrealized loss on derivative contracts, net	(4,463)	(1,671)
Total other comprehensive loss, net of tax	(4,463)	(1,671)
Comprehensive loss	$(12,797)	(9,522)

See accompanying notes to condensed consolidated financial statements.

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Amounts in thousands
(unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(8,334)	(7,851)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of subscriber accounts, dealer network and other intangible assets	63,141	61,780
Depreciation	2,297	2,383
Stock-based compensation	374	414
Deferred income tax expense	1,021	877
Long-term debt amortization	283	263
Gain on disposal of operating assets	(3)	—
Other non-cash activity, net	3,904	2,872
Changes in assets and liabilities:
Trade receivables	(2,265)	(2,719)
Prepaid expenses and other assets	(778)	(793)
Payables and other liabilities	4,416	9,985
Net cash provided by operating activities	64,056	67,211
Cash flows from investing activities:
Capital expenditures	(2,728)	(1,938)
Cost of subscriber accounts acquired	(61,053)	(53,789)
Cash paid for acquisition, net of cash acquired	(56,343)	—
Increase in restricted cash	(105)	(79)
Proceeds from the disposal of operating assets	3	—
Other investing activities	—	(25)
Net cash used in investing activities	(120,226)	(55,831)
Cash flows from financing activities:
Proceeds from long-term debt	91,400	42,900
Payments on long-term debt	(33,892)	(27,192)
Payments of financing costs	(551)	—
Contribution from Ascent Capital	22,690	—
Net cash provided by financing activities	79,647	15,708
Net increase in cash and cash equivalents	23,477	27,088
Cash and cash equivalents at beginning of period	1,953	4,355
Cash and cash equivalents at end of period	$25,430	31,443

Supplemental cash flow information:
State taxes paid	$—	6
Interest paid	17,554	11,963

See accompanying notes to condensed consolidated financial statements.

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholder’s Equity
Amounts in thousands, except share amounts
(unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholder’s
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2014	1,000	$—	336,540	(4,805)	(74,169)	$257,566
Net loss	—	—	—	—	(8,334)	(8,334)
Other comprehensive loss	—	—	—	(4,463)	—	(4,463)
Stock-based compensation	—	—	519	—	—	519
Value of shares withheld for tax liability	—	—	(121)	—	—	(121)
Contribution from Ascent Capital	—	—	22,690	—	—	22,690
Balance at March 31, 2015	1,000	$—	359,628	(9,268)	(82,503)	$267,857

See accompanying notes to consolidated financial statements.

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

(1)    Basis of Presentation

Monitronics International, Inc. and its subsidiaries (collectively, the “Company” or “Monitronics”) are wholly owned subsidiaries of Ascent Capital Group, Inc. (“Ascent Capital”).  On February 23, 2015, the Company acquired LiveWatch Security, LLC ("LiveWatch"), a Do-It-Yourself home security firm, offering professionally monitored security services through a direct-to-consumer sales channel (the "LiveWatch Acquisition"). On August 16, 2013, the Company acquired all of the equity interest of Security Networks LLC ("Security Networks") and certain affiliated entities (the "Security Networks Acquisition"). The Company provides security alarm monitoring and related services to residential and business subscribers throughout the United States and parts of Canada.  The Company monitors signals arising from burglaries, fires, medical alerts and other events through security systems at subscribers’ premises, as well as provides customer service and technical support.

The unaudited interim financial information of the Company has been prepared in accordance with Article 10 of the Securities and Exchange Commission’s (the “SEC”) Regulation S-X. Accordingly, it does not include all of the information required by generally accepted accounting principles in the United States (“U.S. GAAP”) for complete financial statements.  The Company’s unaudited condensed consolidated financial statements as of March 31, 2015, and for the three months ended March 31, 2015 and 2014, include Monitronics and all of its direct and indirect subsidiaries.  The accompanying interim condensed consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year.  These condensed consolidated financial statements should be read in conjunction with the Monitronics Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 6, 2015 (the “2014 Form 10-K”).

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

(2)    Recent Accounting Pronouncements

In April 2015, Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-03, Interest - Imputation of Interest (Subtopic 835-30). Under this update, the cost of issuing debt will no longer be recorded as a separate asset, unless it is incurred before the receipt of the funding from the associated debt liability. Instead, debt issuance costs will be presented as a direct deduction from the debt liability, similar to the presentation of debt discounts. The costs will continue to be amortized to interest expense using the effective interest rate method. The ASU requires retrospective application to all prior periods presented in the financial statements and is effective for annual and interim periods beginning after December 15, 2015. The Company does not expect the impact of adopting this ASU to be material to the Company's financial position, results of operations or cash flows.

In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Under the update, revenue will be recognized based on a five-step model. The core principle of the model is that revenue will be recognized when the transfer of promised goods or services to customers is made in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The FASB held meetings in February and March 2015 and agreed to propose amendments to this new standard and, in addition, plans to consider whether to defer the effective date of the standard. Absent a deferral of the effective date, the ASU will become effective for annual and interim periods beginning after December 15, 2016. The Company is currently evaluating the impact that adopting this ASU will have on its financial position, results of operations and cash flows.

(3)    LiveWatch Acquisition

On February 23, 2015 (the "Closing Date"), the Company acquired LiveWatch for a purchase price of approximately $61,115,000 (the "LiveWatch Purchase Price").  The LiveWatch Purchase Price includes approximately $3,988,000 of cash transferred directly to LiveWatch to fund transaction bonuses payable to LiveWatch employees as of the Closing Date. This cash is not included in the fair value of consideration transferred for the LiveWatch Acquisition.

The LiveWatch Acquisition was funded by borrowings from the Company's revolving credit facility, as well as cash contributions from Ascent Capital.

In connection with the LiveWatch Acquisition, the Company entered into employment agreements with certain key members of the LiveWatch management team which provide for retention bonuses of $6,000,000 (the "LiveWatch Retention Bonuses") to be paid on the second anniversary of the Closing Date, and performance based bonus arrangements payable on the fourth anniversary of the Closing Date, assuming certain performance metrics are met by LiveWatch during the first four years following the Closing Date (the "LiveWatch Performance Bonuses"). As of March 31, 2015, the LiveWatch Performance Bonuses are estimated to yield an aggregate payout of approximately $8,500,000. The LiveWatch Retention Bonuses and LiveWatch Performance Bonuses (together, the "LiveWatch Acquisition Contingent Bonuses") are contingent upon the continued employment of the key members of the LiveWatch management team. As such, the LiveWatch Acquisition Contingent Bonuses are expensed ratably over the service period based on the estimated value of the payouts. For the three months ended March 31, 2015, the Company recognized $519,000 related to the LiveWatch Acquisition Contingent Bonuses, which are included in Selling, general and administrative expense in the condensed consolidated statements of operations and comprehensive income (loss).

The LiveWatch Acquisition was accounted for as a business combination utilizing the acquisition method in accordance with FASB Accounting Standards Codification Topic 805, Business Combinations.  Under the acquisition method of accounting, the fair value of the consideration transferred has been allocated to LiveWatch's tangible and identifiable intangible assets acquired and liabilities assumed based on their preliminary estimates of fair value as follows (amounts in thousands):

Cash	$784
Trade receivables	273
Other current assets	599
Property and equipment	362
Subscriber accounts	24,900
Other intangible asset	1,300
Goodwill	35,509
Current liabilities	(6,600)
Fair value of consideration transferred	$57,127

The preliminary estimates of the fair value of assets acquired and liabilities assumed are based on available information as of the date of this report and may be revised as additional information becomes available, which primarily includes the finalization of the valuation report in relation to the subscriber accounts and the other intangible asset and the settlement of customary post closing working capital adjustments.

Goodwill in the amount of $35,509,000 was recognized in connection with the LiveWatch Acquisition and was calculated as the excess of the consideration transferred over the net assets recognized and represents the value to the Company for LiveWatch's recurring revenue and cash flow streams and its diversified business model and marketing channel. All of the goodwill acquired in the LiveWatch Acquisition is estimated to be deductible for tax purposes.

The subscriber accounts acquired in the LiveWatch Acquisition are amortized using the 14-year 235% declining balance method. The other intangible asset acquired, which represents LiveWatch's trademark asset, is amortized on a straight-line basis over its estimated useful life of 10 years.

As of March 31, 2015, the Company incurred $946,000 of legal and professional services expense and other costs related to the LiveWatch Acquisition, which are included in Selling, general and administrative expense in the condensed consolidated statements of operations and comprehensive income (loss).

The Company's results of operations for the three months ended March 31, 2015 include the operations of LiveWatch from the Closing Date. The effect of the LiveWatch Acquisition was not material to the Company's consolidated results for the periods presented and, accordingly, proforma financial disclosures have not been presented.

(4)    Other Accrued Liabilities

Other accrued liabilities consisted of the following (amounts in thousands):

	March 31, 2015	December 31, 2014
Interest payable	$29,117	$18,251
Income taxes payable	4,427	3,494
Legal accrual	367	222
Other	9,288	9,127
Total Other accrued liabilities	$43,199	$31,094

(5)    Long-Term Debt

Long-term debt consisted of the following (amounts in thousands):

	March 31, 2015	December 31, 2014
9.125% Senior Notes due April 1, 2020	$585,000	$585,000
9.868% Promissory Note to Ascent Capital due October 1, 2020	100,000	100,000
Term loans, mature March 23, 2018, LIBOR plus 3.25%, subject to a LIBOR floor of 1.00%	892,199	894,208
$315 million revolving credit facility, matures December 22, 2017, LIBOR plus 3.75%, subject to a LIBOR floor of 1.00%	130,300	70,500
	1,707,499	1,649,708
Less current portion of long-term debt	(9,166)	(9,166)
Long-term debt	$1,698,333	$1,640,542

Senior Notes

The senior notes total $585,000,000 in principal, mature on April 1, 2020 and bear interest at 9.125% per annum (the "Senior Notes").  Interest payments are due semi-annually on April 1 and October 1 of each year. The Senior Notes are guaranteed by all of the Company's existing domestic subsidiaries.  Ascent Capital has not guaranteed any of the Company's obligations under the Senior Notes.

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

Credit Facility

On February 17, 2015, the Company entered into an amendment (“Amendment No. 4”) with the lenders of its existing senior secured credit agreement dated March 23, 2012, and as amended and restated on August 16, 2013, March 25, 2013 and November 7, 2012 (the “Existing Credit Agreement”).  Amendment No. 4 provided for, among other things, an increase in the commitments under the revolving credit facility in a principal amount of $90,000,000 (the Existing Credit Agreement together with Amendment No. 4, the "Credit Facility").

The Credit Facility term loans bear interest at LIBOR plus 3.25%, subject to a LIBOR floor of 1.00%, and mature on March 23, 2018.  Principal payments of approximately $2,292,000 and interest on the term loans are due quarterly.  The Credit Facility revolver bears interest at LIBOR plus 3.75%, subject to a LIBOR floor of 1.00%, and matures on December 22, 2017.  There is an annual commitment fee of 0.50% on unused portions of the Credit Facility revolver.  As of March 31, 2015, $184,700,000 is available for borrowing under the revolving credit facility.

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

On March 30, 2015, the Company borrowed $33,000,000 on the Credit Facility revolver to fund its April 1, 2015 interest payment due under the Senior Notes of approximately $26,691,000 and other business activities.

The Credit Facility is secured by a pledge of all of the outstanding stock of the Company and all of its existing subsidiaries and is guaranteed by all of the Company’s existing domestic subsidiaries.  Ascent Capital has not guaranteed any of the Company’s obligations under the Credit Facility.

As of March 31, 2015, the Company has deferred financing costs, net of accumulated amortization, of $20,292,000 related to the Senior Notes and the Credit Facility. These costs are included in Other assets, net on the accompanying consolidated balance sheet and will be amortized over the remaining term of the respective debt instruments using the effective-interest method.

In order to reduce the financial risk related to changes in interest rates associated with the floating rate term loans under the Credit Facility, the Company has entered into interest rate swap agreements with terms similar to the Credit Facility term loans (all outstanding interest rate swap agreements are collectively referred to as the “Swaps”). The Swaps have a maturity date of March 23, 2018 to match the term of the Credit Facility term loans.  The Swaps have been designated as effective hedges of the Company’s variable rate debt and qualify for hedge accounting.  See note 6, Derivatives, for further disclosures related to these derivative instruments.  As a result of the Swaps, the interest rate on the borrowings under the Credit Facility term loans have been effectively converted from a variable rate to a weighted average fixed rate of 5.06%.

The terms of the Senior Notes and Credit Facility provide for certain financial and nonfinancial covenants.  As of March 31, 2015, the Company was in compliance with all required covenants.

As of March 31, 2015, principal payments scheduled to be made on the Company’s debt obligations are as follows (amounts in thousands):

Remainder of 2015	$6,875
2016	9,166
2017	139,466
2018	870,800
2019	—
2020	685,000
Thereafter	—
Total principal payments	1,711,307
Less:
Unamortized discount on the Credit Facility term loans	3,808
Total debt on condensed consolidated balance sheet	$1,707,499

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

The Swaps’ outstanding notional balance as of March 31, 2015 and terms are noted below:

Notional	Effective Date	Fixed Rate Paid	Variable Rate Received
$533,500,000	March 28, 2013	1.884%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor (a)
141,375,000	March 28, 2013	1.384%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor (a)
110,521,357	September 30, 2013	1.959%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor
110,521,357	September 30, 2013	1.850%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor

(a)
On March 25, 2013, the Company negotiated amendments to the terms of these interest rate swap agreements, which were entered into in March 2012 (the "Existing Swap Agreements," as amended, the “Amended Swaps”).  The Amended Swaps are held with the same counterparties as the Existing Swap Agreements.  Upon entering into the Amended Swaps, the Company simultaneously dedesignated the Existing Swap Agreements and redesignated the Amended Swaps as cash flow hedges for the underlying change in the swap terms.  The amounts previously recognized in Accumulated other comprehensive income (loss) relating to the dedesignation are recognized in Interest expense over the remaining life of the Amended Swaps.

All of the Swaps are designated and qualify as cash flow hedging instruments, with the effective portion of the Swaps' change in fair value recorded in Accumulated other comprehensive income (loss).  Any ineffective portions of the Swaps' change in fair value are recognized in current earnings in Interest expense.  Changes in the fair value of the Swaps recognized in Accumulated other comprehensive income (loss) are reclassified to Interest expense when the hedged interest payments on the underlying debt are recognized.  Amounts in Accumulated other comprehensive income (loss) expected to be recognized in Interest expense in the coming 12 months total approximately $7,309,000.

The impact of the derivatives designated as cash flow hedges on the condensed consolidated financial statements is depicted below (amounts in thousands):

	Three Months Ended March 31,
	2015	2014
Effective portion of loss recognized in Accumulated other comprehensive loss	$(6,268)	(3,371)
Effective portion of loss reclassified from Accumulated other comprehensive loss into Net loss (a)	$(1,805)	(1,700)
Ineffective portion of amount of loss recognized into Net loss on interest rate swaps (a)	$(84)	(1)

(a)	Amounts are included in Interest expense in the unaudited condensed consolidated statements of operations and comprehensive income (loss).

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

The following summarizes the fair value level of assets and liabilities that are measured on a recurring basis at March 31, 2015 and December 31, 2014 (amounts in thousands):

	Level 1	Level 2	Level 3	Total
March 31, 2015
Derivative financial instruments — assets (a)	$—	257	—	$257
Derivative financial instruments - liabilities	—	(9,447)	—	(9,447)
Total	$—	(9,190)	—	$(9,190)
December 31, 2014
Derivative financial instruments - assets (a)	$—	1,123	—	$1,123
Derivative financial instruments - liabilities	—	(5,780)	—	(5,780)
Total	$—	(4,657)	—	$(4,657)

(a)	Included in Other assets, net on the condensed consolidated balance sheets.

The Company has determined that the majority of the inputs used to value the Swaps fall within Level 2 of the fair value hierarchy.  The credit valuation adjustments associated with the derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by their counterparties.  As the counterparties have publicly available credit information, the credit spreads over LIBOR used in the calculations represent implied credit default swap spreads obtained from a third-party credit data provider.  As of March 31, 2015, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Swaps.  As a result, the Company has determined that its derivative valuations are classified in Level 2 of the fair value hierarchy.

Carrying values and fair values of financial instruments that are not carried at fair value are as follows (amounts in thousands):

	March 31, 2015	December 31, 2014
Long term debt, including current portion:
Carrying value	$1,707,499	$1,649,708
Fair value (a)	1,698,876	1,605,255

(a)	T he fair value is based on market quotations from third party financial institutions and is classified as Level 2 in the hierarchy.

The Company’s other financial instruments, including cash and cash equivalents, accounts receivable and accounts payable are carried at cost, which approximates their fair value because of their short-term maturity.

(8)    Restructuring Charges

In connection with the Security Networks Acquisition, management approved a restructuring plan to transition Security Networks’ operations in West Palm Beach and Kissimmee, Florida to Dallas, Texas (the “2013 Restructuring Plan”).  The 2013 Restructuring Plan provided certain Security Networks' employees with a severance package that entitled them to receive benefits upon completion of the transition in 2014.  Severance costs related to the 2013 Restructuring Plan were recognized ratably over the future service period.  No restructuring charges were recognized during the three months ended March 31, 2015. During the three months ended March 31, 2014, the Company recognized $547,000 of restructuring charges related to employee termination benefits under the 2013 Restructuring Plan. The transition of Security Networks' operations to Dallas was completed in the second quarter of 2014.

The following tables provide the activity and balances of the 2013 Restructuring Plan (amounts in thousands):

	December 31, 2014	Additions	Payments	March 31, 2015
2013 Restructuring Plan
Severance and retention	$134	—	(134)	$—

	December 31, 2013	Additions	Payments	March 31, 2014
2013 Restructuring Plan
Severance and retention	$1,570	547	(504)	$1,613

(9)    Accumulated Other Comprehensive Income (Loss)

The following table provides a summary of the changes in Accumulated other comprehensive income (loss) for the period presented (amounts in thousands):

Accumulated other comprehensive income (loss)
As of December 31, 2014	$(4,805)
Unrealized loss on derivatives recognized through Accumulated other comprehensive loss	(6,268)
Reclassifications of unrealized loss on derivatives into net income (a)	1,805
As of March 31, 2015	$(9,268)

(a)	Amounts reclassified into net income are included in Interest expense on the condensed consolidated statement of operations. See note 6, Derivatives, for further information.

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

(11)    Subsequent Events

On April 9, 2015, the Company entered into Amendment No. 5 (the “Amendment No. 5”) to its Credit Facility. Pursuant to Amendment No. 5, the Company completed the issuance of an incremental $550,000,000 senior secured Term Loan B offering (the “New Term Loans”). The New Term Loans bear interest at LIBOR plus 3.50%, subject to a LIBOR floor of 1.00%, and mature on April 9, 2022. The Company used the net proceeds to retire $492,000,000 of its existing Term Loans, due March 2018, and repaid approximately $50,000,000 of its Credit Facility revolver. Amendment No. 5 also incorporates certain covenant changes, including the removal of the third quarter 2015 Senior Secured and Total Leverage covenant step-downs.

(12)    Consolidating Guarantor Financial Information

The Senior Notes were issued by Monitronics (the “Parent Issuer”) and are fully and unconditionally guaranteed, on a joint and several basis, by all of the Company’s existing domestic subsidiaries (“Subsidiary Guarantors”).  Ascent Capital has not guaranteed any of the Company’s obligations under the Senior Notes. Consolidating guarantor financial information has not been presented for the condensed consolidated balance sheet as of December 31, 2014, as substantially all of the Company’s operations were conducted by the Parent Issuer entity. The Company believes that disclosing such information would not provide investors with any additional information that would be material in evaluating the sufficiency of the guarantees. The unaudited condensed consolidating financial information for the Parent Issuer, the Subsidiary Guarantors and the non-guarantors are as follows:

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidating Balance Sheets
(unaudited)

	As of March 31, 2015
	Parent Issuer	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Assets
Current assets:
Cash and cash equivalents	$24,673	757	—	—	$25,430
Restricted cash	123	—	—	—	123
Trade receivables, net	13,664	295	—	—	13,959
Deferred income tax assets, net	6,567	—	—	—	6,567
Prepaid and other current assets	12,991	993	—	(4,938)	9,046
Total current assets	58,018	2,045	—	(4,938)	55,125

Investment in subsidiaries	60,244	—	—	(60,244)	—
Property and equipment, net	23,682	391	—	—	24,073
Subscriber accounts, net	1,370,173	29,347	—	—	1,399,520
Dealer network and other intangible assets, net	39,892	1,289	—	—	41,181
Goodwill	527,191	35,820	—	—	563,011
Other assets, net	23,805	—	—	—	23,805
Total assets	$2,103,005	68,892	—	(65,182)	$2,106,715

Liabilities and Stockholder's Equity
Current liabilities:
Accounts payable	$3,489	1,802	—	—	$5,291
Accrued payroll and related liabilities	2,826	209	—	—	3,035
Other accrued liabilities	43,023	5,114	—	(4,938)	43,199
Deferred revenue	15,254	727	—	—	15,981
Holdback liability	17,591	77	—	—	17,668
Current portion of long-term debt	9,166	—	—	—	9,166
Total current liabilities	91,349	7,929	—	(4,938)	94,340

Non-current liabilities:
Long-term debt	1,698,333	—	—	—	1,698,333
Long-term holdback liability	4,816	—	—	—	4,816
Derivative financial instruments	9,447	—	—	—	9,447
Deferred income tax liability, net	16,600	200	—	—	16,800
Other liabilities	14,603	519	—	—	15,122
Total liabilities	1,835,148	8,648	—	(4,938)	1,838,858

Total stockholder's equity	267,857	60,244	—	(60,244)	267,857
Total liabilities and stockholder's equity	$2,103,005	68,892	—	(65,182)	$2,106,715

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
(unaudited)

	Three Months Ended March 31, 2015
	Parent Issuer	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Net revenue	$136,599	1,817	—	—	$138,416
					0
Operating expenses:					0
Cost of services	24,708	982	—	—	25,690
Selling, general, and administrative, including stock-based compensation	21,501	1,923	—	—	23,424
Amortization of subscriber accounts, dealer network and other intangible assets	62,508	633	—	—	63,141
Depreciation	2,291	6	—	—	2,297
Gain on disposal of operating assets	(3)	—	0	—	(3)
	111,005	3,544	—	—	114,549
Operating income	25,594	(1,727)	—	—	23,867
Other expense (income):
Equity in income of subsidiaries	1,929	—	—	(1,929)	—
Interest expense	30,238	2	—	—	30,240
	32,167	2	—	(1,929)	30,240
Income (loss) before income taxes	(6,573)	(1,729)	—	1,929	(6,373)
Income tax expense	1,761	200	—	—	1,961
Net income (loss)	(8,334)	(1,929)	—	1,929	(8,334)
Other comprehensive loss:
Unrealized loss on derivative contracts	(4,463)	—	—	—	(4,463)
Total other comprehensive loss	(4,463)	—	—	—	(4,463)
Comprehensive income (loss)	$(12,797)	(1,929)	—	1,929	$(12,797)

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
(unaudited)

	Three Months Ended March 31, 2014
	Parent Issuer	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Net revenue	$104,093	28,771	—	—	$132,864

Operating expenses:
Cost of services	17,782	4,308	—	—	22,090
Selling, general, and administrative, including stock-based compensation	19,032	3,940	—	—	22,972
Amortization of subscriber accounts, dealer network and other intangible assets	45,263	16,517	—	—	61,780
Depreciation	1,908	475	—	—	2,383
Restructuring charges	—	547	—	—	547
	83,985	25,787	—	—	109,772
Operating income	20,108	2,984	—	—	23,092
Other expense (income):
Equity in income of subsidiaries	(1,858)	—	—	1,858	—
Interest expense	29,046	298	—	—	29,344
	27,188	298	—	1,858	29,344
Income (loss) before income taxes	(7,080)	2,686	—	(1,858)	(6,252)
Income tax expense	771	828	—	—	1,599
Net income (loss)	(7,851)	1,858	—	(1,858)	(7,851)
Other comprehensive loss:
Unrealized loss on derivative contracts	(1,671)	—	—	—	(1,671)
Total other comprehensive loss	(1,671)	—	—	—	(1,671)
Comprehensive income (loss)	$(9,522)	1,858	—	(1,858)	$(9,522)

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidating Statement of Cash Flows
(unaudited)

	Three Months Ended March 31, 2015
	Parent Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Net cash provided by (used in) operating activities	$67,742	(3,686)	—	—	$64,056
Investing activities:
Capital expenditures	(2,693)	(35)	—	—	(2,728)
Cost of subscriber accounts acquired	(60,519)	(534)	—	—	(61,053)
Cash acquired (paid) on acquisition	(61,115)	4,772			(56,343)
Increase in restricted cash	(105)	—	—	—	(105)
Proceeds from disposal of operating assets	3	—	—	—	3
Net cash provided by (used in) investing activities	(124,429)	4,203	—	—	(120,226)
Financing activities:
Proceeds from long-term debt	91,400	—	—	—	91,400
Payments on long-term debt	(33,892)	—	—	—	(33,892)
Payments of financing costs	(551)	—	—	—	(551)
Contribution from Ascent Capital	22,690	—	—	—	22,690
Net cash provided by financing activities	79,647	—	—	—	79,647
Net increase in cash and cash equivalents	22,960	517	—	—	23,477
Cash and cash equivalents at beginning of period	1,713	240	—	—	1,953
Cash and cash equivalents at end of period	$24,673	757	—	—	$25,430

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidating Statement of Cash Flows
(unaudited)

	Three Months Ended March 31, 2014
	Parent Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Net cash provided by operating activities	$53,546	13,665	—	—	$67,211
Investing activities:
Capital expenditures	(1,903)	(35)	—	—	(1,938)
Cost of subscriber accounts acquired	(39,742)	(14,047)	—	—	(53,789)
Increase in restricted cash	(79)	—	—	—	(79)
Other investing activities	—	(25)	—	—	(25)
Net cash used in investing activities	(41,724)	(14,107)	—	—	(55,831)
Financing activities:
Proceeds from long-term debt	42,900	—	—	—	42,900
Payments on long-term debt	(27,192)	—	—	—	(27,192)
Net cash provided by financing activities	15,708	—	—	—	15,708
Net increase (decrease) in cash and cash equivalents	27,530	(442)	—	—	27,088
Cash and cash equivalents at beginning of period	1,775	2,580	—	—	4,355
Cash and cash equivalents at end of period	$29,305	2,138	—	—	$31,443

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

For additional risk factors, please see Part I, Item 1A, Risk Factors, in the 2014 Form 10-K.  These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

The following discussion and analysis provides information concerning our results of operations and financial condition.  This discussion should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto included elsewhere herein and the 2014 Form 10-K.

Overview

The Company provides security alarm monitoring and related services to residential and business subscribers throughout the United States and parts of Canada.  On February 23, 2015 (the "Closing Date"), the Company acquired LiveWatch Security, LLC ("LiveWatch"), a Do-It-Yourself home security firm, offering professionally monitored security services through a direct-to-consumer sales channel (the "LiveWatch Acquisition"). On August 16, 2013, the Company acquired all of the equity interest of Security Networks LLC (“Security Networks”) and certain affiliated entities (the “Security Networks Acquisition”).  The Company monitors signals arising from burglaries, fires, medical alerts and other events through security systems at subscribers’ premises, as well as provides customer service and technical support.  Nearly all of the Company’s revenues are derived from monthly recurring revenues under security alarm monitoring contracts purchased from independent dealers in its exclusive nationwide network.

The Company's attrition analysis and results of operations for the three months ended March 31, 2015 include the operations of the LiveWatch business from the Closing Date.

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

The table below presents subscriber data for the twelve months ended March 31, 2015 and 2014:

	Twelve Months Ended March 31,
	2015		2014
Beginning balance of accounts	1,046,785		818,335
Accounts acquired	190,542		357,855
Accounts canceled	(139,824)		(118,688)
Canceled accounts guaranteed by dealer and acquisition adjustments (a)	(6,691)	(b)	(10,717)	(c)
Ending balance of accounts	1,090,812		1,046,785
Monthly weighted average accounts	1,060,524		962,527
Attrition rate - Unit	(13.2)%		(12.3)%
Attrition rate - RMR (d)	(13.0)%		(12.0)%

(a)	Includes canceled accounts that are contractually guaranteed to be refunded from holdback.

(b)
Includes an increase of 1,503 subscriber accounts associated with multi-site subscribers that were considered single accounts prior to the completion of the Security Networks integration in April 2014.

(c)	Includes 2,046 subscriber accounts that were proactively canceled during the third quarter of 2013 because they were active with both Monitronics and Security Networks.

(d)
The recurring monthly revenue ("RMR") of canceled accounts follows the same definition as subscriber unit attrition as noted above. RMR attrition is defined as the RMR of canceled accounts in a given period, adjusted for the impact of price increases or decreases in that period, divided by the weighted average of RMR for that period.

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

Accounts Acquired

During the three months ended March 31, 2015 and 2014, the Company acquired 66,091 and 31,774 subscriber accounts, respectively. Accounts acquired for the three months ended March 31, 2015 includes 31,936 accounts from the LiveWatch Acquisition in February 2015.

RMR acquired during the three months ended March 31, 2015 and 2014 was approximately $2,490,000 and $1,451,000, respectively. RMR acquired for the three months ended March 31, 2015 includes approximately $908,000 of RMR from the LiveWatch Acquisition in February 2015.

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

	Three Months Ended March 31,
	2015	2014
Net revenue	$138,416	132,864
Cost of services	25,690	22,090
Selling, general, and administrative	23,424	22,972
Amortization of subscriber accounts, dealer network and other intangible assets	63,141	61,780
Restructuring charges	—	547
Interest expense	30,240	29,344
Income tax expense	1,961	1,599
Net loss	(8,334)	(7,851)

Adjusted EBITDA (a)	$91,667	89,275
Adjusted EBITDA as a percentage of Net revenue	66.2%	67.2%

(a)	See reconciliation of total Adjusted EBITDA to net loss below.

Net revenue.  Net revenue increased $5,552,000, or 4.2%, for the three months ended March 31, 2015, as compared to the corresponding prior year period.  The increase in net revenue is attributable to the growth in the number of subscriber accounts and the increase in average RMR per subscriber.  The growth in subscriber accounts reflects the acquisition of over 148,000 accounts through our authorized dealer program subsequent to March 31, 2014, as well as 31,936 accounts acquired in the LiveWatch Acquisition in February 2015.  Average monthly revenue per subscriber increased from $41.15 as of March 31, 2014 to $41.43 as of March 31, 2015. Excluding accounts acquired through the LiveWatch Acquisition, which had an average monthly revenue per subscriber of $28.45, Monitronics' average monthly revenue per subscriber was $41.83 as of March 31, 2015.

Cost of services.  Cost of services increased $3,600,000, or 16.3%, for the three months ended March 31, 2015, as compared to the corresponding prior year period.  The increase is attributable to subscriber growth, the LiveWatch Acquisition and increases in cellular and service costs as more accounts are being monitored across the cellular network, which require additional service costs to upgrade existing subscribers' equipment.  Cost of services for the three months ended March 31, 2015 also includes $523,000 incurred in relation to the Radio Conversion Program, which was implemented in 2014 to upgrade subscribers' alarm monitoring systems that communicate across certain 2G networks that are expected to be discontinued in the near future. Cost of services as a percent of net revenue increased from 16.6% for the three months ended March 31, 2014 to 18.6% for the three months ended March 31, 2015.

Selling, general and administrative.  Selling, general and administrative costs (“SG&A”) increased $452,000, or 2.0%, for the three months ended March 31, 2015, as compared to the corresponding prior year period.  The increase is attributable to SG&A incurred at LiveWatch, as well as acquisition costs incurred by the Company of $946,000, which were related to professional services rendered in connection with the LiveWatch Acquisition. LiveWatch SG&A includes $519,000 in LiveWatch Acquisition Contingent Bonuses payable to LiveWatch's key members of management in accordance with the employment agreements entered into in connection with the LiveWatch Acquisition. These increases were partially offset by decreases in Monitronics' staffing and operating costs incurred at its Dallas, Texas headquarters as a result of the Security Networks' integration being completed in April 2014. SG&A for the three months ended March 31, 2014 includes approximately $1,059,000 of professional fees rendered in relation to the Security Networks' integration. SG&A as a percent of net revenue decreased from 17.3% for the three months ended March 31, 2014 to 16.9% for the three months ended March 31, 2015.

Amortization of subscriber accounts, dealer network and other intangible assets.  Amortization of subscriber accounts, dealer network and other intangible assets increased $1,361,000 for the three months ended March 31, 2015, as compared to the corresponding prior year period.  The increase is attributable to amortization of subscriber accounts acquired subsequent to March 31, 2014.

Restructuring charges.  In connection with the Security Networks Acquisition, management approved a restructuring plan to transition Security Networks’ operations in West Palm Beach and Kissimmee, Florida to Dallas, Texas (the “2013 Restructuring Plan”).  The 2013 Restructuring Plan provided certain Security Networks employees with a severance package that entitled them to receive benefits upon completion of the transition in 2014.  Severance costs related to the 2013 Restructuring Plan were recognized ratably over the future service period.  No restructuring charges were recognized during the three months ended March 31, 2015. During the three months ended March 31, 2014, the Company recorded $547,000 of restructuring charges related to employee termination benefits under the 2013 Restructuring Plan. The transition of Security Networks' operations to Dallas was completed in the second quarter of 2014.

The following tables provide the activity and balances of the 2013 Restructuring Plan (amounts in thousands):

	December 31, 2014	Additions	Payments	March 31, 2015
2013 Restructuring Plan
Severance and retention	$134	—	(134)	$—

	December 31, 2013	Additions	Payments	March 31, 2014
2013 Restructuring Plan
Severance and retention	$1,570	547	(504)	$1,613

Interest expense.  Interest expense increased $896,000 for the three months ended March 31, 2015, as compared to the corresponding prior year period. The increase in interest expense is primarily attributable to increases in the Company’s consolidated debt balance related to the revolver borrowings incurred to fund the LiveWatch Acquisition.

Income tax expense.  The Company had pre-tax loss of $6,373,000 for the three months ended March 31, 2015 and income tax expense of $1,961,000 for the three months ended March 31, 2015.  The Company had pre-tax loss of $6,252,000 for the three months ended March 31, 2014 and income tax expense of $1,599,000 for the three months ended March 31, 2014.  Income tax expense for the three months ended March 31, 2015 and 2014 is attributable to Texas state margin tax incurred on the Company's operations and the deferred tax impact from amortization of deductible goodwill related to the Company's recent acquisitions.

Adjusted EBITDA. The following table provides a reconciliation of total Adjusted EBITDA to net loss for the periods indicated (amounts in thousands):

	Three Months Ended March 31,
	2015	2014
Total Adjusted EBITDA	$91,667	89,275
Amortization of subscriber accounts, dealer network and other intangible assets	(63,141)	(61,780)
Depreciation	(2,297)	(2,383)
Stock-based compensation	(374)	(414)
Restructuring charges	—	(547)
Radio conversion costs	(523)	—
LiveWatch acquisition related costs	(946)	—
LiveWatch acquisition contingent bonus charges	(519)	—
Security Networks integration related costs	—	(1,059)
Interest expense	(30,240)	(29,344)
Income tax expense	(1,961)	(1,599)
Net loss	$(8,334)	(7,851)

Adjusted EBITDA increased $2,392,000, or 2.7%, for the three months ended March 31, 2015, as compared to the respective prior year period.  The increase in Adjusted EBITDA was primarily due to revenue growth.

Liquidity and Capital Resources

At March 31, 2015, we had $25,430,000 of cash and cash equivalents and $123,000 of current restricted cash.  Our primary sources of funds are our cash flows from operating activities which are generated from alarm monitoring and related service revenues.  During the three months ended March 31, 2015 and 2014, our cash flow from operating activities was $64,056,000 and $67,211,000, respectively.  The primary driver of our cash flow from operating activities is Adjusted EBITDA.  Fluctuations in our Adjusted EBITDA and the components of that measure are discussed in “Results of Operations” above.  In addition, our cash flow from operating activities may be significantly impacted by changes in working capital.

During the three months ended March 31, 2015 and 2014, the Company used cash of $61,053,000 and $53,789,000, respectively, to fund subscriber account acquisitions, net of holdback and guarantee obligations.  In addition, during the three months ended March 31, 2015 and 2014, the Company used cash of $2,728,000 and $1,938,000, respectively, to fund its capital expenditures.

In February 2015, the Company paid cash of $56,343,000 for the acquisition of LiveWatch, net of the transfer of $3,988,000 to LiveWatch upon the Closing Date to fund LiveWatch employees' transaction bonuses and LiveWatch cash on hand of $784,000. The LiveWatch Acquisition was funded by borrowings from the Company's expanded Credit Facility revolver as well as cash contributions from Ascent Capital.

On March 30, 2015, the Company borrowed $33,000,000 on the Credit Facility revolver to fund its April 1, 2015 interest payment due under the Senior Notes of approximately $26,691,000 and other business activities.

The existing long-term debt at March 31, 2015 includes the principal balance of $1,711,307,000 under our Senior Notes, the Ascent Intercompany Loan, our Credit Facility, and our Credit Facility revolver.  The Senior Notes have an outstanding principal balance of $585,000,000 as of March 31, 2015 and mature on April 1, 2020.  The Ascent Intercompany Loan has an outstanding principal balance of $100,000,000 and matures on October 1, 2020.  The Credit Facility term loans have an outstanding principal balance of $896,007,000 as of March 31, 2015 and require principal payments of approximately $2,292,000 per quarter with the remaining outstanding balance becoming due on March 23, 2018.  The Credit Facility revolver has an outstanding balance of $130,300,000 as of March 31, 2015 and becomes due on December 22, 2017.

On April 9, 2015, the Company entered into Amendment No. 5 (the “Amendment No. 5”) to its Credit Facility. Pursuant to Amendment No. 5, the Company completed the issuance of an incremental $550,000,000 senior secured Term Loan B offering (the “New Term Loans”). The New Term Loans bear interest at LIBOR plus 3.50%, subject to a LIBOR floor of 1.00%, and mature on April 9, 2022. The Company used the net proceeds to retire $492,000,000 of its existing Term Loans, due March 2018, and repaid approximately $50,000,000 of its Credit Facility revolver. Amendment No. 5 also incorporates certain covenant changes, including the removal of the third quarter 2015 Senior Secured and Total Leverage covenant step-downs.

In considering our liquidity requirements for 2015, we evaluated our known future commitments and obligations.  We will require the availability of funds to finance our strategy to grow through the acquisition of subscriber accounts. In 2014, the Company implemented a Radio Conversion Program in response to one of the nation's largest carriers announcing that it does not intend to support its 2G cellular network services beyond 2016. In connection with the Radio Conversion Program, the Company could incur incremental costs of $13,000,000 to $16,000,000 per year through 2016. In addition, we considered the borrowing capacity of our Credit Facility revolver, under which we could borrow an additional $184,700,000 as of March 31, 2015.  Based on this analysis, we expect that cash on hand, cash flow generated from operations and borrowings under our Credit Facility will provide sufficient liquidity, given our anticipated current and future requirements.

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

Tabular Presentation of Interest Rate Risk

The table below provides information about our outstanding debt obligations and derivative financial instruments that are sensitive to changes in interest rates.  Interest rate swaps are presented at fair value and by maturity date as of March 31, 2015.  Debt amounts represent principal payments by maturity date as of March 31, 2015.

Year of Maturity	Fixed Rate Derivative Instruments (a)	Variable Rate Debt	Fixed Rate Debt	Total
	(Amounts in thousands)
Remainder of 2015	$—	$6,875	$—	$6,875
2016	—	9,166	—	9,166
2017	—	139,466	—	139,466
2018	9,190	870,800	—	879,990
2019	—	—	—	—
2020	—	—	685,000	685,000
Thereafter	—	—	—	—
Total	$9,190	$1,026,307	$685,000	$1,720,497

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

Item 4.  Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and chief financial officer (the “Executives”), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Executives concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2015 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There has been no change in the Company’s internal controls over financial reporting that occurred during the three months ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, its internal controls over financial reporting.

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 6.  Exhibits

Listed below are the exhibits which are included as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

4.1
Form of Amendment No. 4 to the Credit Agreement, dated February 17, 2015, by and among Monitronics International, Inc., Bank of America, N.A., individually and as administrative agent, and the certain lenders party thereto (incorporated by reference to Exhibit 4.1 to Ascent Capital Group, Inc.'s ("Ascent Capital") Quarterly Report on Form 10-Q (File No. 001-34176) filed with the Securities and Exchange Commission (the "Commission") on May 8, 2015).

4.2
Form of Amendment No. 5 to the Credit Agreement, dated April 9, 2015, by and among Monitronics International, Inc., Bank of America, N.A., individually and as administrative agent, and the certain lenders party thereto (incorporated by reference to Exhibit 4.1 to Ascent Capital's Current Report on Form 8-K (File No. 001-34176) filed with the Commission on April 15, 2015).

31.1	Rule 13a-14(a)/15d-14(a) Certification. *
31.2	Rule 13a-14(a)/15d-14(a) Certification. *
32	Section 1350 Certification. **
101.INS	XBRL Instance Document. *
101.SCH	XBRL Taxonomy Extension Schema Document. *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document. *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. *

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONITRONICS INTERNATIONAL, INC.

Date: May 12, 2015	By:	/s/ Michael R. Haislip
Michael R. Haislip
President and Chief Executive Officer

Date: May 12, 2015	By:	/s/ Michael R. Meyers
Michael R. Meyers
Chief Financial Officer, Vice President and Assistant Secretary
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Listed below are the exhibits which are included as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

4.1
Form of Amendment No. 4 to the Credit Agreement, dated February 17, 2015, by and among Monitronics International, Inc., Bank of America, N.A., individually and as administrative agent, and the certain lenders party thereto (incorporated by reference to Exhibit 4.1 to Ascent Capital Group, Inc.'s ("Ascent Capital") Quarterly Report on Form 10-Q (File No. 001-34176) filed with the Securities and Exchange Commission (the "Commission") on May 8, 2015).

4.2
Form of Amendment No. 5 to the Credit Agreement, dated April 9, 2015, by and among Monitronics International, Inc., Bank of America, N.A., individually and as administrative agent, and the certain lenders party thereto (incorporated by reference to Exhibit 4.1 to the Ascent Capital's Current Report on Form 8-K (File No. 001-34176) filed with the Commission on April 15, 2015).

31.1	Rule 13a-14(a)/15d-14(a) Certification. *
31.2	Rule 13a-14(a)/15d-14(a) Certification. *
32	Section 1350 Certification. **
101.INS	XBRL Instance Document. *
101.SCH	XBRL Taxonomy Extension Schema Document. *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document. *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. *

*	Filed herewith.
**	Furnished herewith.