Form 10-Q
period 2015-06-30
MONITRONICS INTERNATIONAL INC
filed 2015-08-12
CIK 1265107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

OR
☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to

Commission File Number 333-110025

MONITRONICS INTERNATIONAL, INC.
(Exact name of Registrant as specified in its charter)

State of Texas	74-2719343
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1990 Wittington Place
Farmers Branch, Texas	75234
(Address of principal executive offices)	(Zip Code)

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

As of August 12, 2015 Monitronics International, Inc. is a wholly owned subsidiary of Ascent Capital Group, Inc.

Item 1.  Financial Statements.
MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
Amounts in thousands, except share amounts
(unaudited)

	June 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$3,688	$1,953
Restricted cash	53	18
Trade receivables, net of allowance for doubtful accounts of $2,233 in 2015 and $2,120 in 2014	13,864	13,796
Deferred income tax assets, net	6,567	6,567
Prepaid and other current assets	8,501	7,559
Total current assets	32,673	29,893
Property and equipment, net of accumulated depreciation of $29,035 in 2015 and $24,254 in 2014	27,015	23,280
Subscriber accounts, net of accumulated amortization of $853,307 in 2015 and $736,824 in 2014	1,409,143	1,373,630
Dealer network and other intangible assets, net of accumulated amortization of $64,048 in 2015 and $54,077 in 2014	36,185	44,855
Goodwill	563,468	527,502
Other assets, net	25,431	25,487
Total assets	$2,093,915	$2,024,647
Liabilities and Stockholder's Equity
Current liabilities:
Accounts payable	$7,833	$6,710
Accrued payroll and related liabilities	3,439	3,604
Other accrued liabilities	30,891	31,094
Deferred revenue	15,580	14,945
Holdback liability	17,952	19,046
Current portion of long-term debt	5,500	9,166
Total current liabilities	81,195	84,565
Non-current liabilities:
Long-term debt	1,712,911	1,640,542
Long-term holdback liability	4,433	5,156
Derivative financial instruments	8,460	5,780
Deferred income tax liability, net	17,835	15,771
Other liabilities	15,843	15,267
Total liabilities	1,840,677	1,767,081
Commitments and contingencies
Stockholder's equity:
Common stock, $.01 par value. 1,000 shares authorized, issued and outstanding both at June 30, 2015 and December 31, 2014	—	—
Additional paid-in capital	359,994	336,540
Accumulated deficit	(98,490)	(74,169)
Accumulated other comprehensive loss	(8,266)	(4,805)
Total stockholder's equity	253,238	257,566
Total liabilities and stockholder's equity	$2,093,915	$2,024,647

See accompanying notes to condensed consolidated financial statements.

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
Amounts in thousands
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net revenue	$141,543	134,696	$279,959	267,560
Operating expenses:
Cost of services	28,053	22,982	53,743	45,072
Selling, general, and administrative, including stock-based compensation	25,697	23,127	49,121	46,099
Amortization of subscriber accounts, dealer network and other intangible assets	63,526	63,261	126,667	125,041
Depreciation	2,484	2,198	4,781	4,581
Restructuring charges	—	371	—	918
Gain on disposal of operating assets	—	(69)	(3)	(69)
	119,760	111,870	234,309	221,642
Operating income	21,783	22,826	45,650	45,918
Other expense:
Interest expense	31,291	29,638	61,531	58,982
Refinancing expense	4,468	—	4,468	—
	35,759	29,638	65,999	58,982
Loss before income taxes	(13,976)	(6,812)	(20,349)	(13,064)
Income tax expense	2,011	1,713	3,972	3,312
Net loss	(15,987)	(8,525)	(24,321)	(16,376)
Other comprehensive income (loss):
Unrealized gain (loss) on derivative contracts, net	1,002	(4,468)	(3,461)	(6,139)
Total other comprehensive income (loss), net of tax	1,002	(4,468)	(3,461)	(6,139)
Comprehensive loss	$(14,985)	(12,993)	$(27,782)	(22,515)

See accompanying notes to condensed consolidated financial statements.

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Amounts in thousands
(unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(24,321)	(16,376)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of subscriber accounts, dealer network and other intangible assets	126,667	125,041
Depreciation	4,781	4,581
Stock-based compensation	829	896
Deferred income tax expense	2,050	1,691
Long-term debt amortization	643	531
Gain on disposal of operating assets	(3)	(69)
Refinancing expense	4,468	—
Other non-cash activity, net	9,454	5,693
Changes in assets and liabilities:
Trade receivables	(4,440)	(3,967)
Prepaid expenses and other assets	(2,642)	391
Payables and other liabilities	(6,185)	(4,055)
Net cash provided by operating activities	111,301	114,357
Cash flows from investing activities:
Capital expenditures	(8,165)	(3,212)
Cost of subscriber accounts acquired	(129,544)	(126,640)
Cash paid for acquisition, net of cash acquired	(56,343)	—
Increase in restricted cash	(35)	(72)
Proceeds from the disposal of operating assets	3	241
Other investing activities	—	(347)
Net cash used in investing activities	(194,084)	(130,030)
Cash flows from financing activities:
Proceeds from long-term debt	674,050	75,200
Payments on long-term debt	(605,990)	(57,783)
Payments of financing costs	(6,232)	—
Contribution from Ascent Capital	22,690	—
Net cash provided by financing activities	84,518	17,417
Net increase in cash and cash equivalents	1,735	1,744
Cash and cash equivalents at beginning of period	1,953	4,355
Cash and cash equivalents at end of period	$3,688	6,099

Supplemental cash flow information:
State taxes paid	$3,485	2,658
Interest paid	57,952	54,869

See accompanying notes to condensed consolidated financial statements.

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholder’s Equity
Amounts in thousands, except share amounts
(unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholder’s
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2014	1,000	$—	336,540	(4,805)	(74,169)	$257,566
Net loss	—	—	—	—	(24,321)	(24,321)
Other comprehensive loss	—	—	—	(3,461)	—	(3,461)
Stock-based compensation	—	—	974	—	—	974
Value of shares withheld for minimum tax liability	—	—	(210)	—	—	(210)
Contribution from Ascent Capital	—	—	22,690	—	—	22,690
Balance at June 30, 2015	1,000	$—	359,994	(8,266)	(98,490)	$253,238

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

The unaudited interim financial information of the Company has been prepared in accordance with Article 10 of the Securities and Exchange Commission’s (the “SEC”) Regulation S-X. Accordingly, it does not include all of the information required by generally accepted accounting principles in the United States (“U.S. GAAP”) for complete financial statements.  The Company’s unaudited condensed consolidated financial statements as of June 30, 2015, and for the three and six months ended June 30, 2015 and 2014, include Monitronics and all of its direct and indirect subsidiaries.  The accompanying interim condensed consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year.  These condensed consolidated financial statements should be read in conjunction with the Monitronics Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 6, 2015 (the “2014 Form 10-K”).

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

(2)    Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606). Under the update, revenue will be recognized based on a five-step model. The core principle of the model is that revenue will be recognized when the transfer of promised goods or services to customers is made in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In the third quarter of 2015, the FASB decided to defer the effective date of the standard to annual and interim periods beginning after December 15, 2017. Early adoption will be permitted for annual and interim periods beginning after December 15, 2016. The Company is currently evaluating the impact that adopting this ASU will have on its financial position, results of operations and cash flows.

(3)    LiveWatch Acquisition

On February 23, 2015 (the "Closing Date"), the Company acquired LiveWatch for a purchase price of approximately $61,550,000 (the "LiveWatch Purchase Price").  The LiveWatch Purchase Price includes approximately $3,988,000 of cash transferred directly to LiveWatch to fund transaction bonuses payable to LiveWatch employees as of the Closing Date. This cash is not included in the fair value of consideration transferred for the LiveWatch Acquisition. The LiveWatch Purchase Price also includes post-closing adjustments of $435,000 which were paid in the third quarter of 2015. The LiveWatch Acquisition was funded by borrowings from the Company's revolving credit facility, as well as cash contributions from Ascent Capital.

In connection with the LiveWatch Acquisition, the Company entered into employment agreements with certain key members of the LiveWatch management team which provide for retention bonuses of $6,000,000 (the "LiveWatch Retention Bonuses") to be paid on the second anniversary of the Closing Date, and performance based bonus arrangements payable on the fourth anniversary of the Closing Date, assuming certain performance metrics are met by LiveWatch during the first four years following the Closing Date (the "LiveWatch Performance Bonuses"). The LiveWatch Performance Bonuses are estimated to yield an aggregate payout of approximately $8,500,000. The LiveWatch Retention Bonuses and LiveWatch Performance Bonuses (together, the "LiveWatch Acquisition Contingent Bonuses") are contingent upon the continued employment of the key members of the LiveWatch management team. As such, the LiveWatch Acquisition Contingent Bonuses are expensed ratably over the service period based on the estimated value of the payouts. For the three and six months ended June 30, 2015, the Company recognized $1,276,000 and $1,795,000, respectively, related to the LiveWatch Acquisition Contingent Bonuses, which are included in Selling, general and administrative expense in the condensed consolidated statements of operations and comprehensive income (loss).

The LiveWatch Acquisition was accounted for as a business combination utilizing the acquisition method in accordance with FASB Accounting Standards Codification ("ASC") Topic 805, Business Combinations.  Under the acquisition method of accounting, the fair value of the consideration transferred has been allocated to LiveWatch's tangible and identifiable intangible assets acquired and liabilities assumed based on their preliminary estimates of fair value as follows (amounts in thousands):

Cash	$784
Trade receivables	273
Other current assets	617
Property and equipment	362
Subscriber accounts	24,900
Other intangible asset	1,300
Goodwill	35,966
Current liabilities	(6,640)
Fair value of consideration transferred	$57,562

The Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015 (File No. 333-110025), filed with the SEC on May 12, 2015 (the "March 2015 10-Q"), included an initial allocation of the purchase price. Subsequent to filing the Company's March 2015 10-Q, an adjustment was made to increase goodwill by $457,000. The increase to goodwill is primarily related to the increase in the LiveWatch Purchase Price as discussed above. Other adjustments relate to working capital adjustments to LiveWatch's acquired other current assets and liabilities.

The preliminary estimates of the fair value of assets acquired and liabilities assumed are based on available information as of the date of this report and may be revised as additional information becomes available, which primarily includes the finalization of the valuation of assets and liabilities acquired.

Goodwill in the amount of $35,966,000 was recognized in connection with the LiveWatch Acquisition and was calculated as the excess of the consideration transferred over the net assets recognized and represents the value to the Company for LiveWatch's recurring revenue and cash flow streams and its diversified business model and marketing channel. All of the goodwill acquired in the LiveWatch Acquisition is estimated to be deductible for tax purposes.

The subscriber accounts acquired in the LiveWatch Acquisition are amortized using the 14-year 235% declining balance method. The other intangible asset acquired, which represents LiveWatch's trademark asset, is amortized on a straight-line basis over its estimated useful life of 10 years.

As of June 30, 2015, the Company incurred $946,000 of legal and professional services expense and other costs related to the LiveWatch Acquisition, which are included in Selling, general and administrative expense in the condensed consolidated statements of operations and comprehensive income (loss).

The Company's results of operations for the three and six months ended June 30, 2015 include the operations of LiveWatch from the Closing Date. The effect of the LiveWatch Acquisition was not material to the Company's consolidated results for the periods presented and, accordingly, proforma financial disclosures have not been presented.

(4)    Other Accrued Liabilities

Other accrued liabilities consisted of the following (amounts in thousands):

	June 30, 2015	December 31, 2014
Interest payable	$18,205	$18,251
Income taxes payable	1,969	3,494
Legal accrual	164	222
Other	10,553	9,127
Total Other accrued liabilities	$30,891	$31,094

(5)    Long-Term Debt

Long-term debt consisted of the following (amounts in thousands):

	June 30, 2015	December 31, 2014
9.125% Senior Notes due April 1, 2020	$585,000	$585,000
9.868% Promissory Note to Ascent Capital due October 1, 2020	100,000	100,000
Term loans, mature April 9, 2022, LIBOR plus 3.5%, subject to a LIBOR floor of 1.00% (4.50%)	545,946	—
Term loans, mature March 23, 2018, LIBOR plus 3.25%, subject to a LIBOR floor of 1.00% (4.25%)	400,265	894,208
$315 million revolving credit facility, matures December 22, 2017, LIBOR plus 3.75%, subject to a LIBOR floor of 1.00% (4.75%)	87,200	70,500
	1,718,411	1,649,708
Less current portion of long-term debt	(5,500)	(9,166)
Long-term debt	$1,712,911	$1,640,542

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

On April 9, 2015, the Company entered into Amendment No. 5 (“Amendment No. 5”) to its Existing Credit Agreement. Pursuant to Amendment No. 5, the Company completed the issuance of an incremental $550,000,000 senior secured Term Loan B offering at a 0.5% discount with a maturity date of April 9, 2022 (the "2022 Term Loans"). The Company used the net proceeds to retire approximately $492,000,000 of its existing term loans due March 2018 (the "2018 Term Loans") and repaid $49,900,000 of its revolving credit facility. Amendment No. 5 (the Existing Credit Agreement together with Amendment No. 4 and Amendment No. 5, the "Credit Facility") also incorporates certain covenant changes, including the removal of the third quarter 2015 step downs of the senior secured and total leverage ratios, both as defined in the Credit Facility.

The 2018 Term Loans bear interest at LIBOR plus 3.25%, subject to a LIBOR floor of 1.00%, and mature on March 23, 2018. Interest payments on the 2018 Term Loans are due quarterly with the princpal due at maturity. The 2022 Term Loans bear interest at LIBOR plus 3.50%, subject to a LIBOR floor of 1.00%. Principal payments of approximately $1,375,000 and interest on the term loans are due quarterly on the 2022 Term Loans.  The Credit Facility revolver bears interest at LIBOR plus 3.75%, subject to a LIBOR floor of 1.00%, and matures on December 22, 2017.  There is an annual commitment fee of 0.50% on unused portions of the Credit Facility revolver.  As of June 30, 2015, $227,800,000 is available for borrowing under the revolving credit facility.

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

As of June 30, 2015, the Company has deferred financing costs, net of accumulated amortization, of $20,464,000 related to the Senior Notes and the Credit Facility. These costs are included in Other assets, net on the accompanying consolidated balance sheet and will be amortized over the remaining term of the respective debt instruments using the effective-interest method.

As a result of Amendment No. 5 to Monitronics Credit Facility, the Company incurred Refinancing expense of $4,468,000 for the three and six months ended June 30, 2015, which were primarily related to bank arrangement fees and other professional fees incurred to complete the amendment.

In order to reduce the financial risk related to changes in interest rates associated with the floating rate term loans under the Credit Facility term loans, the Company has entered into interest rate swap agreements with terms similar to the Credit Facility term loans (all outstanding interest rate swap agreements are collectively referred to as the “Swaps”). The Swaps have been designated as effective hedges of the Company’s variable rate debt and qualify for hedge accounting.  As a result of these interest rate swaps, the Company's current effective weighted average interest rate on the borrowings under the Credit Facility term loans is 5.15%. See note 6, Derivatives, for further disclosures related to these derivative instruments.

The terms of the Senior Notes and Credit Facility provide for certain financial and nonfinancial covenants.  As of June 30, 2015, the Company was in compliance with all required covenants.

As of June 30, 2015, principal payments scheduled to be made on the Company’s debt obligations are as follows (amounts in thousands):

Remainder of 2015	$2,750
2016	5,500
2017	92,700
2018	409,284
2019	5,500
2020	690,500
Thereafter	518,375
Total principal payments	1,724,609
Less:
Unamortized discount on the Credit Facility term loans	6,198
Total debt on condensed consolidated balance sheet	$1,718,411

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

As of June 30, 2015 the Swaps’ outstanding notional balances, effective dates, maturity dates and interest rates paid and received are noted below:

Notional	Effective Date	Maturity Date	Fixed Rate Paid	Variable Rate Received
$532,125,000	March 28, 2013	March 23, 2018	1.884%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor (a)
141,012,500	March 28, 2013	March 23, 2018	1.384%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor (a)
110,238,693	September 30, 2013	March 23, 2018	1.959%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor
110,238,693	September 30, 2013	March 23, 2018	1.850%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor
191,475,002	March 23, 2018	April 9, 2022	2.924%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor

(a)
On March 25, 2013, the Company negotiated amendments to the terms of these interest rate swap agreements, which were entered into in March 2012 (the "Existing Swap Agreements," as amended, the “Amended Swaps”).  The Amended Swaps are held with the same counterparties as the Existing Swap Agreements.  Upon entering into the Amended Swaps, Monitronics simultaneously dedesignated the Existing Swap Agreements and redesignated the Amended Swaps as cash flow hedges for the underlying change in the swap terms.  The amounts previously recognized in Accumulated other comprehensive loss relating to the dedesignation are recognized in Interest expense over the remaining life of the Amended Swaps.

All of the Swaps are designated and qualify as cash flow hedging instruments, with the effective portion of the Swaps' change in fair value recorded in Accumulated other comprehensive loss.  Any ineffective portions of the Swaps' change in fair value are recognized in current earnings in Interest expense.  Changes in the fair value of the Swaps recognized in Accumulated other comprehensive loss are reclassified to Interest expense when the hedged interest payments on the underlying debt are recognized.  Amounts in Accumulated other comprehensive loss expected to be recognized in Interest expense in the coming 12 months total approximately $7,299,000.

The impact of the derivatives designated as cash flow hedges on the condensed consolidated financial statements is depicted below (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Effective portion of loss recognized in Accumulated other comprehensive loss	$(820)	(6,234)	$(7,088)	(9,605)
Effective portion of loss reclassified from Accumulated other comprehensive loss into Net loss (a)	$(1,822)	(1,766)	$(3,627)	(3,466)
Ineffective portion of amount of gain (loss) recognized into Net loss on interest rate swaps (a)	$83	(2)	$(1)	(3)

(a)	Amounts are included in Interest expense in the unaudited condensed consolidated statements of operations and comprehensive income (loss).

(7)    Fair Value Measurements

According to the FASB ASC Topic 820, Fair Value Measurement, fair value is defined as the amount that would be received for selling an asset or paid to transfer a liability in an orderly transaction between market participants and requires that assets and liabilities carried at fair value are classified and disclosed in the following three categories:

•	Level 1 - Quoted prices for identical instruments in active markets.

•	Level 2 - Quoted prices for similar instruments in active or inactive markets and valuations derived from models where all significant inputs are observable in active markets.

•	Level 3 - Valuations derived from valuation techniques in which one or more significant inputs are unobservable in any market.

The following summarizes the fair value level of assets and liabilities that are measured on a recurring basis at June 30, 2015 and December 31, 2014 (amounts in thousands):

	Level 1	Level 2	Level 3	Total
June 30, 2015
Derivative financial instruments — assets (a)	$—	370	—	$370
Derivative financial instruments - liabilities	—	(8,460)	—	(8,460)
Total	$—	(8,090)	—	$(8,090)
December 31, 2014
Derivative financial instruments - assets (a)	$—	1,123	—	$1,123
Derivative financial instruments - liabilities	—	(5,780)	—	(5,780)
Total	$—	(4,657)	—	$(4,657)

(a)	Included in Other assets, net on the condensed consolidated balance sheets.

The Company has determined that the significant inputs used to value the Swaps fall within Level 2 of the fair value hierarchy.  As a result, the Company has determined that its derivative valuations are classified in Level 2 of the fair value hierarchy.

Carrying values and fair values of financial instruments that are not carried at fair value are as follows (amounts in thousands):

	June 30, 2015	December 31, 2014
Long term debt, including current portion:
Carrying value	$1,718,411	$1,649,708
Fair value (a)	1,704,043	1,605,255

(a)	T he fair value is based on market quotations from third party financial institutions and is classified as Level 2 in the hierarchy.

The Company’s other financial instruments, including cash and cash equivalents, accounts receivable and accounts payable are carried at cost, which approximates their fair value because of their short-term maturity.

(8)    Restructuring Charges

In connection with the Security Networks Acquisition, management approved a restructuring plan to transition Security Networks’ operations in West Palm Beach and Kissimmee, Florida to Dallas, Texas (the “2013 Restructuring Plan”).  The 2013 Restructuring Plan provided certain Security Networks' employees with a severance package that entitled them to receive benefits upon completion of the transition in 2014.  Severance costs related to the 2013 Restructuring Plan were recognized ratably over the future service period.  No restructuring charges were recognized during the three and six months ended June 30, 2015. During the three and six months ended June 30, 2014, the Company recognized $371,000 and $918,000, respectively, of restructuring charges related to employee termination benefits under the 2013 Restructuring Plan. The transition of Security Networks' operations to Dallas was completed in the second quarter of 2014.

The following tables provide the activity and balances of the 2013 Restructuring Plan (amounts in thousands):

	December 31, 2014	Additions	Payments	June 30, 2015
2013 Restructuring Plan
Severance and retention	$134	—	(134)	$—

	December 31, 2013	Additions	Payments	June 30, 2014
2013 Restructuring Plan
Severance and retention	$1,570	918	(2,042)	$446

(9)    Accumulated Other Comprehensive Loss

The following table provides a summary of the changes in Accumulated other comprehensive loss for the period presented (amounts in thousands):

Accumulated other comprehensive loss
As of December 31, 2014	$(4,805)
Unrealized loss on derivatives recognized through Accumulated other comprehensive loss	(7,088)
Reclassifications of unrealized loss on derivatives into net income (a)	3,627
As of June 30, 2015	$(8,266)

(a)	Amounts reclassified into net income are included in Interest expense on the condensed consolidated statement of operations. See note 6, Derivatives, for further information.

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

(11)    Consolidating Guarantor Financial Information

The Senior Notes were issued by Monitronics (the “Parent Issuer”) and are fully and unconditionally guaranteed, on a joint and several basis, by all of the Company’s existing domestic subsidiaries (“Subsidiary Guarantors”).  Ascent Capital has not guaranteed any of the Company’s obligations under the Senior Notes. Consolidating guarantor financial information has not been presented for the condensed consolidated balance sheet as of December 31, 2014, for the condensed consolidated statement of operations and other comprehensive income (loss) for the three and six months ended June 30, 2014 and for the condensed consolidated statement of cash flows for the sixth months ended June 30, 2014, as substantially all of the Company’s operations were conducted by the Parent Issuer entity. The Company believes that disclosing such information would not provide investors with any additional information that would be material in evaluating the sufficiency of the guarantees. The unaudited condensed consolidating financial information for the Parent Issuer, the Subsidiary Guarantors and the non-guarantors are as follows:

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidating Balance Sheet
(unaudited)

	As of June 30, 2015
	Parent Issuer	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Assets
Current assets:
Cash and cash equivalents	$2,561	1,127	—	—	$3,688
Restricted cash	53	—	—	—	53
Trade receivables, net	13,494	370	—	—	13,864
Deferred income tax assets, net	6,567	—	—	—	6,567
Prepaid and other current assets	17,465	933	—	(9,897)	8,501
Total current assets	40,140	2,430	—	(9,897)	32,673

Investment in subsidiaries	55,907	—	—	(55,907)	—
Property and equipment, net	26,537	478	—	—	27,015
Subscriber accounts, net	1,378,487	30,656	—	—	1,409,143
Dealer network and other intangible assets, net	34,928	1,257	—	—	36,185
Goodwill	527,191	36,277	—	—	563,468
Other assets, net	25,428	3	—	—	25,431
Total assets	$2,088,618	71,101	—	(65,804)	$2,093,915

Liabilities and Stockholder's Equity
Current liabilities:
Accounts payable	$6,250	1,583	—	—	$7,833
Accrued payroll and related liabilities	3,159	280	—	—	3,439
Other accrued liabilities	30,686	10,102	—	(9,897)	30,891
Deferred revenue	14,749	831	—	—	15,580
Holdback liability	17,753	199	—	—	17,952
Current portion of long-term debt	5,500	—	—	—	5,500
Total current liabilities	78,097	12,995	—	(9,897)	81,195

Non-current liabilities:
Long-term debt	1,712,911	—	—	—	1,712,911
Long-term holdback liability	4,433	—	—	—	4,433
Derivative financial instruments	8,460	—	—	—	8,460
Deferred income tax liability, net	17,431	404	—	—	17,835
Other liabilities	14,048	1,795	—	—	15,843
Total liabilities	1,835,380	15,194	—	(9,897)	1,840,677

Total stockholder's equity	253,238	55,907	—	(55,907)	253,238
Total liabilities and stockholder's equity	$2,088,618	71,101	—	(65,804)	$2,093,915

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
(unaudited)

	Three Months Ended June 30, 2015
	Parent Issuer	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Net revenue	$137,051	4,492	—	—	$141,543
					0
Operating expenses:					0
Cost of services	25,388	2,665	—	—	28,053
Selling, general, and administrative, including stock-based compensation	20,630	5,067	—	—	25,697
Amortization of subscriber accounts, dealer network and other intangible assets	62,233	1,293	—	—	63,526
Depreciation	2,463	21	—	—	2,484
Gain on disposal of operating assets	—	—	0	—	—
	110,714	9,046	—	—	119,760
Operating income (loss)	26,337	(4,554)	—	—	21,783
Other expense:
Equity in loss of subsidiaries	4,773	—	—	(4,773)	—
Interest expense	31,280	11	—	—	31,291
Refinancing expense	4,468	—	—	—	4,468
	40,521	11	—	(4,773)	35,759
Loss before income taxes	(14,184)	(4,565)	—	4,773	(13,976)
Income tax expense	1,803	208	—	—	2,011
Net loss	(15,987)	(4,773)	—	4,773	(15,987)
Other comprehensive income:
Unrealized gain on derivative contracts	1,002	—	—	—	1,002
Total other comprehensive income	1,002	—	—	—	1,002
Comprehensive loss	$(14,985)	(4,773)	—	4,773	$(14,985)

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
(unaudited)

	Six Months Ended June 30, 2015
	Parent Issuer	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Net revenue	$273,651	6,308	—	—	$279,959
					0
Operating expenses:					0
Cost of services	50,096	3,647	—	—	53,743
Selling, general, and administrative, including stock-based compensation	42,130	6,991	—	—	49,121
Amortization of subscriber accounts, dealer network and other intangible assets	124,741	1,926	—	—	126,667
Depreciation	4,754	27	—	—	4,781
Gain on disposal of operating assets	(3)	—	—	—	(3)
	221,718	12,591	—	—	234,309
Operating income (loss)	51,933	(6,283)	—	—	45,650
Other expense:
Equity in loss of subsidiaries	6,704	—	—	(6,704)	—
Interest expense	61,518	13	—	—	61,531
Refinancing expense	4,468	—	—	—	4,468
	72,690	13	—	(6,704)	65,999
Loss before income taxes	(20,757)	(6,296)	—	6,704	(20,349)
Income tax expense	3,564	408	—	—	3,972
Net loss	(24,321)	(6,704)	—	6,704	(24,321)
Other comprehensive loss:
Unrealized loss on derivative contracts	(3,461)	—	—	—	(3,461)
Total other comprehensive loss	(3,461)	—	—	—	(3,461)
Comprehensive loss	$(27,782)	(6,704)	—	6,704	$(27,782)

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidating Statement of Cash Flows
(unaudited)

	Six Months Ended June 30, 2015
	Parent Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Net cash provided by (used in) operating activities	$112,060	(759)	—	—	$111,301
Investing activities:
Capital expenditures	(8,021)	(144)	—	—	(8,165)
Cost of subscriber accounts acquired	(126,562)	(2,982)	—	—	(129,544)
Cash acquired (paid) on acquisition	(61,115)	4,772			(56,343)
Increase in restricted cash	(35)	—	—	—	(35)
Proceeds from disposal of operating assets	3	—	—	—	3
Net cash provided by (used in) investing activities	(195,730)	1,646	—	—	(194,084)
Financing activities:
Proceeds from long-term debt	674,050	—	—	—	674,050
Payments on long-term debt	(605,990)	—	—	—	(605,990)
Payments of financing costs	(6,232)	—	—	—	(6,232)
Contribution from Ascent Capital	22,690	—	—	—	22,690
Net cash provided by financing activities	84,518	—	—	—	84,518
Net increase in cash and cash equivalents	848	887	—	—	1,735
Cash and cash equivalents at beginning of period	1,713	240	—	—	1,953
Cash and cash equivalents at end of period	$2,561	1,127	—	—	$3,688

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

The Company's attrition analysis and results of operations for the three and six months ended June 30, 2015 include the operations of the LiveWatch business from the Closing Date.

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

The table below presents subscriber data for the twelve months ended June 30, 2015 and 2014:

	Twelve Months Ended June 30,
	2015	2014
Beginning balance of accounts	1,055,701	838,723
Accounts acquired	188,416	352,973
Accounts canceled	(142,951)	(125,099)
Canceled accounts guaranteed by dealer and acquisition adjustments (a)	(9,083)	(10,896)	(b)
Ending balance of accounts	1,092,083	1,055,701
Monthly weighted average accounts	1,069,860	1,014,809
Attrition rate - Unit	(13.4)%	(12.3)%
Attrition rate - RMR (c)	(13.2)%	(12.0)%

(a)	Includes canceled accounts that are contractually guaranteed to be refunded from holdback.

(b)
Includes a net reduction of 963 subscriber accounts related to the Security Networks Acquisition. These acquisition adjustments include 2,064 subscriber accounts that were proactively canceled following the acquisition of Security Networks in August 2013 because they were active with both Monitronics and Security Networks. The impact of these cancellations was partially offset by a favorable adjustment of 1,101 accounts associated with multi-site subscribers that were considered single accounts prior to the completion of the Security Networks integration in April 2014.

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

Accounts Acquired

During the three months ended June 30, 2015 and 2014, the Company acquired 40,742 and 42,851 subscriber accounts, respectively. During the six months ended June 30, 2015 and 2014, the Company acquired 106,816 and 74,625 subscriber accounts, respectively. Accounts acquired for the six months ended June 30, 2015 includes 31,919 accounts from the LiveWatch Acquisition in February 2015. Accounts acquired for the three and six months ended June 30, 2014 reflect a bulk buy of approximately 2,900 accounts.

RMR acquired during the three months ended June 30, 2015 and 2014 was $1,884,000 and $1,948,000, respectively. RMR acquired during the six months ended June 30, 2015 and 2014 was approximately $4,373,000 and $3,399,000, respectively. RMR acquired for the six months ended June 30, 2015 includes approximately $909,000 of RMR from the LiveWatch Acquisition in February 2015.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net revenue	$141,543	134,696	$279,959	267,560
Cost of services	28,053	22,982	53,743	45,072
Selling, general, and administrative	25,697	23,127	49,121	46,099
Amortization of subscriber accounts, dealer network and other intangible assets	63,526	63,261	126,667	125,041
Restructuring charges	—	371	—	918
Interest expense	31,291	29,638	61,531	58,982
Income tax expense	2,011	1,713	3,972	3,312
Net loss	(15,987)	(8,525)	(24,321)	(16,376)

Adjusted EBITDA (a)	$89,974	90,702	$181,641	179,977
Adjusted EBITDA as a percentage of Net revenue	63.6%	67.3%	64.9%	67.3%

(a)	See reconciliation of total Adjusted EBITDA to net loss below.

Net revenue.  Net revenue increased $6,847,000, or 5.1%, and $12,399,000, or 4.6%, for the three and six months ended June 30, 2015, respectively, as compared to the corresponding prior year periods.  The increase in net revenue is attributable to the growth in the number of subscriber accounts and the increase in average RMR per subscriber.  The growth in subscriber accounts reflects the acquisition of over 148,000 accounts through our authorized dealer program subsequent to June 30, 2014, as well as 31,919 accounts acquired in the LiveWatch Acquisition in February 2015.  Average monthly revenue per subscriber increased from $41.26 as of June 30, 2014 to $41.62 as of June 30, 2015. Excluding accounts acquired through the LiveWatch Acquisition, which had an average monthly revenue per subscriber of $28.46, average monthly revenue per subscriber was $42.02 as of June 30, 2015.

Cost of services.  Cost of services increased $5,071,000, or 22.1%, and $8,671,000, or 19.2%, for the three and six months ended June 30, 2015, respectively, as compared to the corresponding prior year periods. The increase is attributable to the inclusion of LiveWatch, which expenses equipment costs associated with new subscribers. The increase is also attributable to the growth in the number of accounts being monitored across the cellular network, including home automation accounts, and service costs to upgrade existing subscribers' equipment.  Service costs for the three and six months ended June 30, 2015 also include $450,000 and $973,000, respectively, incurred in relation to the Radio Conversion Program, which was implemented in 2014 to upgrade subscribers' alarm monitoring systems that communicate across certain 2G networks that are expected to be discontinued in the near future. Radio conversion costs of $441,000 were incurred for both the three and six months ended June 30, 2014. Cost of services as a percent of net revenue increased from 17.1% and 16.8% for the three and six months ended June 30, 2014 to 19.8% and 19.2% for the three and six months ended June 30, 2015, respectively.

Selling, general and administrative.  Selling, general and administrative costs (“SG&A”) increased $2,570,000, or 11.1%, and $3,022,000, or 6.6%, for the three and six months ended June 30, 2015, respectively as compared to the corresponding prior year periods.  The increase is attributable to SG&A incurred at LiveWatch, including marketing and sales costs related to the creation of new subscribers, and one-time costs incurred by the Company of $946,000 for the six months ended June 30, 2015, which were related to professional services rendered in connection with the LiveWatch Acquisition. For the three and six months ended June 30, 2015, LiveWatch SG&A also includes $1,276,000 and $1,795,000, respectively, in LiveWatch Acquisition Contingent Bonuses payable to LiveWatch's key members of management in accordance with the employment agreements entered into in connection with the LiveWatch Acquisition. These increases were partially offset by decreases in Monitronics' staffing and operating costs incurred at its Dallas, Texas headquarters as a result of the Security Networks' integration being completed in April 2014. SG&A for the three and six months ended June 30, 2014 includes approximately $1,123,000 and $2,182,000, respectively, of costs incurred in connection to the Security Networks' integration. SG&A as a percent of net revenue increased from 17.2% for both the three and six months ended June 30, 2014 to 18.2% and 17.5% for the three and six months ended June 30, 2015, respectively.

Amortization of subscriber accounts, dealer network and other intangible assets.  Amortization of subscriber accounts, dealer network and other intangible assets increased $265,000 and $1,626,000 for the three and six months ended June 30, 2015, respectively, as compared to the corresponding prior year periods.  The increase is attributable to amortization of subscriber accounts acquired subsequent to June 30, 2014.

Restructuring charges.  In connection with the Security Networks Acquisition, management approved a restructuring plan to transition Security Networks’ operations in West Palm Beach and Kissimmee, Florida to Dallas, Texas (the “2013 Restructuring Plan”).  The 2013 Restructuring Plan provided certain Security Networks' employees with a severance package that entitled them to receive benefits upon completion of the transition in 2014.  Severance costs related to the 2013 Restructuring Plan were recognized ratably over the future service period.  No restructuring charges were recognized during the three and six months ended June 30, 2015. During the three and six months ended June 30, 2014, the Company recognized $371,000 and $918,000, respectively, of restructuring charges related to employee termination benefits under the 2013 Restructuring Plan. The transition of Security Networks' operations to Dallas was completed in the second quarter of 2014.

The following tables provide the activity and balances of the 2013 Restructuring Plan (amounts in thousands):

	December 31, 2014	Additions	Payments	June 30, 2015
2013 Restructuring Plan
Severance and retention	$134	—	(134)	$—

	December 31, 2013	Additions	Payments	June 30, 2014
2013 Restructuring Plan
Severance and retention	$1,570	918	(2,042)	$446

Interest expense.  Interest expense increased $1,653,000 and $2,549,000 for the three and six months ended June 30, 2015, respectively, as compared to the corresponding prior year periods. The increase in interest expense is primarily attributable to increases in the Company’s consolidated debt balance related to the revolver borrowings incurred to fund the LiveWatch Acquisition and subsequent amendment to the Credit Facility term loans in April 2015.

Income tax expense.  The Company had pre-tax loss of $13,976,000 and $20,349,000 for the three and six months ended June 30, 2015, respectively, and income tax expense of $2,011,000 and $3,972,000 for the three and six months ended June 30, 2015, respectively.  The Company had pre-tax loss of $6,812,000 and $13,064,000 for the three and six months ended June 30, 2014, respectively, and income tax expense of $1,713,000 and $3,312,000 for the three and six months ended June 30, 2014, respectively.  Income tax expense for the three and six months ended June 30, 2015 and 2014 is attributable to Texas state margin tax incurred on the Company's operations and the deferred tax impact from amortization of deductible goodwill related to the Company's recent acquisitions.

Adjusted EBITDA. The following table provides a reconciliation of total Adjusted EBITDA to net loss for the periods indicated (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Total Adjusted EBITDA	$89,974	90,702	$181,641	179,977
Amortization of subscriber accounts, dealer network and other intangible assets	(63,526)	(63,261)	(126,667)	(125,041)
Depreciation	(2,484)	(2,198)	(4,781)	(4,581)
Stock-based compensation	(455)	(482)	(829)	(896)
Restructuring charges	—	(371)	—	(918)
Radio conversion costs	(450)	(441)	(973)	(441)
LiveWatch acquisition related costs	—	—	(946)	—
LiveWatch acquisition contingent bonus charges	(1,276)	—	(1,795)	—
Security Networks integration related costs	—	(1,123)	—	(2,182)
Interest expense	(31,291)	(29,638)	(61,531)	(58,982)
Refinancing expense	(4,468)	—	(4,468)	—
Income tax expense	(2,011)	(1,713)	(3,972)	(3,312)
Net loss	$(15,987)	(8,525)	$(24,321)	(16,376)

Adjusted EBITDA decreased $728,000, or 0.8%, and increased $1,664,000, or 0.9%, for the three and six months ended June 30, 2015, respectively, as compared to the respective prior year periods.  Adjusted EBITDA is negatively impacted for the three and six months ended June 30, 2015 due to LiveWatch's direct-to-consumer business, which requires it to recognize certain revenue and expenses associated with the acquisition of subscriber accounts. This is in contrast to Monitronics' dealer business, which capitalizes payments to dealers to acquire accounts and amortizes those payments to amortization expense over the life of the accounts.

Liquidity and Capital Resources

At June 30, 2015, we had $3,688,000 of cash and cash equivalents and $53,000 of current restricted cash.  Our primary sources of funds are our cash flows from operating activities which are generated from alarm monitoring and related service revenues.  During the six months ended June 30, 2015 and 2014, our cash flow from operating activities was $111,301,000 and $114,357,000, respectively.  The primary driver of our cash flow from operating activities is Adjusted EBITDA.  Fluctuations in our Adjusted EBITDA and the components of that measure are discussed in “Results of Operations” above.  In addition, our cash flow from operating activities may be significantly impacted by changes in working capital.

During the six months ended June 30, 2015 and 2014, the Company used cash of $129,544,000 and $126,640,000, respectively, to fund subscriber account acquisitions, net of holdback and guarantee obligations.  In addition, during the six months ended June 30, 2015 and 2014, the Company used cash of $8,165,000 and $3,212,000, respectively, to fund its capital expenditures.

In February 2015, the Company paid cash of $56,343,000 for the acquisition of LiveWatch, net of the transfer of $3,988,000 to LiveWatch upon the Closing Date to fund LiveWatch employees' transaction bonuses and LiveWatch cash on hand of $784,000. The LiveWatch Acquisition was funded by borrowings from the Company's expanded Credit Facility revolver as well as cash contributions from Ascent Capital. An additional $435,000 in cash was paid in the third quarter of 2015 for post-closing purchase price adjustments for the LiveWatch Acquisition.

On April 9, 2015, the Company entered into Amendment No. 5 (“Amendment No. 5”) to its existing senior secured credit agreement dated March 23, 2012, and as amended and restated on February 17, 2015, August 16, 2013, March 25, 2013 and November 7, 2012 (the “Existing Credit Agreement”). Pursuant to Amendment No. 5, the Company completed the issuance of an incremental $550,000,000 senior secured Term Loan B offering at a 0.5% discount with a maturity date of April 9, 2022. The Company used the net proceeds to retire approximately $492,000,000 of its existing term loans due March 2018 and repaid $49,900,000 of its revolving credit facility. Amendment No. 5 (the Existing Credit Agreement together with Amendment No. 5, the "Credit Facility") also incorporates certain covenant changes, including the removal of the third quarter 2015 step downs of the senior secured and total leverage ratios, both as defined in the Credit Facility.

The existing long-term debt at June 30, 2015 includes the principal balance of $1,724,609,000 under our Senior Notes, the Ascent Intercompany Loan, our Credit Facility, and our Credit Facility revolver.  The Senior Notes have an outstanding principal balance of $585,000,000 as of June 30, 2015 and mature on April 1, 2020.  The Ascent Intercompany Loan has an outstanding principal balance of $100,000,000 and matures on October 1, 2020.  The Credit Facility term loans have an outstanding principal balance of $952,409,000 as of June 30, 2015 and require principal payments of approximately $1,375,000 per quarter with $403,784,000 becoming due on March 23, 2018 and the remaining outstanding balance becoming due on April 9, 2022.  The Credit Facility revolver has an outstanding balance of $87,200,000 as of June 30, 2015 and becomes due on December 22, 2017.

In considering our liquidity requirements for 2015 and 2016, we evaluated our known future commitments and obligations.  We will require the availability of funds to finance our strategy to grow through the acquisition of subscriber accounts. In 2014, the Company implemented a Radio Conversion Program in response to one of the nation's largest carriers announcing that it does not intend to support its 2G cellular network services beyond 2016. In connection with the Radio Conversion Program, the Company could incur incremental costs of $10,000,000 to $12,000,000 for the remainder of 2015 and $20,000,000 to $24,000,000 in 2016. In addition, we considered the borrowing capacity of our Credit Facility revolver, under which we could borrow an additional $227,800,000 as of June 30, 2015.  Based on this analysis, we expect that cash on hand, cash flow generated from operations and borrowings under our Credit Facility will provide sufficient liquidity, given our anticipated current and future requirements.

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

Tabular Presentation of Interest Rate Risk

The table below provides information about our outstanding debt obligations and derivative financial instruments that are sensitive to changes in interest rates.  Interest rate swaps are presented at their fair value liability (asset) and by maturity date as of June 30, 2015.  Debt amounts represent principal payments by maturity date as of June 30, 2015.

Year of Maturity	Fixed Rate Derivative Instruments, net (a)	Variable Rate Debt	Fixed Rate Debt	Total
	(Amounts in thousands)
Remainder of 2015	$—	$2,750	$—	$2,750
2016	—	5,500	—	5,500
2017	—	92,700	—	92,700
2018	8,188	409,284	—	417,472
2019	—	5,500	—	5,500
2020	—	5,500	685,000	690,500
Thereafter	(98)	518,375	—	518,277
Total	$8,090	$1,039,609	$685,000	$1,732,699

(a)
The derivative financial instruments reflected in this column include four interest rate swaps with a maturity date of March 23, 2018 and one interest rate swap with a maturity date of April 9, 2022.  As a result of these interest rate swaps, the Company's current effective weighted average interest rate on the borrowings under the Credit Facility term loans is 5.15%.  See notes 5, 6 and 7 to our condensed consolidated financial statements included in this quarterly report for further information.

Item 4.  Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and chief financial officer (the “Executives”), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Executives concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2015 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There has been no change in the Company’s internal controls over financial reporting that occurred during the three months ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, its internal controls over financial reporting.

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 6.  Exhibits

Listed below are the exhibits which are included as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

4.1
Form of Amendment No. 5 to the Credit Agreement, dated April 9, 2015, by and among Monitronics International, Inc., Bank of America, N.A., individually and as administrative agent, and the certain lenders party thereto (incorporated by reference to Exhibit 4.1 to Ascent Capital Group, Inc.'s Current Report on Form 8-K (File No. 001-34176) filed with the Commission on April 15, 2015).

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

MONITRONICS INTERNATIONAL, INC.

Date: August 12, 2015	By:	/s/ Michael R. Haislip
Michael R. Haislip
President and Chief Executive Officer

Date: August 12, 2015	By:	/s/ Michael R. Meyers
Michael R. Meyers
Chief Financial Officer, Vice President and Assistant Secretary
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Listed below are the exhibits which are included as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

4.2
Form of Amendment No. 5 to the Credit Agreement, dated April 9, 2015, by and among Monitronics International, Inc., Bank of America, N.A., individually and as administrative agent, and the certain lenders party thereto (incorporated by reference to Exhibit 4.1 to the Ascent Capital Group, Inc.'s Current Report on Form 8-K (File No. 001-34176) filed with the Commission on April 15, 2015).

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