Form 10-Q
period 2015-09-30
MONITRONICS INTERNATIONAL INC
filed 2015-11-12
CIK 1265107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

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

As of November 12, 2015 Monitronics International, Inc. is a wholly owned subsidiary of Ascent Capital Group, Inc.

Item 1.  Financial Statements.
MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
Amounts in thousands, except share amounts
(unaudited)

	September 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$28,588	$1,953
Restricted cash	60	18
Trade receivables, net of allowance for doubtful accounts of $2,440 in 2015 and $2,120 in 2014	14,236	13,796
Deferred income tax assets, net	6,567	6,567
Prepaid and other current assets	10,671	7,559
Total current assets	60,122	29,893
Property and equipment, net of accumulated depreciation of $31,752 in 2015 and $24,254 in 2014	26,834	23,280
Subscriber accounts, net of accumulated amortization of $915,396 in 2015 and $736,824 in 2014	1,423,573	1,373,630
Dealer network and other intangible assets, net of accumulated amortization of $69,044 in 2015 and $54,077 in 2014	31,189	44,855
Goodwill	563,549	527,502
Other assets, net	22,838	25,487
Total assets	$2,128,105	$2,024,647
Liabilities and Stockholder's Equity
Current liabilities:
Accounts payable	$9,156	$6,710
Accrued payroll and related liabilities	4,131	3,604
Other accrued liabilities	41,824	31,094
Deferred revenue	15,497	14,945
Holdback liability	18,569	19,046
Current portion of long-term debt	5,500	9,166
Total current liabilities	94,677	84,565
Non-current liabilities:
Long-term debt	1,754,310	1,640,542
Long-term holdback liability	3,003	5,156
Derivative financial instruments	17,166	5,780
Deferred income tax liability, net	18,870	15,771
Other liabilities	16,659	15,267
Total liabilities	1,904,685	1,767,081
Commitments and contingencies
Stockholder's equity:
Common stock, $.01 par value. 1,000 shares authorized, issued and outstanding both at September 30, 2015 and December 31, 2014	—	—
Additional paid-in capital	360,536	336,540
Accumulated deficit	(119,904)	(74,169)
Accumulated other comprehensive loss	(17,212)	(4,805)
Total stockholder's equity	223,420	257,566
Total liabilities and stockholder's equity	$2,128,105	$2,024,647

See accompanying notes to condensed consolidated financial statements.

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
Amounts in thousands
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net revenue	$141,846	136,027	$421,805	403,587
Operating expenses:
Cost of services	28,245	24,475	81,015	69,106
Selling, general, and administrative, including stock-based compensation	27,937	20,565	77,058	66,664
Radio conversion costs	3,570	360	4,543	801
Amortization of subscriber accounts, dealer network and other intangible assets	66,958	64,341	193,625	189,382
Depreciation	2,717	2,246	7,498	6,827
Restructuring charges	—	51	—	969
Gain on disposal of operating assets	(1)	—	(4)	(69)
	129,426	112,038	363,735	333,680
Operating income	12,420	23,989	58,070	69,907
Other expense:
Interest expense	31,853	30,422	93,384	89,404
Refinancing expense	—	—	4,468	—
	31,853	30,422	97,852	89,404
Loss before income taxes	(19,433)	(6,433)	(39,782)	(19,497)
Income tax expense	1,981	1,899	5,953	5,211
Net loss	(21,414)	(8,332)	(45,735)	(24,708)
Other comprehensive income (loss):
Unrealized gain (loss) on derivative contracts, net	(8,946)	4,355	(12,407)	(1,784)
Total other comprehensive income (loss), net of tax	(8,946)	4,355	(12,407)	(1,784)
Comprehensive loss	$(30,360)	(3,977)	$(58,142)	(26,492)

See accompanying notes to condensed consolidated financial statements.

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Amounts in thousands
(unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(45,735)	(24,708)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of subscriber accounts, dealer network and other intangible assets	193,625	189,382
Depreciation	7,498	6,827
Stock-based compensation	1,430	1,407
Deferred income tax expense	3,076	2,652
Long-term debt amortization	1,017	803
Gain on disposal of operating assets	(4)	(69)
Refinancing expense	4,468	—
Other non-cash activity, net	14,435	8,726
Changes in assets and liabilities:
Trade receivables	(7,203)	(6,657)
Prepaid expenses and other assets	(4,735)	(317)
Subscriber accounts - deferred contract costs	(1,181)	—
Payables and other liabilities	6,546	7,672
Net cash provided by operating activities	173,237	185,718
Cash flows from investing activities:
Capital expenditures	(10,034)	(5,035)
Cost of subscriber accounts acquired	(205,050)	(202,429)
Cash paid for acquisition, net of cash acquired	(56,778)	—
Increase in restricted cash	(42)	(51)
Proceeds from the disposal of operating assets	4	241
Other investing activities	—	(436)
Net cash used in investing activities	(271,900)	(207,710)
Cash flows from financing activities:
Proceeds from long-term debt	749,550	139,500
Payments on long-term debt	(640,465)	(88,774)
Payments of financing costs	(6,477)	—
Contribution from Ascent Capital	22,690	—
Dividend to Ascent Capital	—	(1,000)
Net cash provided by financing activities	125,298	49,726
Net increase in cash and cash equivalents	26,635	27,734
Cash and cash equivalents at beginning of period	1,953	4,355
Cash and cash equivalents at end of period	$28,588	32,089

Supplemental cash flow information:
State taxes paid	$3,491	2,660
Interest paid	76,848	72,188

See accompanying notes to condensed consolidated financial statements.

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholder’s Equity
Amounts in thousands, except share amounts
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholder’s Equity
	Shares	Amount
Balance at December 31, 2014	1,000	$—	336,540	(4,805)	(74,169)	$257,566
Net loss	—	—	—	—	(45,735)	(45,735)
Other comprehensive loss	—	—	—	(12,407)	—	(12,407)
Stock-based compensation	—	—	1,575	—	—	1,575
Value of shares withheld for minimum tax liability	—	—	(269)	—	—	(269)
Contribution from Ascent Capital	—	—	22,690	—	—	22,690
Balance at September 30, 2015	1,000	$—	360,536	(17,212)	(119,904)	$223,420

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

The unaudited interim financial information of the Company has been prepared in accordance with Article 10 of the Securities and Exchange Commission’s (the “SEC”) Regulation S-X. Accordingly, it does not include all of the information required by generally accepted accounting principles in the United States (“U.S. GAAP”) for complete financial statements.  The Company’s unaudited condensed consolidated financial statements as of September 30, 2015, and for the three and nine months ended September 30, 2015 and 2014, include Monitronics and all of its direct and indirect subsidiaries.  The accompanying interim condensed consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year.  These condensed consolidated financial statements should be read in conjunction with the Monitronics Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 6, 2015 (the “2014 Form 10-K”).

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

The Company has reclassified certain prior period amounts related to Radio conversion costs to conform to the current period's presentation. These costs were previously reported in Cost of services on the Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss). Radio conversion costs represent the costs incurred to upgrade subscribers' alarm monitoring systems in relation to the Company's Radio Conversion Program, which was implemented in 2014 in response to one of the nation's largest carriers announcing that it does not intend to support its 2G cellular network services beyond 2016.

(2)    Recent Accounting Pronouncements

In September 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-16, Business Combinations (Topic 805). Under the update, an acquirer in a business combination is no longer required to account for measurement-period adjustments retrospectively, and, instead, will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment. The effective date of the standard is for fiscal years beginning after December 15, 2015, and interim periods within those years. The Company does not expect the impact of adopting this ASU to be material to the Company's financial statements and related disclosures.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Under the update, revenue will be recognized based on a five-step model. The core principle of the model is that revenue will be recognized when the transfer of promised goods or services to customers is made in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In the third quarter of 2015, the FASB deferred the effective date of the standard to annual and interim periods beginning after December 15, 2017. Early adoption will be permitted for annual and interim periods beginning after December 15, 2016. The Company is currently evaluating the impact that adopting this ASU will have on its financial position, results of operations and cash flows.

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

In connection with the LiveWatch Acquisition, the Company entered into employment agreements with certain key members of the LiveWatch management team which provide for retention bonuses of $6,000,000 (the "LiveWatch Retention Bonuses") to be paid on the second anniversary of the Closing Date, and performance based bonus arrangements payable on the fourth anniversary of the Closing Date, assuming certain performance metrics are met by LiveWatch during the first four years following the Closing Date (the "LiveWatch Performance Bonuses"). The LiveWatch Performance Bonuses are estimated to yield an aggregate payout of approximately $8,500,000. The LiveWatch Retention Bonuses and LiveWatch Performance Bonuses (together, the "LiveWatch Acquisition Contingent Bonuses") are contingent upon the continued employment of the key members of the LiveWatch management team. As such, the LiveWatch Acquisition Contingent Bonuses are expensed ratably over the service period based on the estimated value of the payouts. For the three and nine months ended September 30, 2015, the Company recognized $1,291,000 and $3,086,000, respectively, related to the LiveWatch Acquisition Contingent Bonuses, which are included in Selling, general and administrative expense in the condensed consolidated statements of operations and comprehensive income (loss).

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

Cash	$784
Trade receivables	273
Other current assets	706
Property and equipment	362
Subscriber accounts	24,900
Other intangible asset	1,300
Goodwill	36,047
Current liabilities	(6,810)
Fair value of consideration transferred	$57,562

The Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015 (File No. 333-110025), filed with the SEC on August 12, 2015 (the "June 2015 10-Q"), included a preliminary allocation of the purchase price. Subsequent to filing the Company's June 2015 10-Q, an adjustment was made to increase goodwill by $81,000. The increase to goodwill is primarily related to adjustments related to the current liabilities acquired and other working capital adjustments.

The preliminary estimates of the fair value of assets acquired and liabilities assumed are based on available information as of the date of this report and may be revised as additional information becomes available, which primarily includes the finalization of the valuation of assets and liabilities acquired.

Goodwill in the amount of $36,047,000 was recognized in connection with the LiveWatch Acquisition and was calculated as the excess of the consideration transferred over the net assets recognized and represents the value to the Company for LiveWatch's recurring revenue and cash flow streams and its diversified business model and marketing channel. All of the goodwill acquired in the LiveWatch Acquisition is estimated to be deductible for tax purposes.

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

The Company's results of operations for the three and nine months ended September 30, 2015 include the operations of LiveWatch from the Closing Date. The effect of the LiveWatch Acquisition was not material to the Company's consolidated results for the periods presented and, accordingly, proforma financial disclosures have not been presented.

(4)    Goodwill

The following table provides the activity and balances of goodwill (amounts in thousands):

Balance at December 31, 2014	$527,502
LiveWatch Acquisition	36,047
Balance at September 30, 2015	$563,549

The Company accounts for its goodwill pursuant to the provisions of FASB ASC Topic 350, Intangibles - Goodwill and Other (“FASB ASC Topic 350”). In accordance with FASB ASC Topic 350, goodwill is not amortized, but rather tested for impairment annually or if an event occurs, or circumstances change, that indicate the fair value of the entity may be below its carrying amount (a "triggering event"). Our annual impairment testing of goodwill is performed in the fourth quarter of each fiscal year.

As of September 30, 2015, the Company determined that a triggering event had occurred due to a sustained decrease in Ascent Capital's market capitalization. In response to the triggering event, the Company performed Step 1 of the goodwill impairment test in accordance with FASB ASC Topic 350 and determined that there was no impairment.

(5)    Other Accrued Liabilities

Other accrued liabilities consisted of the following (amounts in thousands):

	September 30, 2015	December 31, 2014
Interest payable	$29,100	$18,251
Income taxes payable	2,910	3,494
Legal accrual	166	222
Other	9,648	9,127
Total Other accrued liabilities	$41,824	$31,094

(6)    Long-Term Debt

Long-term debt consisted of the following (amounts in thousands):

	September 30, 2015	December 31, 2014
9.125% Senior Notes due April 1, 2020	$585,000	$585,000
9.868% Promissory Note to Ascent Capital due October 1, 2020	100,000	100,000
Term loans, mature April 9, 2022, LIBOR plus 3.5%, subject to a LIBOR floor of 1.00% (4.50%)	544,650	—
Term loans, mature March 23, 2018, LIBOR plus 3.25%, subject to a LIBOR floor of 1.00% (4.25%)	400,560	894,208
$315 million revolving credit facility, matures December 22, 2017, LIBOR plus 3.75%, subject to a LIBOR floor of 1.00% (4.75%)	129,600	70,500
	1,759,810	1,649,708
Less current portion of long-term debt	(5,500)	(9,166)
Long-term debt	$1,754,310	$1,640,542

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

The 2018 Term Loans bear interest at LIBOR plus 3.25%, subject to a LIBOR floor of 1.00%, and mature on March 23, 2018. Interest payments on the 2018 Term Loans are due quarterly with the principal due at maturity. The 2022 Term Loans bear interest at LIBOR plus 3.50%, subject to a LIBOR floor of 1.00%. Principal payments of approximately $1,375,000 and interest on the term loans are due quarterly on the 2022 Term Loans.  The Credit Facility revolver bears interest at LIBOR plus 3.75%, subject to a LIBOR floor of 1.00%, and matures on December 22, 2017.  There is an annual commitment fee of 0.50% on unused portions of the Credit Facility revolver.  As of September 30, 2015, $185,400,000 is available for borrowing under the revolving credit facility.

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

On September 30, 2015, the Company borrowed $27,000,000 on the Credit Facility revolver to fund its October 1, 2015 interest payment due under the Senior Notes of $26,691,000.

The Credit Facility is secured by a pledge of all of the outstanding stock of the Company and all of its existing subsidiaries and is guaranteed by all of the Company’s existing domestic subsidiaries.  Ascent Capital has not guaranteed any of the Company’s obligations under the Credit Facility.

As of September 30, 2015, the Company has deferred financing costs, net of accumulated amortization, of $19,151,000 related to the Senior Notes and the Credit Facility. These costs are included in Other assets, net on the accompanying consolidated balance sheet and will be amortized over the remaining term of the respective debt instruments using the effective-interest method.

As a result of Amendment No. 5 to the Credit Facility, the Company incurred Refinancing expense of $4,468,000 for the nine months ended September 30, 2015, which were primarily related to bank arrangement fees and other professional fees incurred to complete the amendment.

In order to reduce the financial risk related to changes in interest rates associated with the floating rate term loans under the Credit Facility term loans, the Company has entered into interest rate swap agreements with terms similar to the Credit Facility term loans (all outstanding interest rate swap agreements are collectively referred to as the “Swaps”). The Swaps have been designated as effective hedges of the Company’s variable rate debt and qualify for hedge accounting.  As a result of these interest rate swaps, the Company's current effective weighted average interest rate on the borrowings under the Credit Facility term loans is 5.15%. See note 7, Derivatives, for further disclosures related to these derivative instruments.

The terms of the Senior Notes and Credit Facility provide for certain financial and nonfinancial covenants.  As of September 30, 2015, the Company was in compliance with all required covenants.

As of September 30, 2015, principal payments scheduled to be made on the Company’s debt obligations are as follows (amounts in thousands):

Remainder of 2015	$1,375
2016	5,500
2017	135,100
2018	409,284
2019	5,500
2020	690,500
Thereafter	518,375
Total principal payments	1,765,634
Less:
Unamortized discount on the Credit Facility term loans	5,824
Total debt on condensed consolidated balance sheet	$1,759,810

(7)    Derivatives

The Company utilizes interest rate swap agreements to reduce the interest rate risk inherent in the Company’s variable rate Credit Facility term loans.  The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatility. The Company incorporates credit valuation adjustments to appropriately reflect the respective counterparty’s nonperformance risk in the fair value measurements.  See note 8, Fair Value Measurements, for additional information about the credit valuation adjustments.

As of September 30, 2015 the Swaps’ outstanding notional balances, effective dates, maturity dates and interest rates paid and received are noted below:

Notional	Effective Date	Maturity Date	Fixed Rate Paid	Variable Rate Received
$530,750,000	March 28, 2013	March 23, 2018	1.884%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor (a)
140,650,000	March 28, 2013	March 23, 2018	1.384%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor (a)
109,956,030	September 30, 2013	March 23, 2018	1.959%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor
109,956,030	September 30, 2013	March 23, 2018	1.850%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor
191,475,002	March 23, 2018	April 9, 2022	2.924%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor
250,000,000	March 23, 2018	April 9, 2022	2.810%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor

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

All of the Swaps are designated and qualify as cash flow hedging instruments, with the effective portion of the Swaps' change in fair value recorded in Accumulated other comprehensive loss.  Any ineffective portions of the Swaps' change in fair value are recognized in current earnings in Interest expense.  Changes in the fair value of the Swaps recognized in Accumulated other comprehensive loss are reclassified to Interest expense when the hedged interest payments on the underlying debt are recognized.  Amounts in Accumulated other comprehensive loss expected to be recognized in Interest expense in the coming 12 months total approximately $7,282,000.

The impact of the derivatives designated as cash flow hedges on the condensed consolidated financial statements is depicted below (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Effective portion of gain (loss) recognized in Accumulated other comprehensive loss	$(10,784)	1,988	$(17,872)	(7,617)
Effective portion of loss reclassified from Accumulated other comprehensive loss into Net loss (a)	$(1,838)	(2,367)	$(5,465)	(5,833)
Ineffective portion of amount of gain (loss) recognized into Net loss on interest rate swaps (a)	$(142)	59	$(143)	56

(a)	Amounts are included in Interest expense in the unaudited condensed consolidated statements of operations and comprehensive income (loss).

(8)    Fair Value Measurements

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

The following summarizes the fair value level of assets and liabilities that are measured on a recurring basis at September 30, 2015 and December 31, 2014 (amounts in thousands):

	Level 1	Level 2	Level 3	Total
September 30, 2015
Derivative financial instruments — assets (a)	$—	—	—	$—
Derivative financial instruments - liabilities	—	(17,166)	—	(17,166)
Total	$—	(17,166)	—	$(17,166)
December 31, 2014
Derivative financial instruments - assets (a)	$—	1,123	—	$1,123
Derivative financial instruments - liabilities	—	(5,780)	—	(5,780)
Total	$—	(4,657)	—	$(4,657)

(a)	Included in Other assets, net on the condensed consolidated balance sheets.

The Company has determined that the significant inputs used to value the Swaps fall within Level 2 of the fair value hierarchy.  As a result, the Company has determined that its derivative valuations are classified in Level 2 of the fair value hierarchy.

Carrying values and fair values of financial instruments that are not carried at fair value are as follows (amounts in thousands):

	September 30, 2015	December 31, 2014
Long term debt, including current portion:
Carrying value	$1,759,810	$1,649,708
Fair value (a)	1,701,190	1,605,255

(a)	T he fair value is based on market quotations from third party financial institutions and is classified as Level 2 in the hierarchy.

The Company’s other financial instruments, including cash and cash equivalents, accounts receivable and accounts payable are carried at cost, which approximates their fair value because of their short-term maturity.

(9)    Restructuring Charges

In connection with the Security Networks Acquisition, management approved a restructuring plan to transition Security Networks’ operations in West Palm Beach and Kissimmee, Florida to Dallas, Texas (the “2013 Restructuring Plan”).  The 2013 Restructuring Plan provided certain Security Networks' employees with a severance package that entitled them to receive benefits upon completion of the transition in 2014.  Severance costs related to the 2013 Restructuring Plan were recognized ratably over the future service period.  No restructuring charges were recognized during the three and nine months ended September 30, 2015. During the three and nine months ended September 30, 2014, the Company recognized $51,000 and $969,000, respectively, of restructuring charges related to employee termination benefits under the 2013 Restructuring Plan. The transition of Security Networks' operations to Dallas was completed in the second quarter of 2014.

The following tables provide the activity and balances of the 2013 Restructuring Plan (amounts in thousands):

	December 31, 2014	Additions	Payments	September 30, 2015
2013 Restructuring Plan
Severance and retention	$134	—	(134)	$—

	December 31, 2013	Additions	Payments	September 30, 2014
2013 Restructuring Plan
Severance and retention	$1,570	969	(2,271)	$268

(10)    Accumulated Other Comprehensive Loss

The following table provides a summary of the changes in Accumulated other comprehensive loss for the period presented (amounts in thousands):

Accumulated other comprehensive loss
As of December 31, 2014	$(4,805)
Unrealized loss on derivatives recognized through Accumulated other comprehensive loss	(17,872)
Reclassifications of unrealized loss on derivatives into net income (a)	5,465
As of September 30, 2015	$(17,212)

(a)	Amounts reclassified into net income are included in Interest expense on the condensed consolidated statement of operations. See note 7, Derivatives, for further information.

(11)    Commitments, Contingencies and Other Liabilities

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

(12)    Consolidating Guarantor Financial Information

The Senior Notes were issued by Monitronics (the “Parent Issuer”) and are fully and unconditionally guaranteed, on a joint and several basis, by all of the Company’s existing domestic subsidiaries (“Subsidiary Guarantors”).  Ascent Capital has not guaranteed any of the Company’s obligations under the Senior Notes. Consolidating guarantor financial information has not been presented for the condensed consolidated balance sheet as of December 31, 2014, for the condensed consolidated statement of operations and other comprehensive income (loss) for the three and nine months ended September 30, 2014 and for the condensed consolidated statement of cash flows for the nine months ended September 30, 2014, as substantially all of the Company’s operations were conducted by the Parent Issuer entity. The Company believes that disclosing such information would not provide investors with any additional information that would be material in evaluating the sufficiency of the guarantees. The unaudited condensed consolidating financial information for the Parent Issuer, the Subsidiary Guarantors and the non-guarantors are as follows:

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidating Balance Sheet
(unaudited)

	As of September 30, 2015
	Parent Issuer	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Assets
Current assets:
Cash and cash equivalents	$27,372	1,216	—	—	$28,588
Restricted cash	60	—	—	—	60
Trade receivables, net	13,865	371	—	—	14,236
Deferred income tax assets, net	6,567	—	—	—	6,567
Prepaid and other current assets	26,056	1,466	—	(16,851)	10,671
Total current assets	73,920	3,053	—	(16,851)	60,122

Investment in subsidiaries	50,270	—	—	(50,270)	—
Property and equipment, net	26,192	642	—	—	26,834
Subscriber accounts, net	1,390,954	32,619	—	—	1,423,573
Dealer network and other intangible assets, net	29,965	1,224	—	—	31,189
Goodwill	527,191	36,358	—	—	563,549
Other assets, net	22,832	6	—	—	22,838
Total assets	$2,121,324	73,902	—	(67,121)	$2,128,105

Liabilities and Stockholder's Equity
Current liabilities:
Accounts payable	$8,127	1,029	—	—	$9,156
Accrued payroll and related liabilities	3,666	465	—	—	4,131
Other accrued liabilities	41,541	17,134	—	(16,851)	41,824
Deferred revenue	14,524	973	—	—	15,497
Holdback liability	18,232	337	—	—	18,569
Current portion of long-term debt	5,500	—	—	—	5,500
Total current liabilities	91,590	19,938	—	(16,851)	94,677

Non-current liabilities:
Long-term debt	1,754,310	—	—	—	1,754,310
Long-term holdback liability	3,003	—	—	—	3,003
Derivative financial instruments	17,166	—	—	—	17,166
Deferred income tax liability, net	18,262	608	—	—	18,870
Other liabilities	13,573	3,086	—	—	16,659
Total liabilities	1,897,904	23,632	—	(16,851)	1,904,685

Total stockholder's equity	223,420	50,270	—	(50,270)	223,420
Total liabilities and stockholder's equity	$2,121,324	73,902	—	(67,121)	$2,128,105

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
(unaudited)

	Three Months Ended September 30, 2015
	Parent Issuer	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Net revenue	$136,872	4,974	—	—	$141,846
					0
Operating expenses:					0
Cost of services	25,144	3,101	—	—	28,245
Selling, general, and administrative, including stock-based compensation	22,079	5,858	—	—	27,937
Radio conversion costs	3,570	—	—	—	3,570
Amortization of subscriber accounts, dealer network and other intangible assets	65,548	1,410	—	—	66,958
Depreciation	2,684	33	—	—	2,717
Gain on disposal of operating assets	(1)	—	0	—	(1)
	119,024	10,402	—	—	129,426
Operating income (loss)	17,848	(5,428)	—	—	12,420
Other expense:
Equity in loss of subsidiaries	5,638	—	—	(5,638)	—
Interest expense	31,849	4	—	—	31,853
Refinancing expense	—	—	—	—	—
	37,487	4	—	(5,638)	31,853
Loss before income taxes	(19,639)	(5,432)	—	5,638	(19,433)
Income tax expense	1,775	206	—	—	1,981
Net loss	(21,414)	(5,638)	—	5,638	(21,414)
Other comprehensive income:
Unrealized gain on derivative contracts	(8,946)	—	—	—	(8,946)
Total other comprehensive income	(8,946)	—	—	—	(8,946)
Comprehensive loss	$(30,360)	(5,638)	—	5,638	$(30,360)

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
(unaudited)

	Nine Months Ended September 30, 2015
	Parent Issuer	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Net revenue	$410,523	11,282	—	—	$421,805
					0
Operating expenses:					0
Cost of services	74,268	6,747	—	—	81,015
Selling, general, and administrative, including stock-based compensation	64,209	12,849	—	—	77,058
Radio conversion costs	4,543	—	—	—	4,543
Amortization of subscriber accounts, dealer network and other intangible assets	190,289	3,336	—	—	193,625
Depreciation	7,438	60	—	—	7,498
Gain on disposal of operating assets	(4)	—	—	—	(4)
	340,743	22,992	—	—	363,735
Operating income (loss)	69,780	(11,710)	—	—	58,070
Other expense:
Equity in loss of subsidiaries	12,341	—	—	(12,341)	—
Interest expense	93,367	17	—	—	93,384
Refinancing expense	4,468	—	—	—	4,468
	110,176	17	—	(12,341)	97,852
Loss before income taxes	(40,396)	(11,727)	—	12,341	(39,782)
Income tax expense	5,339	614	—	—	5,953
Net loss	(45,735)	(12,341)	—	12,341	(45,735)
Other comprehensive loss:
Unrealized loss on derivative contracts	(12,407)	—	—	—	(12,407)
Total other comprehensive loss	(12,407)	—	—	—	(12,407)
Comprehensive loss	$(58,142)	(12,341)	—	12,341	$(58,142)

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidating Statement of Cash Flows
(unaudited)

	Nine Months Ended September 30, 2015
	Parent Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Net cash provided by operating activities	$171,688	1,549	—	—	$173,237
Investing activities:
Capital expenditures	(9,695)	(339)	—	—	(10,034)
Cost of subscriber accounts acquired	(200,044)	(5,006)	—	—	(205,050)
Cash acquired (paid) on acquisition	(61,550)	4,772			(56,778)
Increase in restricted cash	(42)	—	—	—	(42)
Proceeds from disposal of operating assets	4	—	—	—	4
Net cash used in investing activities	(271,327)	(573)	—	—	(271,900)
Financing activities:
Proceeds from long-term debt	749,550	—	—	—	749,550
Payments on long-term debt	(640,465)	—	—	—	(640,465)
Payments of financing costs	(6,477)	—	—	—	(6,477)
Contribution from Ascent Capital	22,690	—	—	—	22,690
Net cash provided by financing activities	125,298	—	—	—	125,298
Net increase in cash and cash equivalents	25,659	976	—	—	26,635
Cash and cash equivalents at beginning of period	1,713	240	—	—	1,953
Cash and cash equivalents at end of period	$27,372	1,216	—	—	$28,588

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

The Company's attrition analysis and results of operations for the three and nine months ended September 30, 2015 include the operations of the LiveWatch business from the Closing Date.

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

The table below presents subscriber data for the twelve months ended September 30, 2015 and 2014:

	Twelve Months Ended September 30,
	2015	2014
Beginning balance of accounts	1,056,734	1,041,740
Accounts acquired	189,590	155,568
Accounts canceled	(145,181)	(132,158)
Canceled accounts guaranteed by dealer and acquisition adjustments (a)	(9,516)	(8,416)	(b)
Ending balance of accounts	1,091,627	1,056,734
Monthly weighted average accounts	1,078,367	1,049,267
Attrition rate - Unit	(13.5)%	(12.6)%
Attrition rate - RMR (c)	(13.6)%	(12.4)%

(a)	Includes canceled accounts that are contractually guaranteed to be refunded from holdback.

(b)
Includes a net increase of 983 subscriber accounts related to the Security Networks Acquisition. The increase was driven by a favorable adjustment of 1,101 accounts associated with multi-site subscribers that were considered single accounts prior to the completion of the Security Networks integration in April 2014. The impact of this adjustment was offset by 118 subscriber accounts that were proactively canceled following the acquisition of Security Networks in August 2013 because they were active with both Monitronics and Security Networks.

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

Accounts Acquired

During the three months ended September 30, 2015 and 2014, the Company acquired 44,776 and 43,602 subscriber accounts, respectively. During the nine months ended September 30, 2015 and 2014, the Company acquired 151,592 and 118,227 subscriber accounts, respectively. Accounts acquired for the three months ended September 30, 2015 reflect bulk buys of approximately 600 accounts. Accounts acquired for the nine months ended September 30, 2015 includes 31,919 accounts from the LiveWatch Acquisition in February 2015 and reflect bulk buys of approximately 1,800 accounts. Accounts acquired for the three and nine months ended September 30, 2014 reflect bulk buys of approximately 2,500 and 5,400 accounts, respectively.

RMR acquired during the three months ended September 30, 2015 and 2014 was $2,094,000 and $2,007,000, respectively. RMR acquired during the nine months ended September 30, 2015 and 2014 was approximately $6,468,000 and $5,406,000, respectively. RMR acquired for the nine months ended September 30, 2015 includes approximately $909,000 of RMR from the LiveWatch Acquisition in February 2015.

Adjusted EBITDA

We evaluate the performance of our operations based on financial measures such as revenue and “Adjusted EBITDA.”  Adjusted EBITDA is defined as net income (loss) before interest expense, interest income, income taxes, depreciation, amortization (including the amortization of subscriber accounts, dealer network and other intangible assets), restructuring charges, stock-based compensation, and other non-cash or nonrecurring charges.   The Company believes that Adjusted EBITDA is an important indicator of the operational strength and performance of its business, including the business’ ability to fund its ongoing acquisition of subscriber accounts, to fund its capital expenditures and to service its debt.  In addition, this measure is used by management to evaluate operating results and perform analytical comparisons and identify strategies to improve performance.   Adjusted EBITDA is also a measure that is customarily used by financial analysts to evaluate the financial performance of companies in the security alarm monitoring industry and is one of the financial measures, subject to certain adjustments, by which the Company's covenants are calculated under the agreements governing its debt obligations.  Adjusted EBITDA does not represent cash flow from operations as defined by generally accepted accounting principles (“GAAP”), should not be construed as an alternative to net income or loss and is indicative neither of our results of operations nor of cash flows available to fund all of our cash needs.  It is, however, a measurement that the Company believes is useful to investors in analyzing its operating performance.  Accordingly, Adjusted EBITDA should be considered in addition to, but not as a substitute for, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP.  Adjusted EBITDA is a non-GAAP financial measure.  As companies often define non-GAAP financial measures differently, Adjusted EBITDA as calculated by Monitronics should not be compared to any similarly titled measures reported by other companies.

Results of Operations

The following table sets forth selected data from the accompanying condensed consolidated statements of operations and comprehensive income (loss) for the periods indicated (dollar amounts in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net revenue	$141,846	136,027	$421,805	403,587
Cost of services	28,245	24,475	81,015	69,106
Selling, general, and administrative	27,937	20,565	77,058	66,664
Amortization of subscriber accounts, dealer network and other intangible assets	66,958	64,341	193,625	189,382
Interest expense	31,853	30,422	93,384	89,404
Income tax expense	1,981	1,899	5,953	5,211
Net loss	(21,414)	(8,332)	(45,735)	(24,708)

Adjusted EBITDA (a)	$88,277	91,498	$269,918	271,475
Adjusted EBITDA as a percentage of Net revenue	62.2%	67.3%	64.0%	67.3%

(a)	See reconciliation of Adjusted EBITDA to net loss below.

Net revenue.  Net revenue increased $5,819,000, or 4.3%, and $18,218,000, or 4.5%, for the three and nine months ended September 30, 2015, respectively, as compared to the corresponding prior year periods.  The increase in net revenue is attributable to the growth in the number of subscriber accounts and the increase in average RMR per subscriber.  The growth in subscriber accounts reflects the acquisition of over 157,000 accounts through the Monitronics and LiveWatch subscriber acquisition channels subsequent to September 30, 2014, as well as 31,919 accounts acquired in the LiveWatch Acquisition in February 2015.  Average monthly revenue per subscriber increased from $41.38 as of September 30, 2014 to $41.63 as of September 30, 2015. Excluding accounts acquired through the LiveWatch Acquisition, which had an average monthly revenue per subscriber of $28.46, average monthly revenue per subscriber was $42.03 as of September 30, 2015.

Cost of services.  Cost of services increased $3,770,000, or 15.4%, and $11,909,000, or 17.2%, for the three and nine months ended September 30, 2015, respectively, as compared to the corresponding prior year periods. The increase is attributable to the inclusion of LiveWatch, which expensed equipment costs associated with the creation of new subscribers of $2,210,000 and $4,666,000 for three and nine months ended September 30, 2015, respectively. The increase is also attributable to the growth in the number of accounts being monitored across the cellular network, including home automation accounts, and service costs to upgrade existing subscribers' equipment. Cost of services as a percent of net revenue increased from 18.0% and 17.1% for the three and nine months ended September 30, 2014 to 19.9% and 19.2% for the three and nine months ended September 30, 2015, respectively.

Selling, general and administrative.  Selling, general and administrative costs (“SG&A”) increased $7,372,000, or 35.8%, and $10,394,000, or 15.6%, for the three and nine months ended September 30, 2015, respectively as compared to the corresponding prior year periods.  The increase is attributable to SG&A incurred at LiveWatch, including marketing and sales costs of $3,269,000 and $7,089,000 for the three and nine months ended September 30, 2015, respectively, related to the creation of new subscribers. For the three and nine months ended September 30, 2015, LiveWatch SG&A also includes $1,291,000 and $3,086,000, respectively, in LiveWatch Acquisition Contingent Bonuses payable to LiveWatch's key members of management in accordance with the employment agreements entered into in connection with the LiveWatch Acquisition. Other increases in SG&A for the nine months ended September 30, 2015 are one-time costs incurred by Monitronics of $946,000 related to professional services rendered in connection with the LiveWatch Acquisition and $720,000 of costs incurred to relocate the Company's headquarters in July 2015. These increases were partially offset by decreases in Monitronics' staffing and operating costs incurred at its headquarters as a result of the Security Networks' integration being completed in April 2014. SG&A for the nine months ended September 30, 2014 also includes $2,182,000 of incremental costs incurred in connection to the Security Networks' integration. SG&A as a percent of net revenue increased from 15.1% and 16.5% for the three and nine months ended September 30, 2014 to 19.7% and 18.3% for the three and nine months ended September 30, 2015, respectively.

Amortization of subscriber accounts, dealer network and other intangible assets.  Amortization of subscriber accounts, dealer network and other intangible assets increased $2,617,000 and $4,243,000 for the three and nine months ended September 30, 2015, respectively, as compared to the corresponding prior year periods.  The increase is attributable to amortization of subscriber accounts acquired subsequent to September 30, 2014.

Interest expense.  Interest expense increased $1,431,000 and $3,980,000 for the three and nine months ended September 30, 2015, respectively, as compared to the corresponding prior year periods. The increase in interest expense is primarily attributable to increases in the Company’s consolidated debt balance related to the revolver borrowings incurred to fund the LiveWatch Acquisition and subsequent amendment to the Credit Facility term loans in April 2015.

Income tax expense.  The Company had pre-tax loss of $19,433,000 and $39,782,000 for the three and nine months ended September 30, 2015, respectively, and income tax expense of $1,981,000 and $5,953,000 for the three and nine months ended September 30, 2015, respectively.  The Company had pre-tax loss of $6,433,000 and $19,497,000 for the three and nine months ended September 30, 2014, respectively, and income tax expense of $1,899,000 and $5,211,000 for the three and nine months ended September 30, 2014, respectively.  Income tax expense for the three and nine months ended September 30, 2015 and 2014 is attributable to Texas state margin tax incurred on the Company's operations and the deferred tax impact from amortization of deductible goodwill related to the Company's recent acquisitions.

Adjusted EBITDA. The following table provides a reconciliation of total Adjusted EBITDA to net loss for the periods indicated (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Total Adjusted EBITDA	$88,277	91,498	$269,918	271,475
Amortization of subscriber accounts, dealer network and other intangible assets	(66,958)	(64,341)	(193,625)	(189,382)
Depreciation	(2,717)	(2,246)	(7,498)	(6,827)
Stock-based compensation	(601)	(511)	(1,430)	(1,407)
Restructuring charges	—	(51)	—	(969)
Radio conversion costs	(3,570)	(360)	(4,543)	(801)
LiveWatch acquisition related costs	—	—	(946)	—
LiveWatch acquisition contingent bonus charges	(1,291)	—	(3,086)	—
Headquarters relocation costs	(720)	—	(720)	—
Security Networks integration related costs	—	—	—	(2,182)
Interest expense	(31,853)	(30,422)	(93,384)	(89,404)
Refinancing expense	—	—	(4,468)	—
Income tax expense	(1,981)	(1,899)	(5,953)	(5,211)
Net loss	$(21,414)	(8,332)	$(45,735)	(24,708)

Adjusted EBITDA decreased $3,221,000, or 3.5%, and $1,557,000, or 0.6%, for the three and nine months ended September 30, 2015, respectively, as compared to the corresponding prior year periods.  Adjusted EBITDA is negatively impacted for the three and nine months ended September 30, 2015 due to LiveWatch's direct-to-consumer business, which requires it to recognize certain revenue and expenses associated with the creation of subscriber accounts. This is in contrast to Monitronics' dealer business, which capitalizes payments to dealers to acquire accounts and amortizes those payments to amortization expense over the life of the accounts.  LiveWatch's expensed creation costs, net of creation revenue, included in adjusted EBITDA for the three and nine months ended September 30, 2015, are $4,307,000 and $8,916,000, respectively.

Liquidity and Capital Resources

At September 30, 2015, we had $28,588,000 of cash and cash equivalents and $60,000 of current restricted cash.  Our primary sources of funds are our cash flows from operating activities which are generated from alarm monitoring and related service revenues.  During the nine months ended September 30, 2015 and 2014, our cash flow from operating activities was $173,237,000 and $185,718,000, respectively.  The primary driver of our cash flow from operating activities is Adjusted EBITDA.  Fluctuations in our Adjusted EBITDA and the components of that measure are discussed in “Results of Operations” above.  In addition, our cash flow from operating activities may be significantly impacted by changes in working capital.

During the nine months ended September 30, 2015 and 2014, the Company used cash of $205,050,000 and $202,429,000, respectively, to fund subscriber account acquisitions, net of holdback and guarantee obligations.  In addition, during the nine months ended September 30, 2015 and 2014, the Company used cash of $10,034,000 and $5,035,000, respectively, to fund its capital expenditures.

In 2015, the Company paid cash of $56,778,000 for the acquisition of LiveWatch, net of the transfer of $3,988,000 to LiveWatch upon the Closing Date to fund LiveWatch employees' transaction bonuses and LiveWatch cash on hand of $784,000. The LiveWatch Acquisition was funded by borrowings from the Company's expanded Credit Facility revolver as well as cash contributions from Ascent Capital.

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

On September 30, 2015, the Company borrowed $27,000,000 on the Credit Facility revolver to fund its October 1, 2015 interest payment due under the Senior Notes of $26,691,000.

The existing long-term debt at September 30, 2015 includes the principal balance of $1,765,634,000 under our Senior Notes, the Ascent Intercompany Loan, our Credit Facility, and our Credit Facility revolver.  The Senior Notes have an outstanding principal balance of $585,000,000 as of September 30, 2015 and mature on April 1, 2020.  The Ascent Intercompany Loan has an outstanding principal balance of $100,000,000 and matures on October 1, 2020.  The Credit Facility term loans have an outstanding principal balance of $951,034,000 as of September 30, 2015 and require principal payments of approximately $1,375,000 per quarter with $403,784,000 becoming due on March 23, 2018 and the remaining amount becoming due on April 9, 2022.  The Credit Facility revolver has an outstanding balance of $129,600,000 as of September 30, 2015 and becomes due on December 22, 2017.

In considering our liquidity requirements for 2015 and 2016, we evaluated our known future commitments and obligations.  We will require the availability of funds to finance our strategy to grow through the acquisition of subscriber accounts. In 2014, the Company implemented a Radio Conversion Program in response to one of the nation's largest carriers announcing that it does not intend to support its 2G cellular network services beyond 2016. In connection with the Radio Conversion Program, the Company could incur incremental costs of $5,000,000 to $6,000,000 for the remainder of 2015 and $20,000,000 to $24,000,000 in 2016. In addition, we considered the borrowing capacity of our Credit Facility revolver, under which we could borrow an additional $185,400,000 as of September 30, 2015.  Based on this analysis, we expect that cash on hand, cash flow generated from operations and available borrowings under our Credit Facility will provide sufficient liquidity, given our anticipated current and future requirements.

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

Goodwill

The Company accounts for its goodwill pursuant to the provisions of FASB ASC Topic 350, Intangibles - Goodwill and Other (“FASB ASC Topic 350”). In accordance with FASB ASC Topic 350, goodwill is not amortized, but rather tested for impairment annually or if an event occurs, or circumstances change, that indicate the fair value of the entity may be below its carrying amount (a "triggering event"). Our annual impairment testing of goodwill is performed in the fourth quarter of each fiscal year.

As of September 30, 2015, the Company determined that a triggering event had occurred due to a sustained decrease in Ascent Capital's market capitalization. In response to the triggering event, the Company performed Step 1 of the goodwill impairment test, in accordance with FASB ASC Topic 350, and determined that there was no impairment. If there is a further sustained decrease in Ascent Capital's market capitalization in future periods, the Company may be required to perform Step 2 of the goodwill impairment test.

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

Tabular Presentation of Interest Rate Risk

The table below provides information about our outstanding debt obligations and derivative financial instruments that are sensitive to changes in interest rates.  Interest rate swaps are presented at their fair value amount and by maturity date as of September 30, 2015.  Debt amounts represent principal payments by maturity date as of September 30, 2015.

Year of Maturity	Fixed Rate Derivative Instruments, net (a)	Variable Rate Debt	Fixed Rate Debt	Total
	(Amounts in thousands)
Remainder of 2015	$—	$1,375	$—	$1,375
2016	—	5,500	—	5,500
2017	—	135,100	—	135,100
2018	11,519	409,284	—	420,803
2019	—	5,500	—	5,500
2020	—	5,500	685,000	690,500
Thereafter	5,647	518,375	—	524,022
Total	$17,166	$1,080,634	$685,000	$1,782,800

(a)
The derivative financial instruments reflected in this column include four interest rate swaps with a maturity date of March 23, 2018 and two interest rate swaps with a maturity date of April 9, 2022.  As a result of these interest rate swaps, the Company's current effective weighted average interest rate on the borrowings under the Credit Facility term loans is 5.15%.  See notes 6, 7 and 8 to our condensed consolidated financial statements included in this quarterly report for further information.

Item 4.  Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and chief financial officer (the “Executives”), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Executives concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2015 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There has been no change in the Company’s internal controls over financial reporting that occurred during the three months ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, its internal controls over financial reporting.

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

MONITRONICS INTERNATIONAL, INC.

Date: November 12, 2015	By:	/s/ Jeffery R. Gardner
Jeffery R. Gardner
President and Chief Executive Officer

Date: November 12, 2015	By:	/s/ Michael R. Meyers
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