Form 10-K
period 2015-12-31
MONITRONICS INTERNATIONAL INC
filed 2016-03-08
CIK 1265107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549
 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act)  Yes ☐  No ☒
As of March 7, 2016, Monitronics International, Inc. is a wholly owned subsidiary of Ascent Capital Group, Inc.  Monitronics International, Inc. meets the conditions set forth in General Instruction I (1) (a) and (b) of the Form 10-K and is therefore filing this Form 10-K with reduced disclosure format.

MONITRONICS INTERNATIONAL, INC.
2015 ANNUAL REPORT ON FORM 10-K

ITEM 1.   BUSINESS

(a)  General Development of Business

Monitronics International, Inc. and subsidiaries (the "Company" or "Monitronics") is a wholly-owned subsidiary of Ascent Capital Group, Inc. ("Ascent Capital").  On December 17, 2010, Ascent Capital acquired 100% of the outstanding capital stock of Monitronics through the merger of Mono Lake Merger Sub, Inc. ("Merger Sub"), a direct wholly-owned subsidiary of Ascent Capital established to consummate the merger, with and into Monitronics, with Monitronics as the surviving corporation in the merger (the "Monitronics Acquisition").  Monitronics was incorporated in the state of Texas on August 31, 1994.

On August 16, 2013, Monitronics acquired all of the equity interests of Security Networks, LLC and certain affiliated entities (the "Security Networks Acquisition"). On February 23, 2015, Monitronics acquired LiveWatch Security, LLC ("LiveWatch"), a Do-It-Yourself ("DIY") home security firm, offering professionally monitored security services through a direct-to-customer sales channel (the "LiveWatch Acquisition").

Monitronics provides security alarm monitoring and related services to residential and business subscribers throughout the United States (the “U.S.”) and parts of Canada.  The Company monitors signals arising from burglaries, fires, medical alerts and other events through security systems installed by independent dealers at subscribers’ premises.

Recent Events

On August 16, 2013, in connection with the Security Networks Acquisition, the Company executed and delivered a Promissory Note to Ascent Capital in a principal amount of $100,000,000 (the “Intercompany Loan”).  On February 29, 2016, the Board of Directors of Ascent Capital approved the contribution to the stated capital of Monitronics of $88,000,000 of the $100,000,000 outstanding principal amount under the Intercompany Loan. The remaining $12,000,000 principal amount will be reflected on an Amended and Restated Promissory Note, which is due on October 1, 2020 and will bear interest at a rate equal to 12.5% per annum, payable semi-annually in cash in arrears.

* * * * *

Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, marketing and operating strategies, integration of acquired businesses, new service offerings, the availability of debt refinancing, financial prospects and anticipated sources and uses of capital. In particular, statements under Item 1. "Business," Item 1A. "Risk Factors", Item 2. "Properties," Item 3. "Legal Proceedings," Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" contain forward-looking statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated.

Factors relating to the Company and its consolidated subsidiaries:

•	general business conditions and industry trends;

•	macroeconomic conditions and their effect on the general economy and on the U.S. housing market, in particular single family homes which represent our largest demographic;

•	uncertainties in the development of our business strategies, including our increased direct marketing efforts and market acceptance of new products and services;

•
the competitive environment in which we operate, in particular increasing competition in the alarm monitoring industry from larger existing competitors and new market entrants, including telecommunications and cable companies;

•	the development of new services or service innovations by competitors;

•
our ability to acquire and integrate additional accounts, including competition for dealers with other alarm monitoring companies which could cause an increase in expected subscriber acquisition costs;

•	integration of acquired assets and businesses;

•
the regulatory environment in which we operate, including the multiplicity of jurisdictions, state and federal consumer protection laws and licensing requirements to which we and/or its dealers is subject and the risk of new regulations, such as the increasing adoption of “false alarm” ordinances;

•
technological changes which could result in the obsolescence of currently utilized technology and the need for significant upgrade expenditures, including the phase-out of 2G networks by cellular carriers;

•	the trend away from the use of public switched telephone network lines and resultant increase in servicing costs associated with alternative methods of communication;

•
the operating performance of our network, including the potential for service disruptions at both the main monitoring facility and back-up monitoring facility due to acts of nature or technology deficiencies;

•	the outcome of any pending, threatened, or future litigation, including potential liability for failure to respond adequately to alarm activations;

•	the ability to continue to obtain insurance coverage sufficient to hedge our risk exposures, including as a result of acts of third parties and/or alleged regulatory violations;

•	changes in the nature of strategic relationships with original equipment manufacturers, dealers and other Monitronics business partners;

•	the reliability and creditworthiness of our independent alarm systems dealers and subscribers;

•	changes in our expected rate of subscriber attrition;

•	the availability and terms of capital, including the ability of the Company to obtain future financing to grow its business;

•	our high degree of leverage and the restrictive covenants governing its indebtedness; and

•	availability of qualified personnel.

These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Annual Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based. When considering such forward-looking statements, you should keep in mind the factors described in Item 1A, "Risk Factors" and other cautionary statements contained in this Annual Report. Such risk factors and statements describe circumstances which could cause actual results to differ materially from those contained in any forward-looking statement.

(b)  Financial Information About Reportable Segments

We identify our reportable segments based on financial information reviewed by our chief operating decision maker. We report financial information for our consolidated business segments that represent more than 10% of our consolidated revenue or earnings before income taxes. Based on the foregoing criteria, we had two reportable segments as of December 31, 2015, Monitronics and LiveWatch. For more information see below and our financial statements included in Part II of this Annual Report.

(c)  Narrative Description of Business

Monitronics International Inc., a Texas corporation incorporated on August 31, 1994, is primarily engaged in the business of providing the following security alarm monitoring services: monitoring signals arising from burglaries, fires, medical alerts and other events though security systems at subscribers’ premises, as well as providing customer service and technical support.  Our principal office is located at 1990 Wittington Place, Farmers Branch, Texas, telephone number (972) 243-7443.

We are one of the largest alarm monitoring companies in the United States of America (the "U.S.")., with over one million subscribers under contract. With subscribers in all 50 states, the District of Columbia, Puerto Rico, and Canada, we provide a wide range of mainly residential security services including hands-free two-way interactive voice communication with the monitoring center, cellular options, and an interactive service option which allows the customer to control their security system remotely using a computer or smart phone.

Monitronics Operations

Unlike many of our national competitors, we outsource the sales, installation and most of our field service functions to our dealers. By outsourcing the low margin, high fixed-cost elements of our business to a large network of independent service providers, we are able to allocate capital to growing our revenue-generating account base rather than to local offices or depreciating hard assets.

Revenue is generated primarily from fees charged to customers under alarm monitoring contracts.  The initial contract term is typically three to five years, with automatic renewal on a month-to-month basis.  We generate incremental revenue by providing additional services, such as maintenance and contract monitoring.  Contract monitoring includes fees charged to other security alarm companies for monitoring their accounts on a wholesale basis.  As of December 31, 2015, we provided contract monitoring services for over 93,000 accounts.  These incremental revenue streams do not represent a significant portion of our overall revenue.

Our authorized independent dealers are typically small businesses that sell and install alarm systems.  During 2015, we acquired alarm monitoring contracts from more than 520 dealers.  These dealers focus on the sale and installation of security systems and generally do not retain the monitoring contracts for their customers and do not have their own facilities to monitor such systems due to the large upfront investment required to create the account and build a monitoring station.  They also do not have the scale required to operate a monitoring station efficiently.  These dealers typically sell the contracts to third parties and outsource the monitoring function for any accounts they retain. We have the ability to monitor a variety of signals from nearly all types of residential security systems. We generally enter into exclusive contracts with dealers under which the dealers sell and install security systems and we have a right of first refusal to acquire the associated alarm monitoring contracts.  In order to maximize revenues, we seek to attract dealers from throughout the U.S. rather than focusing on specific local or regional markets.  In evaluating the quality of potential participants for the dealer program, we conduct an internal due diligence review and analysis of each dealer using information obtained from third party sources.  This process includes:

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

We provide monitoring services as well as billing and 24-hour telephone support through our central monitoring station, located in Dallas, Texas.  This facility is Underwriters Laboratories ("UL") listed.  To obtain and maintain a UL listing, an alarm monitoring center must be located in a building meeting UL’s structural requirements, have back-up and uninterruptable power supplies, have secure telephone lines and maintain redundant computer systems.  UL conducts periodic reviews of alarm monitoring centers to ensure compliance with their requirements.  Our central monitoring station in Dallas has also received the Central Station Alarm Association’s ("CSAA") prestigious Five Diamond Certification. Less than approximately 5% of recognized North American central monitoring stations have attained Five Diamond Certified status.

We have a back-up facility that is capable of supporting monitoring and certain customer service operations in the event of a disruption at our primary customer care center. A third party call center in Mexico provides telephone support for Spanish-speaking subscribers.

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

We seek to increase subscriber satisfaction and retention by carefully managing customer and technical service. The customer service center handles all general inquiries from subscribers, including those related to subscriber information changes, basic alarm troubleshooting, alarm verification, technical service requests and requests to enhance existing services. Our Dallas facility has a proprietary centralized information system that enables us to satisfy over 85% of subscriber technical inquiries over the telephone, without dispatching a service technician. If the customer requires field service, we rely on our nationwide network of independent service dealers and over 70 employee field service technicians to provide such service.  We closely monitor service dealer performance with customer satisfaction forms, follow-up quality assurance calls and other performance metrics.  In 2015, we dispatched over 580 independent service dealers around the country to handle our field service.

LiveWatch Operations

LiveWatch is a leading DIY home security provider offering professionally monitored security services through a direct-to-consumer sales channel. Similar to Monitronics, LiveWatch is an asset-light business and geographically unconstrained. LiveWatch generates subscriber contracts through leads from direct response marketing, where Monitronics generates subscriber contracts from a dealer network with local market presence.

Services are provided to customers throughout the United States. Revenue is generated primarily from fees charged to customers under alarm monitoring contracts and the sale of the security equipment to facilitate the alarm monitoring service and other home automation or interactive services.  LiveWatch typically offers substantial equipment subsidies to initiate, renew or upgrade alarm monitoring service contracts. The initial contract term is typically one year, with automatic renewal on a month-to-month basis.

When a customer initiates the process to obtain alarm monitoring services, LiveWatch pre-configures the alarm monitoring system based on customer specifications. LiveWatch then packages and ships the equipment directly to the customer. The customer self installs the equipment on-site and activates the monitoring service over the phone. Technical support for installation is provided via telephone or online assistance via the LiveWatch website.

LiveWatch has call centers in its operations center in St. Marys, Kansas and in a satellite office in Evanston, Illinois to handle sales, monitoring activations, technical support, billing and other general inquiry matters.

Intellectual Property

We have a registered service mark for the Monitronics name and a service mark for the Monitronics logo. We own certain proprietary software applications that are used to provide services to our dealers and subscribers. We do not hold any patents or other intellectual property rights on our proprietary software applications.

LiveWatch has a registered service mark for the LiveWatch name and a service mark for the LiveWatch logo.

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

LiveWatch offers a differentiated go-to-market strategy through direct response TV, internet and radio advertising.

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

Customer Integration and Marketing

Our dealers typically introduce customers to us in the home when describing our central monitoring station.  Following the acquisition of a monitoring agreement from a dealer, the customer is notified that Monitronics is responsible for all their monitoring and customer service needs.  The customer’s awareness and identification of the Monitronics brand as the monitoring service provider is further supported by the distribution of branded materials by the dealer to the customer at the point of sale. Such materials may include the promotional items listed above. All materials provided in the dealer model focus on the Monitronics brands and the role of Monitronics as the single source of support for the customer.

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

Maximize Economics of Business Model

Due to the scalability of our operations and the low fixed and variable costs inherent in our cost structure, we believe we will continue to experience high Adjusted EBITDA margins as costs are spread over larger recurring revenue streams. In addition, we optimize the rate of return on investment by managing creation costs, or the costs of acquiring an account. Creation costs, whether capitalized or expensed, include the costs to acquire alarm monitoring contracts from our dealers, LiveWatch's equipment costs and certain sales and marketing costs. We believe our cash flows may also benefit from our continued efforts to increase subscriber retention rates and reduce response times, call duration and false alarms.  As used in this annual report, the term "Adjusted EBITDA" means net income before interest expense, interest income, income taxes, depreciation, amortization (including the amortization of subscriber accounts, dealer network and other intangible assets), restructuring charges, stock-based compensation, and other non-cash or non-recurring charges, and "Adjusted EBITDA margin" means Adjusted EBITDA as a percentage of net revenue. For further discussion of Adjusted EBITDA, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Expand Our Network of Dealers

Our plan is to continue to manage account acquisitions through our dealer network by targeting dealers that can benefit from our dealer program services and that can generate high quality subscribers while focusing on creation costs. We believe we are an attractive partner for dealers for the following reasons:

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

For a description of the risks associated with the foregoing strategies, and with the Company’s business in general, see "ITEM 1A. RISK FACTORS."

Industry; Competition

The security alarm industry is highly competitive and fragmented, and as of February 29, 2016, competitors include four other major firms with nationwide coverage and numerous smaller providers with regional or local coverage.  The four other security alarm companies with coverage across the U.S. are as follows:

•The ADT Corporation ("ADT");
•Vivint, Inc., a subsidiary of APX Group Holdings, Inc.;
•Protection One, Inc., a subsidiary of Apollo Global Management, Inc. ("AGM"); and
•Stanley Security Solutions, a subsidiary of Stanley Black and Decker.

On February 16, 2016, ADT announced that it would be acquired by certain funds managed by affiliates of AGM and then merged with AGM's subsidiary, Protection One, Inc. ADT and AGM expect that the transaction will be completed by June 2016. The security alarm industry has remained highly competitive and has not experienced any material change to market concentration.  Competition in the security alarm industry is based primarily on reputation for quality of service, market visibility, services offered, price and the ability to identify subscriber accounts. Competition for subscribers has increased in recent years from cable and telecommunication providers expanding their service offerings into the security alarm industry, as well as the emergence of DIY home security providers. There are also threats of potential new entrants into the alarm monitoring space from technology companies that may offer professional alarm monitoring or self monitored solutions. We believe we compete effectively with other national, regional and local alarm monitoring companies, including cable and telecommunications companies, due to our reputation for reliable monitoring, customer and technical services, the quality of services, and our low cost structure.  The dynamics of the security alarm industry often favor larger alarm monitoring companies with a nationwide focus that have greater capital and benefit from economies of scale in technology, advertising and other expenditures.

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

Regulatory Matters

Our operations are subject to a variety of laws, regulations and licensing requirements of federal, state and local authorities including federal and state customer protection laws. In certain jurisdictions, we are required to obtain licenses or permits to comply with standards governing employee selection and training and to meet certain standards in the conduct of our business.  The security industry is also subject to requirements imposed by various insurance, approval, listing and standards organizations. Depending upon the type of subscriber served, the type of security service provided and the requirements of the applicable local governmental jurisdiction, adherence to the requirements and standards of such organizations is mandatory in some instances and voluntary in others.

Although local governments routinely respond to panic and smoke/fire alarms, there are an increasing number of local governmental authorities that have adopted or are considering various measures aimed at reducing the number of false burglar alarms. Such measures include:

•subjecting alarm monitoring companies to fines or penalties for false alarms;
•imposing fines on alarm subscribers for false alarms;
•imposing limitations on the number of times the police will respond to false alarms at a particular location;

•	requiring additional verification of intrusion alarms by calling two different phone numbers prior to dispatch ("Enhanced Call Verification"); and

•	requiring visual verification of an actual emergency at the premise before the police will respond to an alarm signal.

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

For additional information on the regulatory framework in which we operate, please see "ITEM 1A. RISK FACTORS--Factprs Relating to Regulatory Matters."

Employees

At December 31, 2015, we had over 1,500 full-time employees, all of which are located in the U.S.

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

The acquisition of alarm monitoring contracts involves a number of risks, including the risk that the alarm monitoring contracts acquired may not be profitable due to higher than expected account attrition, lower than expected revenues from the alarm monitoring contracts or, when applicable, lower than expected recoveries from dealers. The cost incurred to acquire alarm monitoring contract is affected by the monthly recurring revenue generated by the alarm monitoring contract, as well as several other factors, including the level of competition, prior experience with alarm monitoring contracts acquired from the dealer, the number of alarm monitoring contracts acquired, the subscriber’s credit score and the type of security equipment used by the subscriber. To the extent that the servicing costs or the attrition rates are higher than expected or the revenues from the alarm monitoring contracts or, when applicable, the recoveries from dealers are lower than expected, our business and results of operations could be adversely affected.

Our customer generation strategies and the competitive market for customer accounts may affect our future profitability.

A significant element of our business strategy is the generation of new customer accounts through our dealer network, excluding accounts acquired in the LiveWatch Acquisition, which accounted for substantially all of our new customer accounts for the year ended December 31, 2015. Our future operating results will depend in large part on our ability to manage our generation strategies effectively. Although we currently generate accounts through hundreds of authorized dealers, a significant portion of our accounts originate from a smaller number of dealers. We experience loss of dealers from our dealer network due to various factors, such as dealers becoming inactive or discontinuing their alarm monitoring business and competition from other alarm monitoring companies. If we experience a loss of dealers representing a significant portion of its account generation engine or if we are unable to replace or recruit dealers in accordance with our business plans, our business, financial condition and results of operations could be materially and adversely affected.

We are subject to credit risk and other risks associated with our subscribers.

Substantially all of our revenues are derived from the recurring monthly revenue due from subscribers under the alarm monitoring contracts. Therefore, we are dependent on the ability and willingness of subscribers to pay amounts due under the alarm monitoring contracts on a monthly basis in a timely manner. Although subscribers are contractually obligated to pay amounts due under an alarm monitoring contract and are generally prohibited from canceling the alarm monitoring contract for the initial term of the alarm monitoring contract (typically between three and five years), subscribers’ payment obligations are unsecured, which could impair our ability to collect any unpaid amounts from our subscribers. To the extent payment defaults by subscribers under the alarm monitoring contracts are greater than anticipated, our business and results of operations could be materially and adversely affected.

We rely on a significant number of our subscribers remaining with us for an extended period of time.

We incur significant upfront costs for each new subscriber. We require a substantial amount of time, typically exceeding the initial term of the related alarm monitoring contract, to receive cash payments (net of variable cash operating costs) from a particular subscriber that are sufficient to offset this upfront cost. Accordingly, our long-term performance is dependent on our subscribers remaining with us for as long as possible. This requires us to minimize our rate of subscriber cancellations, or attrition. Factors that can increase cancellations include subscribers who relocate and do not reconnect, prolonged downturns in the housing market, problems with service quality, competition from other alarm monitoring companies, equipment obsolescence, adverse economic conditions, conversion of wireless spectrums and the affordability of our service. If we fail to keep our subscribers for a sufficiently long period of time, attrition rates would be higher than expected and our financial position and results of operations could be materially and adversely affected. In addition, we may experience higher attrition rates with respect to subscribers acquired in bulk buys than subscribers acquired pursuant to our authorized dealer program.

We are subject to credit risk and other risks associated with our dealers.

Under the standard alarm monitoring contract acquisition agreements that we enter into with our dealers, if a subscriber terminates their service with us during the first twelve months after the alarm monitoring contract has been acquired, the dealer is typically required to elect between substituting another alarm monitoring contract for the terminating alarm monitoring contract or compensating us in an amount based on the original acquisition cost of the terminating alarm monitoring contract. We are subject to the risk that dealers will breach their obligation to provide a comparable substitute alarm monitoring contract for a terminating alarm monitoring contract. Although we withhold specified amounts from the acquisition cost paid to dealers for alarm monitoring contracts ("holdback"), which may be used to satisfy or offset these and other applicable dealer obligations under the alarm monitoring contract acquisition agreements, there can be no guarantee that these amounts will be sufficient to satisfy or offset the full extent of the default by a dealer of our obligations under our agreement. If the holdback does prove insufficient to cover dealer obligations, we are also subject to the credit risk that the dealers may not have sufficient funds to compensate us or that any such dealer will otherwise breach its obligation to compensate us for a terminating alarm monitoring contract. To the extent defaults by dealers of the obligations under their agreements are greater than anticipated, our financial condition and results of operations could be materially and adversely affected. In addition, a significant portion of our accounts originate from a smaller number of dealers. If any of these dealers discontinue their alarm monitoring business or cease operations altogether as a result of business conditions or due to increasingly burdensome regulatory compliance, the dealer may breach its obligations under the applicable alarm monitoring contract acquisition agreement and, to the extent such dealer has originated a significant portion of our accounts, our financial condition and results of operations could be materially and adversely affected to a greater degree than if the dealer had originated a smaller number of accounts.

The alarm monitoring business is subject to macroeconomic factors that may negatively impact our results of operations, including prolonged downturns in the economy.

The alarm monitoring business is dependent in part on national, regional and local economic conditions. In particular, where disposable income available for discretionary spending is reduced (such as by higher housing, energy, interest or other costs or where the actual or perceived wealth of customers has decreased because of circumstances such as lower residential real estate values, increased foreclosure rates, inflation, increased tax rates or other economic disruptions), the alarm monitoring business could experience increased attrition rates and reduced consumer demand. In periods of economic downturn, no assurance can be given that it will be able to continue acquiring quality alarm monitoring contracts or that it will not experience higher attrition rates. In addition, any deterioration in new construction and sales of existing single family homes could reduce opportunities to grow our subscriber accounts from the sales of new security systems and services and the take-over of existing security systems that had previously been monitored by our competitors. If there are prolonged durations of general economic downturn, our results of operations and subscriber account growth could be materially and adversely affected.

Adverse economic conditions in states where our subscribers are more heavily concentrated may negatively impact our results of operations.

Even as economic conditions may improve in the United States as a whole, this improvement may not occur or further deterioration may occur in the regions where Monitronics’ subscribers are more heavily concentrated (such as Texas, California, Florida and Arizona). Although we have a geographically diverse subscriber base, adverse conditions in one or more states where our business is more heavily concentrated could have a significant adverse effect on our business, financial condition and results of operations.

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

In the ordinary course of business, from time to time, the Company and our subsidiaries are the subject of complaints or litigation from subscribers or inquiries from government officials, sometimes related to alleged violations of state or federal consumer protection statutes (including by its dealers), violations of "false alarm" ordinances or other regulations, negligent dealer installation or negligent service of alarm monitoring systems. We may also be subject to employee claims based on, among other things, alleged discrimination, harassment or wrongful termination claims. In addition to diverting management resources, adverse publicity resulting from such allegations may materially and adversely affect our reputation in the communities we service, regardless of whether such allegations are unfounded. Such adverse publicity could result in higher attrition rates and greater difficulty in attracting new subscribers on terms that are attractive to the Company or at all.

An inability to provide the contracted monitoring service could adversely affect our business.

A disruption to the main monitoring facility, the back-up monitoring facility and/or third party monitoring facility could affect our ability to provide alarm monitoring services to our subscribers. Our main monitoring facility holds UL listings as a protective signaling services station and maintains certain standards of building integrity, redundant computer and communications facilities and backup power, among other safeguards. However, no assurance can be given that our main monitoring facility will not be disrupted by a technical failure, including communication or hardware failures, catastrophic event or natural disaster, fire, weather, malicious acts or terrorism. Furthermore, no assurance can be given that our back-up or third party monitoring center will not be disrupted by the same or a simultaneous event or that it will be able to perform effectively in the event its main monitoring center is disrupted. Any such disruption, particularly one of a prolonged duration, could have a material adverse effect on our business.

We rely on third parties to transmit signals to our monitoring facilities and provide other services to our subscribers.

We rely on various third party telecommunications providers and signal processing centers to transmit and communicate signals to our monitoring facilities in a timely and consistent manner. These telecommunications providers and signal processing centers could fail to transmit or communicate these signals to the monitoring facility for many reasons, including due to disruptions from fire, natural disasters, weather, transmission interruption, malicious acts or terrorism. The failure of one or more of these telecommunications providers or signal processing centers to transmit and communicate signals to the monitoring facility in a timely manner could affect our ability to provide alarm monitoring, home automation and interactive services to our subscribers. We also rely on third party technology companies to provide home automation and interactive services to our subscribers. These technology companies could fail to provide these services consistently, or at all, which could result in our inability to meet customer demand and damage our reputation. There can be no assurance that third-party telecommunications providers, signal processing centers and other technology companies will continue to transmit, communicate signals to the monitoring facilities or provide home automation and interactive services to subscribers without disruption. Any such disruption, particularly one of a prolonged duration, could have a material adverse effect on our business. See also “Shifts in customer choice of, or telecommunications providers’ support for, telecommunications services and equipment could adversely impact our business and require significant capital expenditures” below with respect to risks associated with changes in signal transmissions.

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

The high level of competition in our industry could adversely affect its business.

The security alarm monitoring industry is highly competitive and fragmented. As of December 31, 2015, we were one of the largest alarm monitoring companies in the U.S. when measured by the total number of subscribers under contract. We face competition from other alarm monitoring companies, including companies that have more capital and that may offer higher prices and more favorable terms to dealers for alarm monitoring contracts or charge lower prices to customers for monitoring services. In addition, two of our larger competitors, ADT and Protection One, Inc., may be combined into a single company in a transaction expected to be completed by June 2016. We also face competition from a significant number of small regional competitors that concentrate their capital and other resources in targeting local markets and forming new marketing channels that may displace the existing alarm system dealer channels for acquiring alarm monitoring contracts. Further, we are facing increasing competition from telecommunications and cable companies who are expanding into alarm monitoring services and bundling their existing offerings with monitored security services. The existing access to and relationship with subscribers that these companies have could give them a substantial advantage over us, especially if they are able to offer subscribers a lower price by bundling these services. Any of these forms of competition could reduce the acquisition opportunities available to us, thus slowing our rate of growth, or requiring us to increase the price paid for subscriber accounts, thus reducing our return on investment and negatively impacting our revenues and results of operations.

Shifts in customer choice of, or telecommunications providers’ support for, telecommunications services and equipment could adversely impact our business and require significant capital expenditures.

Substantially all of our subscriber alarm systems use either a traditional land-line or cellular service to communicate alarm signals from the subscribers’ locations to our monitoring facilities. There is a growing trend for consumers to give up their land-line and exclusively use cellular and IP communication technology in their homes and businesses. In addition, some telecommunications providers may discontinue land-line services in the future and cellular carriers may choose to discontinue certain cellular networks. One of the nation's largest cellular carriers has announced that it does not intend to support its 2G cellular network services beyond 2016 and expects to terminate service carried on this network. As land-line and cellular network service is discontinued or disconnected, subscribers with alarm systems that communicate over these networks may need to have certain equipment in their security system replaced to maintain their monitoring service. The process of changing out this equipment will require us to subsidize the replacement of subscribers’ outdated equipment and is likely to cause an increase in subscriber attrition. During 2014, we implemented a program (the "Radio Conversion Program") to upgrade subscribers' alarm monitoring systems that communicate across the 2G network we expect to be discontinued.  In connection with the Radio Conversion Program, we incurred costs of $14,369,000 in 2015 and $1,113,000 in 2014 and could incur incremental costs of $17,000,000 to $21,000,000 in 2016. We are working with the cellular carriers and other 2G network user groups to pursue strategies which could reduce these costs, but there is no assurance any of these efforts will be successful. In addition to the conversion costs, this process may divert management’s attention and other important resources away from customer service and sales efforts.

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

Our business depends on our reputation and ability to maintain good relationships with our subscribers, dealers and local regulators, among others. Our reputation may be harmed either through product defects, such as the failure of one or more of our subscribers’ alarm systems, or shortfalls in customer service. Subscribers generally judge our performance through their interactions with the staff at the monitoring and customer care centers, dealers and technicians who perform on-site maintenance services. Any failure to meet subscribers’ expectations in such customer service areas could cause an increase in attrition rates or make it difficult to recruit new subscribers. Any harm to our reputation or subscriber relationships caused by the actions of our dealers, personnel or third party service providers or any other factors could have a material adverse effect on our business, financial condition and results of operations.

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

One focus of our strategy is to seek opportunities to grow free cash flow through strategic acquisitions, which may include leveraged acquisitions. However, there can be no assurance that we will be able to consummate that strategy, and if we are not able to invest its capital in acquisitions that are accretive to free cash flow it could negatively impact its growth. Our ability to consummate such acquisitions may be negatively impacted by various factors, including among other things:

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

We may be unable to obtain future financing on terms acceptable to us or at all, which may hinder our ability to grow our business.

We intend to continue to pursue growth through the acquisition of subscriber accounts through our authorized dealer network and our direct to consumer channel in LiveWatch, among other means. To continue our growth strategy, we intend to make additional drawdowns under the revolving credit portion of its Credit Facility and may seek financing through new credit arrangements or the possible sale of new securities, any of which may lead to higher leverage or result in higher borrowing costs. In addition, any future downgrade in our credit rating could also result in higher borrowing costs. An inability to obtain funding through external financing sources on favorable terms or at all is likely to adversely affect our ability to continue or accelerate our subscriber account acquisition activities.

We may pursue business opportunities that diverge from its current business model, which may cause its business to suffer.

We may pursue business opportunities that diverge from our current business model, including expanding our products or service offerings, investing in new and unproven technologies, adding customer acquisition channels (including, for example, increased direct marketing efforts) and forming new alliances with companies to market our services. We can offer no assurance that any such business opportunities will prove to be successful. Among other negative effects, our pursuit of such business opportunities could cause our cost of investment in new customers to grow at a faster rate than our recurring revenue. Additionally, any new alliances or customer acquisition channels could have higher cost structures than our current arrangements, which could reduce operating margins and require more working capital. In the event that working capital requirements exceed operating cash flow, we might be required to draw on our Credit Facility or pursue other external financing, which may not be readily available. Any of these factors could materially and adversely affect our business, financial condition, results of operations and cash flows.

Third party claims with respect to our intellectual property, if decided against us, may result in competing uses of our intellectual property or require the adoption of new, non-infringing intellectual property.

We have received and may continue to receive notices claiming we committed intellectual property infringement, misappropriation or other intellectual property violations and third parties have claimed, and may, in the future, claim that we do not own or have rights to use all intellectual property rights used in the conduct of our business. While we do not believe that any of the currently outstanding claims are material, there can be no assurance that third parties will not assert future infringement claims against us or claim that our rights to our intellectual property are invalid or unenforceable, and we cannot guarantee that these claims will be unsuccessful. Any claims involving rights to use the "Monitronics" mark or the "LiveWatch" mark could have a material adverse effect on our business if such claims were decided against us and we were precluded from using or licensing the “Monitronics” mark or the "LiveWatch" mark or others were allowed to use such mark. If we were required to adopt a new name, it would entail marketing costs in connection with building up recognition and goodwill in such new name. In the event that we were enjoined from using any of our other intellectual property, there would be costs associated with the replacement of such intellectual property with developed, acquired or licensed intellectual property. There would also be costs associated with the defense and settlement of any infringement or misappropriation allegations and any damages that may be awarded.

Factors Relating to Our Indebtedness

We have a substantial amount of indebtedness and the costs of servicing that debt may materially affect our business.

We have a significant amount of indebtedness. As of December 31, 2015, we have principal indebtedness of $1,667,909, related to terms loans and a revolving credit facility both under its senior secured credit agreement (together referred to as the "Credit Facility"), and $585,000,000 of 9.125% senior notes (the "Senior Notes"). At December 31, 2015, we also had outstanding 9.868% promissory note of $100,000,000 due to the Ascent Capital, of which $88,000,000 has since been contributed to our stated capital and the remaining $12,000,000 of which is currently outstanding and subject to an amended and restated promissory note that is subject to an interest rate of 12.5%. That substantial indebtedness, combined with our other financial obligations and contractual commitments, could have important consequences to us.  For example, it could:

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

In addition, we also must comply with certain financial covenants under the Credit Facility that require us to maintain a consolidated total leverage ratio (as defined in the Credit Facility) of not more than 5.00 to 1.00, a consolidated senior secured leverage ratio (as defined in the Credit Facility) of not more than 3.25 to 1.00, a consolidated interest coverage ratio (as defined in the Credit Facility) of not less than 2.00 to 1.00, each of which is calculated quarterly on a trailing twelve-month basis. In addition, the revolving portion of the Credit Facility requires us to maintain a consolidated senior secured RMR leverage ratio (as defined in the Credit Facility) of no more than 28.0 to 1.00, calculated quarterly, and an attrition rate (as defined in the Credit Facility) of no more than 15.0%, calculated quarterly on a trailing twelve-month basis. If we cannot comply with any of these financial covenants, or if we or any of our subsidiaries fails to comply with the restrictions contained in the Credit Facility, such failure could lead to an event of default and we may not be able to make additional drawdowns under the revolving portion of the Credit Facility, which would limit our ability to manage our working capital requirements. In addition, failure to comply with the financial covenants or restrictions contained in the Credit Facility could lead to an event of default, which could result in the acceleration of a substantial amount of Monitronics’ indebtedness.

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

Enactment of these measures could adversely affect our future operations and business. For example, numerous cities or metropolitan areas have implemented verified response ordinances or policies for residential and commercial burglar alarms. A verified response policy means that police officers generally do not respond to an alarm until someone else (e.g., the resident, a neighbor or a security guard) first verifies that it is valid. Some alarm monitoring companies operating in these areas hire security guards or use third-party guard firms to verify an alarm. If we need to hire security guards or use third-party guard firms, it could have a material adverse effect on our business through either increased servicing costs, which could negatively affect the ability to properly fund our ongoing operations, or increased costs to our customers, which may limit our ability to attract new customers or increase our subscriber attrition rates. In addition, the perception that police departments will not respond to third-party monitored burglar alarms, may reduce customer satisfaction with traditional monitored alarm systems, which may also result in increased attrition rates or decreased customer demand. Although we have less than 50,000 subscribers in areas covered by these ordinances or policies, a more widespread adoption of such a policy or similar policies in other cities or municipalities could materially and adversely affect our business.

Our business operates in a regulated industry.

Our business, operations and dealers are subject to various U.S. federal, state and local consumer protection laws, licensing regulation and other laws and regulations, and, to a lesser extent, similar Canadian laws and regulations. While there are no U.S. federal laws that directly regulate the security alarm monitoring industry, our advertising and sales practices and that of our dealer network are subject to regulation by the U.S. Federal Trade Commission (the "FTC") in addition to state consumer protection laws. The FTC and the Federal Communications Commission have issued regulations that place restrictions on, among other things, unsolicited automated telephone calls to residential and wireless telephone subscribers by means of automatic telephone dialing systems and the use of prerecorded or artificial voice messages. If the Company (through its direct marketing efforts) or our dealers were to take actions in violation of these regulations, such as telemarketing to individuals on the “Do Not Call” registry, we could be subject to fines, penalties, private actions or enforcement actions by government regulators. We have been named, and may be named in the future, as a defendant in litigation arising from alleged violations of the Telephone Consumer Protection Act (the "TCPA"). While we endeavor to comply with the TCPA, no assurance can be given that we will not be exposed to liability as a result of our or our dealers direct marketing efforts. In addition, although we have taken steps to insulate our company from any such wrongful conduct by our dealers to comply with these laws and regulations, no assurance can be given that we will not be exposed to liability as result of our dealers’ conduct. If the Company or any such dealers do not comply with applicable laws, we may be exposed to increased liability and penalties. Further, to the extent that any changes in law or regulation further restrict the lead generation activity of the Company or our dealers, these restrictions could result in a material reduction in subscriber acquisition opportunities, reducing the growth prospects of our business and adversely affecting its financial condition and future cash flows. In addition, most states in which we operate have licensing laws directed specifically toward the monitored security services industry. Our business relies heavily upon wireline and cellular telephone service to communicate signals. Wireline and cellular telephone companies are currently regulated by both federal and state governments. Changes in laws or regulations could require us to change the way we operate, which could increase costs or otherwise disrupt operations. In addition, failure to comply with any such applicable laws or regulations could result in substantial fines or revocation of our operating permits and licenses, including in geographic areas where our services have substantial penetration, which could adversely affect our business and financial condition. Further, if these laws and regulations were to change or we failed to comply with such laws and regulations as they exist today or in the future, our business, financial condition and results of operations could be materially and adversely affected.

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

Factors Related to Our Structure and Our Parent’s Corporate History

Goodwill and other identifiable intangible assets represent a significant portion of our total assets, and we may never realize the full value of our intangible assets.

As of December 31, 2015, we had goodwill of $563,549,000, which represents approximately 27.2% of total assets. Goodwill was recorded in connection with the Monitronics, Security Networks, and LiveWatch acquisitions. The Company accounts for its goodwill pursuant to the provisions of FASB ASC Topic 350, Intangibles-Goodwill and Other ("FASB ASC Topic 350"). In accordance with FASB ASC Topic 350, goodwill is tested for impairment annually or when events or changes in circumstances occur that would, more likely than not, reduce the fair value of an asset below its carrying value, resulting in an impairment. Impairments may result from, among other things, deterioration in financial and operational performance, declines in Ascent Capital's stock price, increased attrition, adverse market conditions, adverse changes in applicable laws and/or regulations, deterioration of general macroeconomic conditions, fluctuations in foreign exchange rates, increased competitive markets in which we operate in, declining financial performance over a sustained period, changes in key personnel and/or strategy, and a variety of other factors.

The amount of any quantified impairment must be expensed immediately as a charge to results of operations. Any impairment charge relating to goodwill or other intangible assets would have the effect of decreasing our earnings or increasing our losses in such period. At least annually, or as circumstances arise that may trigger an assessment, we will test our goodwill for impairment. There can be no assurance that our future evaluations of goodwill will not result in our recognition of impairment charges, which may have a material adverse effect on our financial statements and results of operations.

Our parent, Ascent Capital, may have substantial indemnification obligations under a tax sharing agreement it entered into in connection with the 2008 spin-off of Ascent Capital from Discovery Holding Company (“DHC”), a subsidiary of Discovery Communications, Inc., (the "2008 spin-off") and, under the terms of this agreement, we may be responsible for any such obligations.

Pursuant to Ascent Capital’s tax sharing agreement with DHC, Ascent Capital has agreed to be responsible for all taxes attributable to Ascent Capital or any of its subsidiaries, whether accruing before, on or after the 2008 spin-off (subject to specified exceptions). Ascent Capital has also agreed to be responsible for and indemnify DHC with respect to (i) certain taxes attributable to DHC or any of its subsidiaries (other than Discovery Communications, LLC) and (ii) all taxes arising as a result of the 2008 spin-off (subject to specified exceptions). Ascent Capital’s indemnification obligations under the tax sharing agreement are not limited in amount or subject to any cap and could be substantial. Pursuant to the reorganization agreement we entered into with DHC in connection with the 2008 spin-off, we assumed certain indemnification obligations designed to make our company financially responsible for substantially all non-tax liabilities that may exist relating to the business of Ascent Captial's former subsidiary, Ascent Media Group, LLC. whether incurred prior to or after the 2008 spin-off, as well as certain obligations of DHC. Any indemnification payments under the tax sharing agreement or the reorganization agreement could be substantial.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The Company leases approximately 165,000 square feet in Farmers Branch, Texas to house its executive offices, monitoring and certain call centers, sales and marketing and data retention functions.  We also leases approximately 16,000 square feet in Dallas, Texas and 13,000 square feet in McKinney, Texas, of office space that support our monitoring operations and back up facility.

LiveWatch leases approximately 10,000 square feet of office space in St Marys, Kansas to house its sales, fulfillment function and software development. Additionally, LiveWatch leases approximately 1,500 square feet of office space in Evanston, Illinois for its general administrative functions.

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

We did not pay any dividends to Ascent Capital for the year ended December 31, 2015. We have paid $2,000,000 in dividends to Ascent Capital for the year ended December 31, 2014. From time to time we may provide dividends to Ascent Capital as permitted in our Credit Facility.

ITEM 6. SELECTED FINANCIAL DATA

The (i) selected balance sheet data as of December 31, 2015 and 2014 and (ii) the selected statement of operations data for the fiscal years ended December 31, 2015, 2014, and 2013, are derived from the accompanying consolidated financial statements and notes included elsewhere in this Annual Report and should be read in conjunction with those financial statements and notes thereto.  The balance sheet data as of December 31, 2013, 2012 and 2011 and the statements of operations data for the years ended December 31, 2012 and 2011 shown below were derived from previously issued financial statements including a reclass of deferred financing costs and current deferred taxes as required by the adoption of new pronouncements from the Financial Accounting Standards Board.

Summary Balance Sheet Data	As of December 31,
(Amounts in thousands):	2015	2014	2013	2012	2011
Current assets	$26,147	23,326	23,733	30,561	49,890
Property and Equipment, net	$26,654	23,280	24,561	20,559	19,977
Total assets	$2,070,267	1,997,162	1,985,674	1,420,720	1,327,960
Current liabilities	$82,715	84,565	86,831	60,747	103,142
Long-term debt	$1,739,147	1,619,624	1,572,305	1,080,836	891,347
Stockholder’s equity	$201,065	257,566	292,660	258,924	288,624

Summary Statement of Operations Data	Fiscal Year Ended December 31,
(Amounts in thousands):	2015	2014	2013	2012	2011
Net revenue	$563,356	539,449	451,033	344,953	311,898
Operating income (loss)	$63,725	93,490	82,539	66,167	49,187
Net income (loss)	$(72,448)	(29,717)	(16,687)	(16,776)	(6,759)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying consolidated financial statements and the notes thereto included elsewhere herein.

Overview

We provide security alarm monitoring and related services to residential and business subscribers throughout the U.S. and parts of Canada.  We monitor signals arising from burglaries, fires, medical alerts and other events through security systems at subscribers’ premises.  Nearly all of our revenues are derived from monthly recurring revenues under security alarm monitoring contracts acquired through our exclusive nationwide network of independent dealers.

Revenues are recognized as the related monitoring services are provided. Other revenues are derived from the provision of third-party contract monitoring services and from field technical repair services.  Additionally, LiveWatch generates revenue from equipment sales that is recognized as the equipment is shipped to the customer. All direct external costs associated with the creation of subscriber accounts and certain internal direct costs, including bonus incentives for account activations at LiveWatch, are capitalized and amortized over fifteen years using a declining balance method beginning in the month following the date of acquisition.

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

The table below presents subscriber data for the twelve months ended December 31, 2015 and 2014:

	Twelve Months Ended December 31,
	2015	2014
Beginning balance of accounts	1,058,962	1,046,155
Accounts acquired	188,941	156,225
Accounts canceled	(147,923)	(135,842)
Canceled accounts guaranteed by dealer and acquisition adjustments (a)	(10,445)	(7,576)	(b)
Ending balance of accounts	1,089,535	1,058,962
Monthly weighted average accounts	1,086,071	1,052,492
Attrition rate (c)	(13.6)%	(12.9)%

(a)	Includes canceled accounts that are contractually guaranteed to be refunded from holdback.

(b)
Includes an increase of 1,101 subscriber accounts associated with multi-site subscribers that were considered single accounts prior to the completion of the Security Networks integration in April 2014.

(c)
The recurring monthly revenue ("RMR") attrition rate for the twelve months ended December 31, 2015 and 2014 was 13.7% and 12.6%, respectively. The RMR of canceled accounts follows the same definition as subscriber unit attrition noted above. RMR attrition is defined as the RMR of canceled accounts in a given period, adjusted for the impact of price increases or decreases in that period, divided by the weighted average of RMR for that period. RMR attrition is a commonly used performance indicator in our industry.

The attrition rate for the twelve months ended December 31, 2015 and 2014 was 13.6% and 12.9%, respectively. Increased attrition is primarily the result of an increase in the number of subscriber accounts reaching the end of their initial contract term in the period primarily related to the Pinnacle Security bulk buys. Monitronics purchased approximately 113,000 accounts from Pinnacle Security in 2012 and 2013 which are now experiencing normal end-of-term attrition. The Pinnacle Security accounts are contributing approximately 100 basis points of excess attrition within the overall portfolio. The attrition rate without the Pinnacle Security accounts as of December 31, 2015 is 12.7%.

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

Accounts Acquired

During the three months ended December 31, 2015 and 2014, we acquired 37,349 and 37,998 subscriber accounts, respectively.

During the years ended December 31, 2015 and 2014, we acquired 188,941 and 156,225 subscriber accounts, respectively. Accounts acquired for the year ended December 31, 2015 include 31,919 from the LiveWatch Acquisition in February 2015. Acquired contracts for the years ended December 31, 2015 and 2014 also include approximately 2,000 and 8,300 accounts, respectively, purchased in various bulk buys throughout the periods.

RMR acquired during the three and twelve months ended December 31, 2015 was approximately $1,720,000 and $8,188,000, respectively. RMR acquired for the year ended December 31, 2015 included $909,000 from the LiveWatch Acquisition in February 2015. RMR acquired during the three and twelve months ended December 31, 2014 was approximately $1,776,000 and $7,182,000, respectively.

Adjusted EBITDA

We evaluate the performance of our operations based on financial measures such as revenue and "Adjusted EBITDA."  Adjusted EBITDA is defined as net income (loss) before interest expense, interest income, income taxes, depreciation, amortization (including the amortization of subscriber accounts, dealer network and other intangible assets), restructuring charges, stock-based compensation, and other non-cash or non-recurring charges.   We believe that Adjusted EBITDA is an important indicator of the operational strength and performance of our business, including our ability to fund our ongoing acquisition of subscriber accounts, our capital expenditures and to service our debt.  In addition, this measure is used by management to evaluate operating results and perform analytical comparisons and identify strategies to improve performance.   Adjusted EBITDA is also a measure that is customarily used by financial analysts to evaluate the financial performance of companies in the security alarm monitoring industry and is one of the financial measures, subject to certain adjustments, by which our covenants are calculated under the agreements governing our debt obligations.  Adjusted EBITDA does not represent cash flow from operations as defined by generally accepted accounting principles (“GAAP”), should not be construed as an alternative to net income or loss and is indicative neither of our results of operations nor of cash flows available to fund all of our cash needs.  It is, however, a measurement that we believe is useful to investors in analyzing our operating performance.  Accordingly, Adjusted EBITDA should be considered in addition to, but not as a substitute for, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP.  Adjusted EBITDA is a non-GAAP financial measure.  As companies often define non-GAAP financial measures differently, Adjusted EBITDA as calculated by Monitronics should not be compared to any similarly titled measures reported by other companies.

Results of Operations

The following table sets forth selected data from the accompanying consolidated statements of operations for the periods indicated (amounts in thousands).

	Year Ended December 31,
	2015	2014	2013
Net revenue (a)	$563,356	539,449	451,033
Cost of services	110,246	93,600	74,136
Selling, general, and administrative, including stock-based compensation	106,287	87,943	77,162
Amortization of subscriber accounts, dealer network and other intangible assets	258,668	253,403	208,760
Interest expense	125,415	119,607	96,145
Income tax expense from continuing operations	6,290	3,600	3,081
Net loss	(72,448)	(29,717)	(16,687)

Adjusted EBITDA (b)	$354,807	362,227	305,250
Adjusted EBITDA as a percentage of Revenue	63.0%	67.1%	67.7%

(a)        Net revenue for the years ended December 31, 2015 and 2013 reflects the negative impact of $359,000 and $2,715,000, respectively, fair value adjustments that reduced deferred revenue acquired in the Security Networks Acquisition and LiveWatch Acquisition, respectively.
(b)          See reconciliation to net loss below.

Net Revenue.  Revenue increased $23,907,000, or 4.4%, for the year ended December 31, 2015 as compared to the corresponding prior year.  The increase in net revenue is attributable to the growth in the number of subscriber accounts and the increase in average monthly revenue per subscriber.  The growth in subscriber accounts reflects the acquisition of over 157,000 accounts through the Monitronics and LiveWatch subscriber channels, as well as 31,919 accounts from the LiveWatch Acquisition in February 2015. In addition, average monthly revenue per subscriber increased from $41.64 as of December 31, 2014 to $41.92 as of December 31, 2015.  Excluding accounts acquired through the LiveWatch Acquisition, which had an average monthly revenue per subscriber of $28.46, Monitronics' average monthly revenue per subscriber increased from $41.64 to $42.33 for the period ending December 31, 2015. Net revenue also reflects the negative impact of a $359,000 fair value adjustment that reduced deferred revenue acquired in the LiveWatch Acquisition.

Revenue increased $88,416,000, or 19.6%, for the year ended December 31, 2014 as compared to the corresponding prior year.  The increase in net revenue is attributable to the growth in the number of subscriber accounts and the increase in average monthly revenue per subscriber.  The increase in net revenue is attributable to the growth in the number of subscriber accounts and the increase in average monthly revenue per subscriber.  The growth in subscriber accounts reflects the acquisition of over 200,000 accounts from the Security Networks Acquisition in August 2013 and the acquisition of over 145,000 accounts through

Monitronics’ authorized dealer program subsequent to December 31, 2013.  In addition, average monthly revenue per subscriber increased from $40.90 as of December 31, 2013 to $41.64 as of December 31, 2014.  Net revenue for the year ended December 31, 2013 also reflects the negative impact of a $2,715,000 fair value adjustment that reduced deferred revenue acquired in the Security Networks Acquisition.

Cost of Services.  Cost of services increased $16,646,000 or 17.8%, for the year ended December 31, 2015 as compared to the corresponding prior year.  The increase is attributable to the inclusion of LiveWatch, which expensed equipment costs associated with the creation of new subscribers of $7,058,000. The increase is also attributable to the growth in the number of accounts being monitored across the cellular network, including home automation accounts, and service costs to upgrade existing subscribers' equipment. Service cost of services as a percent of net revenue increased from 17.4% for the year ended December 31, 2014 to 19.6% for the year ended December 31, 2015.

Costs of services increased $19,464,000, or 26.3%, for the year ended December 31, 2014 as compared to the corresponding prior year. The increase is attributed to subscriber growth and increases in cellular and service costs as more accounts are being monitored across the cellular network, which require additional service costs to upgrade existing subscribers' equipment. In addition, Monitronics incurred redundant staffing costs at its Dallas, Texas monitoring and call center facilities through April 2014, when the transition of Security Networks operations from Florida to Texas was complete. Cost of service as a percent of net revenue increased from 16.4% for the year ended December 31, 2013 to 17.4% for the year ended December 31, 2014.

Selling, General and Administrative.  Selling, general and administrative expense (“SG&A”) increased $18,344,000, or 20.9%, for the year ended December 31, 2015 as compared to the corresponding prior year.  The primary driver of the increase in SG&A expense is attributable to $11,240,000 of LiveWatch marketing and sales expense related to the creation of new subscribers. LiveWatch SG&A also includes $3,930,000 of contingent bonuses payable to LiveWatch's key members of management in accordance with the employment agreements entered into in connection with the LiveWatch Acquisition. Other increases in SG&A are one-time costs incurred by the Company of $946,000 related to professional services rendered in connection with the LiveWatch Acquisition and $720,000 costs incurred to relocate our headquarters in July 2015. These increases are partially offset by decreases in our staffing and operating costs at our headquarters as a result of the Security Networks' integration being completed in April 2014. SG&A for the year ended December 31, 2014 also includes $2,182,000 of incremental costs incurred in connection with Security Networks integration. SG&A as a percent of net revenue increased from 16.3% for the year ended December 31, 2014 to 18.9% for the year ended December 31, 2015.

Selling, general and administrative expense (“SG&A”) increased $10,781,000, or 14.0%, for the year ended December 31, 2014 as compared to the corresponding prior year.  The increase is attributable to increases in Monitronics SG&A costs which are primarily attributable to subscriber growth over the last twelve months. In addition, Monitronics incurred redundant staffing and operating costs in its Dallas, Texas headquarters through April 2014, when the transition of Security Network operations from Florida to Texas was completed. SG&A as a percent of net revenue decreased from 17.1% for the year ended December 31, 2013 to 16.3% for the year ended December 31, 2014.

Amortization of Subscriber Accounts, Dealer Network and Other Intangible Assets.  Amortization of subscriber accounts, dealer network and other intangible assets increased $5,265,000 and $44,643,000 for the years ended December 31, 2015 and 2014, respectively, as compared to the corresponding prior years.  The increases are attributable to amortization of subscriber accounts acquired subsequent to each of the preceding years ended. In addition, for the year ended December 31, 2014, amortization includes approximately $58,126,000 of amortization expense related to the definite lived intangible assets acquired in the Security Networks Acquisition as compared to $23,599,000 for the year ended December 31, 2013.

Interest Expense.  Interest expense increased $5,808,000 and $23,462,000 for the years ended December 31, 2015 and 2014, respectively, as compared to the corresponding prior years.  The increase in interest expense for the year ended December 31, 2015 is primarily attributable to increases in the Company's consolidated debt balance related to the borrowings incurred to fund the the Company's LiveWatch acquisition and the subsequent amendment of its Credit Facility term loans in April 2015. The increase includes the impact of the amortization of the debt discount and deferred financing costs related to the Company's outstanding debt.

The increase in interest expense for the year ended December 31, 2014 is attributable to increases in the Company's consolidated debt balance related to the borrowings incurred to fund the Security Networks Acquisition. The increase is partially offset by the favorable repricing of Monitronics' credit facility interest rates effective March 25, 2013.

Amortization of debt discount and deferred debt costs included in interest expense for the years ended December 31, 2015, 2014 and 2013 was $6,506,000, $5,485,000 and $4,404,000, respectively.

Income Tax Expense.  For the year ended December 31, 2015, we had a pre-tax loss of $66,158,000 and income tax expense of $6,290,000.  For the year ended December 31, 2014, we had a pre-tax loss of $26,117,000 and income tax expense of $3,600,000.  For the year ended December 31, 2013, we had a pre-tax loss of $13,606,000 and income tax expense of $3,081,000.  Income tax expense for the year ended December 31, 2015, is attributable to Texas state margin tax and the deferred tax impact from amortization of deductible goodwill attributable to the LiveWatch and Security Networks acquisitions. Income tax expense for the years ended December 31, 2014 and 2013, is attributable to Texas state margin tax and the deferred tax impact from amortization of deductible goodwill attributable to the Security Networks Acquisition. For the year ended December 31, 2013, income tax is offset by the reduction in valuation allowance as result of acquisition accounting for the Security Networks Acquisition.

Net loss. For the year ended December 31, 2015, net loss increased to $72,448,000 from $29,717,000 for the year ended December 31, 2014. The increase in net loss is attributable to a $13,256,000 increase in costs incurred under the Company's Radio Conversion Program, the negative impact of expensed creation costs as a result of LiveWatch's direct-to-consumer model (which is further discussed in Adjusted EBITDA below), increased interest costs and refinancing costs of $4,468,000 related to the April 2015 amendment to Monitronics' Credit Facility.

For the year ended December 31, 2014, net loss increased to $29,717,000 from $16,687,000 for the year end December 31, 2013. The increase in net loss is primarily attributable to increased interest costs as a result of the borrowings incurred to fund the Security Networks Acquisition.

Adjusted EBITDA. The following table provides a reconciliation of total Adjusted EBITDA to net loss (amounts in thousands):

	Year Ended December 31,
	2015	2014	2013
Adjusted EBITDA	$354,807	362,227	305,250
Amortization of subscriber accounts, dealer network and other intangible assets	(258,668)	(253,403)	(208,760)
Depreciation	(10,066)	(9,019)	(7,327)
Stock-based compensation	(2,271)	(2,068)	(1,779)
One-time severance expense (a)	(112)	—	—
Restructuring charges	—	(952)	(1,111)
Radio Conversion Program costs	(14,369)	(1,113)	—
Security Networks Acquisition costs	—	—	(2,470)
Security Networks Integration costs	—	(2,182)	(1,264)
LiveWatch acquisition related costs	(946)	—	—
LiveWatch acquisition contingent bonus charges	(3,930)	—	—
Headquarters relocation costs	(720)	—	—
Refinancing expense	(4,468)	—	—
Interest expense	(125,415)	(119,607)	(96,145)
Income tax expense	(6,290)	(3,600)	(3,081)
Net loss	$(72,448)	(29,717)	(16,687)

(a)         Severance expense related to transitioning executive leadership.

Adjusted EBITDA decreased $7,420,000, or 2.0% for the year ended December 31, 2015 as compared to the corresponding prior year.  Adjusted EBITDA is negatively impacted for the year ended December 31, 2015 due to LiveWatch's direct-to-consumer business, which requires it to recognize certain revenue and expenses associated with the creation of subscriber accounts. This is in contrast to Monitronics' dealer business, which capitalizes payments to dealers to acquire accounts and amortizes those payments to amortization expense over the life of the accounts.  LiveWatch's expensed creation costs, net of creation revenue, included in adjusted EBITDA for the year ended December 31, 2015 was $14,276,000.

Adjusted EBITDA increased $56,977,000, or 18.7% for the year ended December 31, 2014 as compared to the corresponding prior year.  The increase in Adjusted EBITDA was primarily due to revenue growth.

Liquidity and Capital Resources

At December 31, 2015, we had $2,580,000 of cash and cash equivalents and $55,000 of current restricted cash.  We may use a portion of these assets to decrease debt obligations, or fund potential strategic acquisitions or investment opportunities. Our primary source of funds is our cash flows from operating activities, which are generated from alarm monitoring and related service revenues.  During the years ended December 31, 2015, 2014 and 2013, our cash flow from operating activities was $208,844,000, $233,866,000 and $214,649,000, respectively.  The primary driver of our cash flow from operating activities is Adjusted EBITDA.  Fluctuations in our Adjusted EBITDA and the components of that measure are discussed in "Results of Operations" above.  In addition, our cash flow from operating activities may be significantly impacted by changes in working capital.

During the years ended December 31, 2015, 2014 and 2013, we used cash of $266,558,000, $268,160,000 and $234,914,000, respectively, to fund the subscriber account acquisitions, net of holdback and guarantee obligations.  In addition, during the years ended December 31, 2015, 2014 and 2013, we used cash of $12,422,000, $7,769,000 and $9,925,000, respectively, to fund our capital expenditures.

In 2015, Monitronics paid cash of $56,778,000 for the acquisition of LiveWatch, net of the transfer of $3,988,000 to LiveWatch upon the Closing Date to fund LiveWatch employees' transaction bonuses and LiveWatch cash on hand of $784,000. The LiveWatch Acquisition was funded by borrowings from Monitronics' expanded Credit Factility revolver as well as cash contributions from Ascent Capital.

In 2013, we paid cash of $478,738,000 as part of the purchase price paid to acquire Security Networks, net of Security Networks' cash on hand of $3,096,000.  The Security Networks Acquisition was funded by cash contributions from Ascent Capital, the proceeds of the issuance of $175,000,000 in aggregate principal amount of 9.125% Senior Notes due 2020, the proceeds of incremental term loans of $225,000,000 issued under the Company’s existing credit facility, and the proceeds of a $100,000,000 intercompany loan from Ascent Capital (the “Ascent Intercompany Loan”).  In addition to the cash paid, the purchase price also consisted of 253,333 shares of Ascent Capital’s Series A common stock (the “Ascent Shares”), par value $0.01 per share, which were contributed to the Company by Ascent Capital.  The Ascent Shares had a Closing Date fair value of $18,723,000.

In considering our liquidity requirements for 2016, we evaluated our known future commitments and obligations.  We will require the availability of funds to finance our strategy to grow through the acquisition of subscriber accounts. In 2014, we implemented a Radio Conversion Program in response to one of the nation's largest carriers announcing that it does not intend to support its 2G cellular network services beyond 2016. The Company has incurred $14,369,000 and $1,113,000 in connection with the Radio Conversion Program for the years ended December 31, 2015 and 2014, respectively. Additionally, we could incur incremental costs of $17,000,000 to $21,000,000 in 2016, as we replace or upgrade equipment used in those of our subscribers' security systems that operate over this carrier's network. As of December 31, 2015, we have approximately 41% of the 2G subscriber base remaining to convert from the 2G cellular network. We considered our expected cash flow as well as the borrowing capacity of our Credit Facility revolver, under which we could borrow an additional $181,750,000 as of December 31, 2015.  Based on this analysis, we expect that cash on hand, cash flow generated from operations and borrowings under our Credit Facility will provide sufficient liquidity, given our anticipated current and future requirements.

The existing long-term debt at December 31, 2015 includes the principal balance of $1,767,909,000 under our Senior Notes, the Ascent Intercompany Loan, our Credit Facility, and our Credit Facility revolver.  The Senior Notes have an outstanding principal balance of $585,000,000 as of December 31, 2015.  The Ascent Intercompany Loan had an outstanding principal balance of $100,000,000 as of December 31, 2015. The Credit Facility term loans have an outstanding principal balance of $949,659,000 as of December 31, 2015 and require principal payments of $1,375,000 per quarter with $403,784,000 becoming due on March 23, 2018 and the remaining amount becoming due April 9, 2022. The Credit Facility revolver has an outstanding balance of $133,250,000 as of December 31, 2015 and becomes due on December 22, 2017.

On February 29, 2016, the Board of Directors of Ascent Capital approved the contribution to the stated capital of the Company of $88,000,000 of the $100,000,000 outstanding principal amount under the Ascent Intercompany Loan. The remaining $12,000,000 principal amount will be reflected on an Amended and Restated Promissory Note, which is due on October 1, 2020 and will bear interest at a rate equal to 12.5% per annum, payable semi-annually in cash in arrears.

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

Contractual Obligations

Information concerning the amount and timing of required payments under our contractual obligations at December 31, 2015 is summarized below (amounts in thousands):

	Payments Due by Period
	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years	Total
Operating leases	$3,656	5,675	5,767	28,513	43,611
Long-term debt (a)	5,500	548,034	696,000	518,375	1,767,909
Other (b)	16,496	220	522	5,767	23,005
Total contractual obligations	$25,652	553,929	702,289	552,655	1,834,525

(a)         Amounts reflect principal amounts owed and therefore exclude net unamortized discount and deferred debt costs of $23,262,000.  Amounts also exclude interest payments which are based on variable interest rates.

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

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

Valuation of Subscriber Accounts

Subscriber accounts, which totaled $1,423,538,000 net of accumulated amortization, at December 31, 2015, relate primarily to the cost of acquiring portfolios of monitoring service contracts from independent dealers.  The subscriber accounts acquired in our account acquisitions were recorded at fair value under the acquisition method of accounting.  Subscriber accounts not acquired as part of a business combination are recorded at cost.  All direct external costs and certain internal costs, including bonus incentives related to account activation at LiveWatch, associated with the creation of subscriber accounts, including new subscriber contracts obtained in connection with a subscriber move, are capitalized.

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

Valuation of Trade Receivables

We must make estimates of the collectability of our trade receivables.  We perform extensive credit evaluations on the portfolios of subscriber accounts prior to acquisition and require no collateral on the accounts that are acquired.  We establish an allowance for doubtful accounts for estimated losses resulting from the inability of subscribers to make required payments.  Factors such as historical-loss experience, recoveries and economic conditions are considered in determining the sufficiency of the allowance to cover potential losses.  Our trade receivables balance was $13,622,000, net of allowance for doubtful accounts of $2,762,000, as of December 31, 2015.  As of December 31, 2014, our trade receivables balance was $13,796,000, net of allowance for doubtful accounts of $2,120,000.

Valuation of Deferred Tax Assets

In accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 740, Income Taxes, we review the nature of each component of our deferred income taxes for the ability to realize the future tax benefits.  As part of this review, we rely on the objective evidence of our current performance and the subjective evidence of estimates of our forecast of future operations.  Our estimates of realizability are subject to a high degree of judgment since they include such forecasts of future operations.  After consideration of all available positive and negative evidence and estimates, we have determined that it is more likely than not that we will not realize the tax benefits associated with our United States deferred tax assets and certain foreign deferred tax assets, and as such, we have a valuation allowance which totaled $64,986,000 and $32,782,000 as of December 31, 2015 and 2014, respectively.

Valuation of Goodwill

As of December 31, 2015, we had goodwill of $563,549,000, which represents approximately 27.2% of total assets.  Goodwill was recorded in connection with the Monitronics, Security Networks and LiveWatch acquisitions.  The Company accounts for its goodwill pursuant to the provisions of FASB ASC Topic 350, Intangibles — Goodwill and Other ("FASB ASC Topic 350").  In accordance with FASB ASC Topic 350, goodwill is not amortized, but rather tested for impairment at least annually.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of December 31, 2015, we have variable interest rate debt with principal amounts of $1,082,909,000.  As a result, we have exposure to changes in interest rates related to these debt obligations.  We use derivative financial instruments to manage the exposure related to the movement in interest rates.  As of December 31, 2015, we have seven outstanding derivatives with a net liability fair value of $13,470,000.  The derivatives are designated as hedges and were entered into with the intention of reducing the risk associated with variable interest rates on the debt obligations.  We do not use derivative financial instruments for trading purposes.

Tabular Presentation of Interest Rate Risk

The table below provides information about our debt obligations and derivative financial instruments that are sensitive to changes in interest rates. Interest rate swaps are presented at fair value and by maturity date. Debt amounts represent principal payments by maturity date.

	As of December 31, 2015
Year of Maturity	Fixed Rate Derivative Instruments, net (a)	Variable Rate Debt	Fixed Rate Debt	Total
	Amounts in thousands
2016	$—	5,500	—	5,500
2017	—	138,750	—	138,750
2018	8,610	409,284	—	417,894
2019	—	5,500	—	5,500
2020	—	5,500	685,000	690,500
2021	—	5,500	—	5,500
Thereafter	4,860	512,875	—	517,735
Total	$13,470	1,082,909	685,000	1,781,379

(a)        The derivative financial instruments reflected in this column include seven interest rate swaps.  The terms of the Company’s outstanding swap derivative instruments as of December 31, 2015 are as follows:

Notional	Effective Date	Maturity Date	Fixed Rate Paid	Variable Rate Received
$529,375,000	March 28, 2013	March 23, 2018	1.884%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor (a)
140,287,500	March 28, 2013	March 23, 2018	1.384%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor (a)
109,673,367	September 30, 2013	March 23, 2018	1.959%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor
109,673,367	September 30, 2013	March 23, 2018	1.850%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor
191,475,002	March 23, 2018	April 9, 2022	2.924%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor
250,000,000	March 23, 2018	April 9, 2022	2.810%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor
50,000,000	March 23, 2018	April 9, 2022	2.504%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor

(a)
On March 25, 2013, Monitronics negotiated amendments to the terms of these interest rate swap agreements, which were entered into in March 2012 (the "Existing Swap Agreements"), (as amended, the "Amended Swaps").  The Amended Swaps are held with the same counterparties as the Existing Swap Agreements.  Upon entering into the Amended Swaps, Monitronics simultaneously dedesignated the Existing Swap Agreements and redesignated the Amended Swaps as cash flow hedges for the underlying change in the swap terms.  The amounts previously recognized in accumulated other comprehensive loss relating to the dedesignation are recognized in interest expense over the remaining life of the Amended Swaps.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements are filed under this Item, beginning on page 32.  The financial statement schedules required by Regulation S-X are filed under Item 15 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chairman, president and principal accounting officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Executives concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2015 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in the Company’s internal control over financial reporting identified during the three months ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

The Company assessed the design and effectiveness of internal control over financial reporting as of December 31, 2015.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework (2013).

Based upon our assessment using the criteria contained in COSO, management has concluded that, as of December 31, 2015, Monitronics’ internal control over financial reporting is effectively designed and operating effectively.

The Company acquired LiveWatch during 2015, and management excluded from its assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2015, LiveWatch's internal control over financial reporting associated with total assets of $63,267,000 and total revenues of $14,734,000 included in the consolidated financial statements of the Company as of and for the year ended December 31, 2015.

The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by KPMG LLP, the independent registered public accounting firm that audited our financial statements.  Their report appears on page 33 of this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION

None.

Report of Independent Registered Public Accounting Firm

The Board of Directors
Monitronics International, Inc.

We have audited Monitronics International, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Monitronics International, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Monitronics International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the COSO.

Monitronics International, Inc. acquired LiveWatch Security, LLC. during 2015, and management excluded from its assessment of the effectiveness of Monitronics International, Inc.'s internal control over financial reporting as of December 31, 2015, LiveWatch Security, LLC’s internal control over financial reporting associated with total assets of $63,267,000 and total revenues of $14,734,000 included in the consolidated financial statements of Monitronics International, Inc. (and subsidiaries) as of and for the year ended December 31, 2015. Our audit of internal control over financial reporting of Monitronics International, Inc. also excluded an evaluation of the internal control over financial reporting of LiveWatch Security, LLC.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Monitronics International, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income (loss), and stockholder’s equity cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated March 7, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Dallas, Texas
March 7, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors
Monitronics International, Inc.

We have audited the accompanying consolidated balance sheets of Monitronics International, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income (loss), cash flows and stockholder’s equity for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Monitronics International, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 3 to the consolidated financial statements, during 2015, Monitronics International, Inc. adopted Financial Accounting Standards Board Accounting Standards Update ("ASU") 2015-03, Interest - Imputation of Interest (Subtopic 835-30) and ASU 2015-17, Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Monitronics International Inc.’s internal controls over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 7, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Dallas, Texas
March 7, 2016

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
Amounts in thousands, except share amounts

	As of December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$2,580	$1,953
Restricted cash	55	18
Trade receivables, net of allowance for doubtful accounts of $2,762 in 2015 and $2,120 in 2014	13,622	13,796
Prepaid and other current assets	9,890	7,559
Total current assets	26,147	23,326
Property and equipment, net of accumulated depreciation of $27,057 in 2015 and $24,254 in 2014	26,654	23,280
Subscriber accounts, net of accumulated amortization of $975,795 in 2015 and $736,824 in 2014	1,423,538	1,373,630
Dealer network and other intangible assets, net of accumulated amortization of $73,578 in 2015 and $54,077 in 2014	26,654	44,855
Goodwill	563,549	527,502
Other assets, net	3,725	4,569
Total assets	$2,070,267	$1,997,162
Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$8,621	$6,710
Accrued payroll and related liabilities	3,479	3,604
Other accrued liabilities	32,522	31,094
Deferred revenue	16,207	14,945
Holdback liability	16,386	19,046
Current portion of long-term debt	5,500	9,166
Total current liabilities	82,715	84,565
Non-current liabilities:
Long-term debt	1,739,147	1,619,624
Long-term holdback liability	3,786	5,156
Derivative financial instruments	13,470	5,780
Deferred income tax liability, net	13,191	9,204
Other liabilities	16,893	15,267
Total liabilities	1,869,202	1,739,596
Commitments and contingencies
Stockholder’s equity:
Common stock, $.01 par value. 1,000 shares authorized, issued and outstanding both at December 31, 2015 and December 31, 2014	—	—
Additional paid-in capital	361,228	336,540
Accumulated deficit	(146,617)	(74,169)
Accumulated other comprehensive income (loss)	(13,546)	(4,805)
Total stockholder’s equity	201,065	257,566
Total liabilities and stockholder’s equity	$2,070,267	$1,997,162

See accompanying notes to consolidated financial statements.

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income (Loss)
Amounts in thousands

	Year Ended December 31,
	2015	2014	2013
Net revenue	$563,356	539,449	451,033
Operating expenses:
Cost of services	110,246	93,600	74,136
Selling, general, and administrative, including stock-based compensation	106,287	87,943	77,162
Radio conversion costs	14,369	1,113	—
Amortization of subscriber accounts, dealer network and other intangible assets	258,668	253,403	208,760
Depreciation	10,066	9,019	7,327
Restructuring charges	—	952	1,111
Gain on disposal of operating assets, net	(5)	(71)	(2)
	499,631	445,959	368,494
Operating income	63,725	93,490	82,539
Other expense, net:
Interest expense	125,415	119,607	96,145
Refinancing expense	4,468	—	—
	129,883	119,607	96,145
Loss before income taxes	(66,158)	(26,117)	(13,606)
Income tax expense	6,290	3,600	3,081
Net loss	(72,448)	(29,717)	(16,687)
Other comprehensive income (loss):
Unrealized gain (loss) on derivative contracts, net	(8,741)	(4,879)	12,317
Total other comprehensive income (loss), net of tax	(8,741)	(4,879)	12,317
Comprehensive loss	$(81,189)	(34,596)	(4,370)

See accompanying notes to consolidated financial statements.

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Amounts in thousands

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net loss	$(72,448)	(29,717)	(16,687)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of subscriber accounts, dealer network and other intangible assets	258,668	253,403	208,760
Depreciation	10,066	9,019	7,327
Stock-based compensation	2,271	2,068	1,779
Deferred income tax expense	3,986	74	254
Gain on disposal of operating assets, net	(5)	(71)	(2)
Amortization of debt discount and deferred debt costs	6,506	5,485	4,404
Unrealized gain on derivative financial instruments	—	—	—
Refinancing expense	4,468	—	—
Other non-cash activity, net	14,132	7,550	7,564
Changes in assets and liabilities:
Trade receivables	(9,378)	(8,926)	(8,165)
Prepaid expenses and other assets	(4,115)	(1,306)	8,361
Subscriber accounts - deferred contract costs	(1,773)	—	—
Payables and other liabilities	(3,534)	(3,713)	1,054
Net cash provided by operating activities	208,844	233,866	214,649
Cash flows from investing activities:
Capital expenditures	(12,422)	(7,769)	(9,925)
Cost of subscriber accounts acquired	(266,558)	(268,160)	(234,914)
Cash paid for acquisition, net of cash acquired	(56,778)	—	(478,738)
Increase in restricted cash	(37)	22	2,600
Proceeds from disposal of operating assets	5	241	2
Other investing activities	—	(436)	(100)
Net cash used in investing activities	(335,790)	(276,102)	(721,075)
Cash flows from financing activities:
Proceeds from long-term debt	778,000	169,000	630,575
Payments on long-term debt	(666,640)	(127,166)	(133,048)
Payments of financing costs	(6,477)	—	(8,179)
Contribution from Ascent Capital	22,690	—	20,000
Dividend to Ascent Capital	—	(2,000)	(2,000)
Net cash provided by financing activities	127,573	39,834	507,348
Net increase in cash and cash equivalents	627	(2,402)	922
Cash and cash equivalents at beginning of period	1,953	4,355	3,433
Cash and cash equivalents at end of period	$2,580	1,953	4,355

Supplemental cash flow information:
State taxes paid	$3,245	2,734	2,365
Interest paid	117,840	111,409	88,250

See accompanying notes to consolidated financial statements.

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholder’s Equity
Amounts in thousands, except share amounts

	Common Stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholder’s equity
	Shares	Amount
Balance at December 31, 2012	1,000	—	298,932	(12,243)	(27,765)	258,924
Net loss	—	—	—	—	(16,687)	(16,687)
Other comprehensive income	—	—	—	12,317	—	12,317
Contributions from Ascent Capital	—	—	38,723	—	—	38,723
Dividends paid to Ascent Capital	—	—	(2,000)	—	—	(2,000)
Stock-based compensation	—	—	1,779	—	—	1,779
Value of shares withheld for tax liability	—	—	(396)			(396)
Balance at December 31, 2013	1,000	—	337,038	74	(44,452)	292,660
Net loss	—	—	—	—	(29,717)	(29,717)
Other comprehensive loss	—	—	—	(4,879)	—	(4,879)
Dividends paid to Ascent Capital	—	—	(2,000)	—	—	(2,000)
Stock-based compensation	—	—	1,918	—	—	1,918
Value of shares withheld for tax liability	—	—	(416)	—	—	(416)
Balance at December 31, 2014	1,000	—	336,540	(4,805)	(74,169)	257,566
Net loss	—	—	—	—	(72,448)	(72,448)
Other comprehensive loss	—	—	—	(8,741)	—	(8,741)
Contributions from Ascent Capital	—	—	22,690	—	—	22,690
Stock-based compensation	—	—	2,316	—	—	2,316
Value of Shares held for tax liability	—	—	(318)	—	—	(318)
Balance at December 31, 2015	1,000	$—	$361,228	$(13,546)	$(146,617)	$201,065

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

On December 17, 2010, Ascent Capital Group, Inc. (“Ascent Capital”) acquired 100% of the outstanding capital stock of the Company through the merger of Mono Lake Merger Sub, Inc. (“Merger Sub”), a direct wholly owned subsidiary of Ascent Capital established to consummate the merger, with and into the Company, with the Company as the surviving corporation in the merger (the “Monitronics Acquisition”). On August 16, 2013, Monitronics acquired all of the equity interests of Security Networks LLC (“Security Networks”) and certain affiliated entities (the “Security Networks Acquisition”). On February 23, 2015, Monitronics acquired LiveWatch Security, LLC ("LiveWatch"), a Do-It-Yourself home security firm, offering professionally monitored security services through a direct-to-consumer sales channel (the "LiveWatch Acquisition").

The consolidated financial statements contained in this Annual Report have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for all periods presented.

The Company has reclassified certain prior period amounts to conform to the current period's presentation including the adoption of Accounting Standards Update ("ASU") 2015-03, Interest-Imputation of Interest (Subtopic 835-30) and ASU 2015-17, Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes. See note 3, Recent Accounting Pronouncements for the changes in the presentation of those items. Additionally, the Company has reclassified certain prior period amounts related to Radio conversion costs to conform to the current period's presentation. These costs were previously reported in Cost of services on the Consolidated Statements of Operations and Other Comprehensive Income (Loss). Radio conversion costs represent all direct costs incurred by Monitronics during the subscribers' alarm monitoring system upgrade in relation to the Company's' Radio Conversion Program as well as indirect retention costs for impacted subscribers. The Radio Conversion program was implemented in 2014 in response to one of the nation's largest carriers announcing that it does not intend to support its 2G cellular services beyond 2016.

(2)    Summary of Significant Accounting Policies

Consolidation Principles

The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries over which the Company exercises control. All intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers investments with original purchased maturities of three months or less when acquired to be cash equivalents.

Restricted Cash

Restricted cash is cash that is restricted for a specific purpose and cannot be included in the cash and cash equivalents account.

Trade Receivables

Trade receivables consist primarily of amounts due from customers for recurring monthly monitoring services over a wide geographical base.  The Company performs extensive credit evaluations on the portfolios of subscriber accounts prior to acquisition and requires no collateral on the accounts that are acquired.  The Company has established an allowance for doubtful accounts for estimated losses resulting from the inability of subscribers to make required payments.  Factors such as historical-loss experience, recoveries and economic conditions are considered in determining the sufficiency of the allowance to cover potential losses.  The allowance for doubtful accounts as of December 31, 2015 and 2014 was $2,762,000 and $2,120,000, respectively.

A summary of activity in the allowance for doubtful accounts is as follows (amounts in thousands):

	Balance Beginning of Year	Charged to Expense	Write-Offs and Other	Balance End of Year
2015	$2,120	9,735	(9,093)	2,762
2014	$1,937	8,149	(7,966)	2,120
2013	$1,436	7,342	(6,841)	1,937

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

Fair Value of Financial Instruments

Fair values of cash equivalents, current accounts receivable and current accounts payable approximate the carrying amounts because of their short-term nature.  The Company’s debt instruments are recorded at amortized cost on the consolidated balance sheet.  See note 10, Fair Value Measurements, for further fair value information on the Company’s debt instruments.

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

Subscriber Accounts

Subscriber accounts primarily relate to the cost of acquiring monitoring service contracts from independent dealers.  The subscriber accounts acquired in the Monitronics, Security Networks and the LiveWatch acquisitions were recorded at fair value under the acquisition method of accounting.  All other acquired subscriber accounts are recorded at cost.  All direct external costs associated with the creation of subscriber accounts and certain internal direct costs, including bonus incentives for account activations at LiveWatch, are capitalized and and amortized over fifteen years using a declining balance method beginning in the month following the date of acquisition.

The costs of subscriber accounts acquired in the Monitronics, Security Networks and LiveWatch acquisitions, as well as certain accounts acquired in bulk purchases, are amortized using the 14-year 235% declining balance method.  The costs of all other subscriber accounts are amortized using the 15-year 220% declining balance method, beginning in the month following the date of acquisition.  The amortization methods were selected to provide an approximate matching of the amortization of the subscriber accounts intangible asset to estimated future subscriber revenues based on the projected lives of individual subscriber contracts.  Amortization of subscriber accounts was $238,800,000, $233,327,000 and $195,010,000 for the fiscal years ended December 31, 2015, 2014 and 2013, respectively.

Based on subscriber accounts held at December 31, 2015, estimated amortization of subscriber accounts in the succeeding five fiscal years ending December 31 is as follows (amounts in thousands):

2016	$220,860
2017	$186,295
2018	$157,168
2019	$132,735
2020	$117,419

The Company reviews the subscriber accounts at least annually for impairment or a change in amortization method and period whenever events or changes indicate that the carrying amount of the asset may not be recoverable or the life should be shortened.  For purposes of recognition and measurement of an impairment loss, the Company views subscriber accounts as a single pool because of the assets’ homogeneous characteristics, and the pool of subscriber accounts is the lowest level for which identifiable cash flows are largely independent of the cash flows of the other assets and liabilities.

Dealer Network and Other Intangible Assets

Dealer network is an intangible asset that relates to the dealer relationships that were acquired as part of the Monitronics Acquisition and the Security Networks Acquisition.  Other intangible assets consist of non-compete agreements signed by the seller of Security Networks and certain key Security Networks executives and the LiveWatch trade mark asset.  These intangible assets will be amortized on a straight-line basis over their estimated useful lives of five years.  Amortization of dealer network and other intangible assets was $19,501,000, $19,780,000 and $13,717,000 for the fiscal years ended December 31, 2015, 2014 and 2013, respectively.

The Company reviews the dealer network and other intangible assets at least annually for impairment or a change in amortization period whenever events or changes indicate that the carrying amount of the assets may not be recoverable or the lives should be shortened.

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

Deferred Financing Costs

Deferred financing costs are recorded as a reduction to long-term debt when the related debt is issued or when revolving credit lines increase the borrowing capacity of the Company.  Deferred financing costs are amortized over the term of the related debt using the effective interest method.

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

Revenue Recognition

Revenue is generated from security alarm monitoring and related services provided by the Company and its subsidiaries.  Revenue related to alarm monitoring services is recognized ratably over the life of the contract.  Revenue related to maintenance and other services is recognized as the services are rendered.  Deferred revenue includes payments for monitoring services to be provided in future periods. Additionally, equipment sales are recognized as the equipment is shipped to the customer.

Income Taxes

The Company accounts for income taxes under FASB ASC Topic 740, Income Taxes ("FASB ASC Topic 740"), which prescribes an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than proposed changes in the tax law or rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

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

Share-Based Compensation

The Company accounts for share-based awards pursuant to FASB ASC Topic 718, Compensation — Stock Compensation ("FASB ASC Topic 718"), which requires companies to measure the cost of employee services received in exchange for an award of equity instruments (such as stock options and restricted stock) based on the grant-date fair value of the award, and to recognize that cost over the period during which the employee is required to provide service (usually the vesting period of the award).

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

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30). Under this update, the cost of issuing debt will no longer be recorded as a separate asset, unless it is incurred before the receipt of the funding from the associated debt liability. Instead, debt issuance costs will be presented as a direct deduction from the debt liability, similar to the presentation of debt discounts. The costs will continue to be amortized to interest expense using the effective interest rate method. The ASU requires retrospective application to all prior periods presented in the financial statements and is effective for annual and interim periods beginning after December 15, 2015. The Company elected to early adopt the ASU for the financial statements ending December 31, 2015, The change reclassified $20,918,000 from other assets net to long-term debt on the consolidated balance sheet for the period ending December 31, 2014. The adoption of the ASU did not impact results of operations or cash flows.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805). Under the update, an acquirer in a business combination is no longer required to account for measurement-period adjustments retrospectively, and, instead, will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment. The effective date of the standard is for fiscal years beginning after December 15, 2015, and interim periods within those years. The Company does not expect the impact of adopting this ASU to be material to the Company's financial statements and related disclosures.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes. Under the update, deferred taxes would be classified as noncurrent in the statement of financial position instead of being separated into current and non-current amounts. The ASU is effective for financial statements issued after January 1, 2017 with early adoption permitted. Additionally, the Company may apply the standard either prospectively or retrospectively. The Company elected to early adopt the ASU for the financial statements ending December 31, 2015 and to apply the change retrospectively. The change reclassified $6,567,000 from the current asset for deferred income taxes, net to the non-current deferred income tax liability, Net for the period ending December 31, 2014 on the consolidated balance sheet. The adoption of the ASU did not impact results of operations or cash flows.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 requires the lessee to recognize assets and liabilities for leases with lease terms of more than twelve months. For leases with a term of twelve months or less, the Company is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. Further, the lease requires a finance lease to recognize both an interest expense and an amortization of the associated expense. Operating leases generally recognize the associated expense on a straight line basis. ASU 2016-02 requires the Company to adopt the standard using a modified retrospective approach and adoption beginning on January 1, 2019. The Company is currently evaluating the impact that ASU 2016-02 will have on its financial position, results of operations and cash flows.

(4)    Acquisitions

The Company accounts for business combinations utilizing the acquisition method in accordance with FASB ASC Topic 805, Business Combinations. Under the acquisition method of accounting, the fair value of the consideration transferred has been allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their preliminary estimates of fair value.

LiveWatch Acquisition

On February 23, 2015 ("the Closing Date"), the Company acquired LiveWatch for a purchase price of approximately $61,550,000 (the "LiveWatch Purchase Price"). The LiveWatch Purchase Price includes approximately $3,988,000 of cash transferred directly to LiveWatch to fund transaction bonuses payable to LiveWatch employees as of the Closing Date. This cash is not included in the fair value of consideration transferred for the LiveWatch Acquisition. The LiveWatch Purchase Price also includes post-closing adjustments of $435,000 which were paid in the third quarter of 2015. The LiveWatch acquisition was funded by borrowings from the Company's revolving credit facility, as well as cash contributions from Ascent Capital.

In connection with the LiveWatch Acquisition, Monitronics entered into employment agreements with certain key members of the LiveWatch management team which provide for retention bonuses of $5,400,000 (the "LiveWatch Retention Bonuses") to be paid on the second anniversary of the Closing Date, and performance based bonus arrangements payable on the fourth anniversary of the Close Date (the "LiveWatch Performance Bonuses"). The LiveWatch Performance Bonuses are estimated to yield an aggregate payout of approximately $7,600,000. The LiveWatch Retention Bonuses and LiveWatch Performance Bonuses (together, the "LiveWatch Acquisition Contingent Bonuses") are contingent upon the continued employment of the key members of the LiveWatch management team. As such, the LiveWatch Acquisition Contingent Bonuses are expensed ratably over the service period based on the estimated value of the payouts. For the year ended December 31, 2015, the Company recognized $3,930,000 related to the LiveWatch Acquisition Contingent Bonuses, which are included in Selling, general and administrative expense in the consolidated statements of operations and comprehensive income (loss).

The table below represents the fair value of the assets and liabilities assumed in the LiveWatch Acquisition (dollars in thousands):

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

The Company's results of operations for the period ended December 31, 2015 include the operations of LiveWatch from the Closing Date. The effect of the LiveWatch Acquisition was not material to the Company's consolidated results for the periods presented and, accordingly, proforma financial disclosures have not been presented.

Security Networks Acquisition

On August 16, 2013 (the "Closing Date"), the Company acquired all of the equity interests of Security Networks and certain affiliated entities.  The purchase price (the "Security Networks Purchase Price") of $500,557,000 consisted of $481,834,000 in cash and 253,333 shares of Ascent Capital’s Series A common stock, par value $0.01 per share, with a Closing Date fair value of $18,723,000.  The Security Networks Purchase Price includes post-closing adjustments of $1,057,000. The Company recognized goodwill of $177,289,000.

(5)    Property and Equipment

Property and equipment consist of the following (amounts in thousands):

	As of December 31,
	2015	2014
Property and equipment, net:
Buildings and leasehold improvements	$1,222	$3,359
Machinery and equipment	52,489	44,175
	53,711	47,534
Accumulated depreciation	(27,057)	(24,254)
	$26,654	23,280

Depreciation expense for property and equipment was $10,066,000, $9,019,000 and $7,327,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

(6)    Goodwill

The following table provides the activity and balances of goodwill (amounts in thousands):

Balance at December 31, 2013	$527,502
Period activity	—
Balance at December 31, 2014	527,502
LiveWatch Acquisition	36,047
Balance at December 31, 2015	$563,549

The Company accounts for its goodwill pursuant to the provisions of FASB ASC Topic 350, Intangibles - Goodwill and Other("FASB ASC Topic 350"). In accordance with FASB ASC Topic 350, goodwill is not amortized, but rather tested for impairment annually or if an event occurs, or circumstances change, that indicate the fair value of the entity may be below its carrying amount (a "triggering event"). In connection with the Company's annual goodwill impairment assessment, which is performed in the fourth quarter using October 31 balances, the Company did not record an impairment loss to goodwill.

As of December 31, 2015, the Company determined that a triggering event had occurred due to a sustained decrease in Ascent Capital's market capitalization. In response to the triggering event, the Company performed a goodwill impairment test in accordance with FASB ASC Topic 350 and determined that there was no impairment.

(7)          Other Accrued Liabilities

Other accrued liabilities consisted of the following (amounts in thousands):

	December 31, 2015	December 31, 2014
Interest payable	$18,226	$18,251
Income taxes payable	2,603	3,494
Legal accrual	145	222
Other	11,548	9,127
Total Other accrued liabilities	$32,522	$31,094

(8)          Long-Term Debt

Long-term debt consisted of the following (amounts in thousands):

	December 31, 2015	December 31, 2014
9.125% Senior Notes due April 1, 2020 with an effective rate of 9.4%	$576,241	$574,517
9.868% Promissory Note to Ascent Capital due October 1, 2020 with an effective rate of 9.868%	100,000	100,000
Term loans, mature March 23, 2018, LIBOR plus 3.25%, subject to a LIBOR floor of 1.00% with an effective rate of 5.0%	394,938	885,928
Term loans, mature April 9, 2022, LIBOR plus 3.5%, subject to a LIBOR floor of 1.00% with an effective interest rate of 5.1%	542,420	—
$315 million revolving credit facility, matures December 22, 2017, LIBOR plus 3.75%, subject to a LIBOR floor of 1.00% with an effective rate of 6.7%	131,048	68,345
	1,744,647	1,628,790
Less current portion of long-term debt	(5,500)	(9,166)
Long-term debt	$1,739,147	$1,619,624

Senior Notes

On July 17, 2013, the Company closed on a $175,000,000 privately placed debt offering of 9.125% Senior Notes (the “New Senior Notes”).  In December 2013, the Company completed an exchange of the New Senior Notes for identical securities in a registered offering under the Securities Act of 1933, as amended.

The New Senior Notes, together with the existing $410,000,000 of 9.125% Senior Notes due 2020 (collectively, the “Senior Notes”), total $585,000,000 in principal, mature on April 1, 2020 and bear interest at 9.125% per annum.  Interest payments are due semi-annually on April 1 and October 1 of each year. As of December 31, 2015, the senior notes had deferred financing costs, net of accumulated amortization of $8,760,000.

The Senior Notes are guaranteed by all of the Company’s existing domestic subsidiaries.  See note 19, Consolidating Guarantor Financial Information for further information. Ascent Capital has not guaranteed any of the Company’s obligations under the Senior Notes.

Ascent Intercompany Loan

On August 16, 2013, in connection with the Security Networks Acquisition, the Company executed and delivered a Promissory Note to Ascent Capital in a principal amount of $100,000,000 (the “Intercompany Loan”).  The entire principal amount under the Intercompany Loan is due on October 1, 2020.  The Company may prepay any portion of the balance of the Intercompany Loan at any time from time to time without fee, premium or penalty (subject to certain financial covenants associated with the Company’s other indebtedness).  Any unpaid balance of the Intercompany Loan bears interest at a rate equal to 9.868% per annum, payable semi-annually in cash in arrears on January 12 and July 12 of each year, commencing on January 12, 2014.  Borrowings under the Intercompany Loan constitute unsecured obligations of the Company and are not guaranteed by any of the Company’s subsidiaries.

On February 29, 2016, the Board of Directors of Ascent Capital approved the contribution to the stated capital of the Company of $88,000,000 of the $100,000,000 outstanding principal amount under the Ascent Intercompany Loan. The remaining $12,000,000 principal amount will be reflected on an Amended and Restated Promissory Note, which is due on October 1, 2020 and will bear interest at a rate equal to 12.5% per annum, payable semi-annually in cash in arrears. See note 20, Subsequent Events for further information.

Credit Facility

On February 17, 2015, Monitronics entered into an amendment ("Amendment No. 4") with the lenders of its existing senior secured credit agreement dated March 23, 2012, and amended and restated on August 16, 2013, March 25, 2013 and November 7, 2012 (the "Existing Credit Agreement"). Amendment No. 4 provided for, among other things, the increased commitment under the revolving credit facility in a principal amount of $315,000,000.

On April 9, 2015, Monitronics entered into Amendment No. 5 ("Amendment No. 5") to its Existing Credit Agreement. Pursuant to Amendment No. 5, Monitronics completed the issuance of an incremental $550,000,000 senior secured Term Loan B offering at a 0.5% discount with a maturity date of April 9, 2022 (the "2022 Term Loans"). Monitronics use the net proceeds to retire approximately $492,000,000 of its existing term loans due March 2018 (the "2018 Term Loans") and repaid $49,900,000 of its revolving credit facility. Amendment No 5 (the Existing Agreement together with Amendment No. 4 and Amendment No. 5, the "Credit Facility") also incorporates certain covenant changes, including the removal of the third quarter 2015 step downs of the senior secured and total leverage ratios, both as defined in the Credit Facility.

The 2018 Term Loans bear interest at LIBOR plus 3.25%, subject to a LIBOR floor of 1.00%, and mature on March 23, 2018. Interest on the 2018 Term Loans are due quarterly with the principal due at maturity. The 2022 Term Loans bear interest at LIBOR plus 3.5%, subject to a LIBOR floor of 1.00% Principal payments of approximately $1,375,000 and interest on the term loans are due quarterly on the 2022 Term Loans. The Credit Facility revolver bears interest at LIBOR plus 3.75%, subject to a LIBOR floor of 1.00%, and matures on December 22, 2017. There is an annual commitment fee of 0.5% on unused portions of the Credit Facility revolver. As of December 31, 2015, $181,750,000 is available for borrowing under the revolving credit facility. As of December 31, 2015, the Company has deferred debt costs, net of accumulated amortization, of $9,058,000 related to the Credit Facility.

The Credit Facility is secured by a pledge of all of the outstanding stock of Monitronics and all of its existing subsidiaries and is guaranteed by all of Monitronics’ existing domestic subsidiaries. Ascent Capital has not guaranteed any of Monitronics’ obligations under the Credit Facility.

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

In order to reduce the financial risk related to changes in interest rates associated with the floating rate term loans under the Credit Facility term loans, Monitronics has entered into interest rate swap agreements with terms similar to the Credit Facility term loans (all outstanding interest rate swap agreements are collectively referred to as the “Swaps”). The Swaps have been designated as effective hedges of the Company’s variable rate debt and qualify for hedge accounting. As a result of these interest rate swaps, Monitronics' current effective weighted average interest rate on the borrowings under the Credit Facility term loans is 5.15%. See note 9, Derivatives, for further disclosures related to these derivative instruments. .

The terms of the Senior Notes and the Credit Facility provide for certain financial and nonfinancial covenants.  As of December 31, 2015, the Company was in compliance with all required covenants.

Principal payments scheduled to be made on the Company’s debt obligations are as follows (amounts in thousands):

2016	$5,500
2017	138,750
2018	409,284
2019	5,500
2020	690,500
2021	5,500
Thereafter	512,875
Total principal payments	1,767,909
Less:
Unamortized discounts, premium and deferred debt costs, net	23,262
Total debt on consolidated balance sheet	$1,744,647

(9)           Derivatives

The Company utilizes interest rate swap agreements to reduce the interest rate risk inherent in the Company's variable rate Credit Facility term loans.  The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatility. The Company incorporates credit valuation adjustments to appropriately reflect the respective counterparty’s nonperformance risk in the fair value measurements.  See note 10, Fair Value Measurements, for additional information about the credit valuation adjustments.

At December 31, 2015, derivative financial instruments include seven interest rate swaps with a fair value $13,470,000, that constitute a liability of the Company.  At December 31, 2014, derivative financial instruments include one interest rate swap with a fair value of $1,123,000, that constitute an asset of the Company and three interest rate swaps with a fair value $5,780,000 that constitute a liability of the Company.   The Swaps are included in other assets, net and derivative financial instruments on the consolidated balance sheets. As of December 31, 2015 and 2014 no amounts were offset for certain derivatives' fair value that were recognized under a master netting agreement with the same counterparty.

The objective of the swap derivative instruments was to reduce the risk associated with the Company's term loan variable interest rates.  In effect, the swap derivative instruments convert variable interest rates into fixed interest rates on the Company’s term loan borrowings.

All of the Swaps are designated and qualify as cash flow hedging instruments, with the effective portion of the Swaps' change in fair value recorded in accumulated other comprehensive income (loss).  Any ineffective portions of the Swaps' change in fair value are recognized in current earnings in interest expense.  Changes in the fair value of the Swaps recognized in accumulated other comprehensive income (loss) are reclassified to Interest expense when the hedged interest payments on the underlying debt are recognized.  Amounts in accumulated other comprehensive income (loss) expected to be recognized in Interest expense in the coming 12 months total approximately $7,092,000.

The Swaps’ outstanding notional balance as of December 31, 2015 and terms are noted below:

Notional	Effective Date	Maturity Date	Fixed Rate Paid	Variable Rate Received
$529,375,000	March 28, 2013	March 23, 2018	1.884%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor (a)
140,287,500	March 28, 2013	March 23, 2018	1.384%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor (a)
109,673,367	September 30, 2013	March 23, 2018	1.959%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor
109,673,367	September 30, 2013	March 23, 2018	1.850%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor
191,475,002	March 23, 2018	April 9, 2022	2.924%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor
250,000,000	March 23, 2018	April 9, 2022	2.810%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor
50,000,000	March 23, 2018	April 9, 2022	2.504%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor

(a)
On March 25, 2013, the Company negotiated amendments to the terms of these interest rate swap agreements, which were entered into in March 2012 (the "Existing Swap Agreements") (as amended, the “Amended Swaps”).  The Amended Swaps are held with the same counterparties as the Existing Swap Agreements.  Upon entering into the Amended Swaps, the Company simultaneously dedesignated the Existing Swap Agreements and redesignated the Amended Swaps as cash flow hedges for the underlying change in the swap terms.  The amounts previously recognized in accumulated other comprehensive (loss) relating to the dedesignation are recognized in Interest expense over the remaining life of the Amended Swaps.

The impact of the derivatives designated as cash flow hedges on the consolidated financial statements is depicted below (amounts in thousands):

	Year Ended December 31,
	2015	2014	2013
Effective portion of gain (loss) recognized in Accumulated other comprehensive income (loss)	$(16,041)	(12,560)	7,014
Effective portion of loss reclassified from Accumulated other comprehensive income (loss) into Net loss (a)	$(7,300)	(7,681)	(5,303)
Ineffective portion of amount of gain (loss) recognized into Net loss on interest rate swaps (a)	$(119)	(46)	24

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

The following summarizes the fair value level of assets and liabilities that are measured on a recurring basis at December 31, 2015 and December 31, 2014 (amounts in thousands):

	Level 1	Level 2	Level 3	Total
December 31, 2015
Derivative financial instruments - liabilities	—	(13,470)	—	(13,470)
Total	$—	(13,470)	—	(13,470)
December 31, 2014
Derivative financial instruments - assets (a)	$—	1,123	—	1,123
Derivative financial instruments - liabilities	—	(5,780)	—	(5,780)
Total	$—	(4,657)	—	(4,657)

(a)	Included in Other assets, net on the consolidated balance sheets.

The Company has determined that the majority of the inputs used to value the Swaps fall within Level 2 of the fair value hierarchy.  As a result, the Company has determined that its derivative valuations are classified in Level 2 of the fair value hierarchy.

Carrying values and fair values of financial instruments that are not carried at fair value are as follows (amounts in thousands):

	December 31, 2015	December 31, 2014
Long term debt, including current portion:
Carrying value	$1,744,647	$1,628,790
Fair value (a)	1,603,375	1,605,255

(a)	T he fair value is based on valuations from third party financial institutions and is classified as Level 2 in the hierarchy.

The Company’s other financial instruments, including cash and cash equivalents, accounts receivable and accounts payable are carried at cost, which approximates their fair value because of their short-term maturity.

(11)           Restructuring Charges

In connection with the Security Networks Acquisition, management approved a restructuring plan to transition Security Networks’ operations in West Palm Beach and Kissimmee, Florida to Dallas, Texas (the "2013 Restructuring Plan").  The 2013 Restructuring Plan provided certain Security Networks' employees with a severance package that entitled them to receive benefits upon completion of the transition in 2014.  Severance costs related to the 2013 Restructuring Plan were recognized ratably over the future service period.  No restructuring charges were recognized during 2015. During the years ended December 31, 2014 and December 31, 2013, the Company recognized $952,000 and $1,111,000, respectively of restructuring charges related to employee termination benefits under the 2013 Restructuring Plan. The transition of Security Networks' operations to Dallas was completed in the second quarter of 2014.

The following tables provide the activity and balances of the Company’s restructuring plan (amounts in thousands):

	December 31, 2014	Additions	Payments	Other	December 31, 2015
2013 Restructuring Plan
Severance and retention	$134	—	(134)	—	—

	December 31, 2013	Additions	Payments	Other	December 31, 2014
2013 Restructuring Plan
Severance and retention	$1,570	952	(2,388)	—	134

	December 31, 2012	Additions	Payments	Other		December 31, 2013
2013 Restructuring Plan
Severance and retention	$—	1,111	(33)	492	(a)	1,570

(a)        Amount was recorded upon the acquisition of Security Networks.

(12)    Income Taxes

Components of pretax income (loss) from continuing operations are as follows(amounts in thousands):

	Year Ended December 31,
	2015	2014	2013
Current:
Federal	$—	—	—
State	2,304	3,526	2,827
	2,304	3,526	2,827
Deferred:
Federal	3,895	3,292	(3,343)
State	91	(3,218)	3,597
	3,986	74	254
Total income tax expense	$6,290	3,600	3,081

Income tax expense differs from the amounts computed by applying the United States federal income tax rate of 35% as a result of the following (amounts in thousands):

	Year Ended December 31,
	2015	2014	2013
Computed expected tax benefit	$(23,155)	(9,141)	(4,762)
State and local income taxes, net of federal income taxes	1,556	200	4,176
Change in valuation allowance affecting tax expense	24,149	9,322	1,760
Expense (income) not resulting in tax impact	(155)	(73)	426
Amortization of indefinite-lived assets	3,890	3,292	1,481
Other, net	5	—	—
Income tax expense	$6,290	3,600	3,081

Components of deferred tax assets and liabilities as of December 31, 2015 and 2014 are as follows (amounts in thousands):

	As of December 31,
	2015	2014
Accrued receivable reserves	$1,717	$1,130
Accrued liabilities	8,626	7,293
Net operating loss carryforwards	165,740	134,485
Derivative financial instruments	4,994	1,682
Business credits	1,438	1,466
Other deferred tax assets	4,508	3,579
Valuation allowance	(64,986)	(32,782)
Total deferred tax assets	122,037	116,853
Intangible assets	(133,248)	(123,068)
Property, plant and equipment	(1,980)	(2,989)
Other deferred tax liabilities	—	—
Total deferred tax liabilities	(135,228)	(126,057)
Net deferred tax liabilities	$(13,191)	$(9,204)
For the year ended December 31, 2015, the valuation allowance increased by $32,204,000.  The change in the valuation allowance is attributable to an increase of $24,149,000 related to federal income tax expense, an increase of $3,312,000 related to changes in the derivative fair values recorded in other comprehensive income and $4,743,000 of other adjustments to deferred taxes.

As of December 31, 2015, the Company had $456,165,000 of federal net operating loss carryforwards, which begin to expire, if unused, in 2024. Approximately $129,521,000 of the Company’s federal net operating losses are subject to IRC Section 382 limitations.  In addition, the Company had available for federal income tax purposes an alternative minimum tax credit carryforward of $426,000, which is available for an indefinite period. As of December 31, 2015, the Company had available for state income tax purposes net operating loss carryforwards of $146,225,000 and state tax credits of $1,012,000, the latter of which will expire in 2026.

As of December 31, 2015, the Company’s federal income tax returns for the 2012 through 2015 tax years remain subject to examination by the IRS.  The Company’s state income tax returns subsequent to 2010 are subject to examination by state tax authorities.

A reconciliation of the beginning and ending amount of uncertain tax positions, which is recorded in other long term liabilities, is as follows (amounts in thousands):

	Year Ended December 31,
	2015	2014	2013
As of the beginning of the year	$191	247	247
Increases for tax positions of current years	2	4	—
Reductions for tax positions of prior years	—	(60)	—
As of the end of the year	$193	191	247

When the tax law requires interest to be paid on an underpayment of income taxes, the Company recognizes interest expense from the first period the interest would begin accruing according to the relevant tax law. Any accrual of interest and penalties related to underpayment of income taxes on uncertain tax positions is included in Income tax expense in the accompanying consolidated statements of operations. As of December 31, 2015 accrued interest and penalties related to uncertain tax positions were approximately $69,000.  The Company does not expect a significant change in uncertain tax positions in the next twelve months.

(13)    Stock-based and Long-Term Compensation

During 2015, 2014 and 2013, certain employees of Monitronics were granted stock-based awards of Ascent Capital Series A common stock under Ascent Capital's 2008 Incentive Plan and Ascent Capital's 2015 Omnibus Incentive Plan.

Stock Options

Ascent Capital makes awards of non-qualified stock options for Ascent Capital Series A common stock to certain employees.  The exercise price is typically granted as the closing share price for Ascent Capital Series A common stock as of the grant date.  The awards generally have a life of five to seven years and vest over two to four years.

The grant date fair value of the Ascent Capital stock options granted to Monitronics' employees was calculated using the Black-Scholes model. There were no options granted in 2015, 2014 and 2013.

The following table presents the number and weighted average exercise price ("WAEP") of outstanding options to purchase Ascent Capital Series A common stock that were granted to certain Monitronics employees:

	Series A common stock	WAEP
Outstanding at January 1, 2015	222,410	$49.36
Granted	—	—
Exercised	—	—
Forfeited	(20,268)	54.11
Outstanding at December 31, 2015	202,142	48.88
Exercisable at December 31, 2015	189,605	$48.57

There was no intrinsic value for both outstanding stock option awards and exercisable stock option awards at December 31, 2015. The weighted average remaining contractual life of outstanding and exercisable awards at December 31, 2015 was 2.4 years and 2.3 years, respectively.

Restricted Stock Awards and Restricted Stock Units

Ascent Capital makes awards of restricted stock and restricted stock units for its Series A common stock to certain Monitronics employees.  The fair values for the restricted stock awards and restricted stock units are the closing price of Ascent Capital Series A common stock on the applicable dates of grants.  Upon the grant of the restricted stock award, the recipient receives a stock certificate that cannot be transfered or sold until the vesting criteria have been met. A restricted stock unit is not issued until the vesting criteria have been met. The awards generally vest over two to five years.

The following table presents the number and weighted average fair value ("WAFV") of unvested restricted stock awards granted to certain Monitronics employees:

	Series A common stock	WAFV
Outstanding at January 1, 2015	61,550	$52.64
Granted	85,220	29.34
Vested	(36,492)	46.15
Canceled	(11,587)	57.29
Outstanding at December 31, 2015	98,691	$34.38

The following table presents the number and WAFV of unvested restricted stock units granted to certain Monitronics employees:

	Series A Restricted Stock Units	WAFV
Outstanding at January 1, 2015	—	$—
Granted	50,000	42.34
Vested	—	—
Canceled	—	—
Outstanding at December 31, 2015	50,000	$42.34

As of December 31, 2015, the total compensation cost related to unvested equity awards was approximately $4,512,000.  Such amount will be recognized in the consolidated statements of operations over a period of approximately 3 years.

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

The change in the components of accumulated other comprehensive income (loss), net of taxes, is summarized as follows (amounts in thousands):

	Unrealized Gains and Losses on Derivative Instruments, net (a)	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2012	$(12,243)	$(12,243)
Gain (loss) through Accumulated other comprehensive income	7,014	7,014
Reclassification into net income	5,303	5,303
Balance at December 31, 2013	74	74
Gain (loss) through Accumulated other comprehensive income	(12,560)	(12,560)
Reclassification into net income	7,681	7,681
Balance at December 31, 2014	(4,805)	(4,805)
Unrealized loss on derivatives recognized through Accumulated other comprehensive income (loss)	(16,041)	(16,041)
Reclassifications of unrealized loss on derivatives into net income	7,300	7,300
Balance at December 31, 2015	$(13,546)	$(13,546)

(a)     No income taxes were recorded on the unrealized loss on derivative instrument amounts for 2015, 2014 and 2013 because the Company is subject to a full valuation allowance.  Amounts reclassified into net income are included in Interest expense on the consolidated statement of operations.  See note 9, Derivatives, for further information.

(15)    Employee Benefit Plans

The Company offers a 401(k) defined contribution plan covering its full-time employees. The plan is funded by employee and employer contributions.  Total 401(k) plan expense for the years ended December 31, 2015, 2014 and 2013 was $127,000, $71,000 and $116,000, respectively.

(16)    Commitments and Contingencies

Contractual Obligations

Future minimum lease payments under scheduled operating leases, which are primarily for buildings and equipment, having initial or remaining noncancelable terms in excess of one year are as follows (in thousands):

Year ended December 31:
2016	$3,656
2017	2,822
2018	2,854
2019	2,891
2020	2,875
Thereafter	28,513
$43,611

Rent expense for noncancelable operating leases for real property and equipment was approximately $3,383,000, $3,230,000 and $2,262,000 for the years ended December 31, 2015, 2014 and 2013, respectively. Various lease arrangements contain options to extend terms and are subject to escalation clauses.

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

(17)    Reportable Business Segments

Description of Segments

The Company operates through two reportable business segments according to the nature and economic characteristics of its services as well as the manner in which the information issued internally by the Company's key decision maker, who is the Company's Chief Executive Officer. The Company's business segments are as follows:

Monitronics

The Monitronics segment is primarily engaged in the business of providing security alarm monitoring services: monitoring signals arising from burglaries, fires, medical alerts and other events through security systems at subscribers' premises, as well as providing customer service and technical support. Monitronics outsources the sales, installation and most of its field service functions to its dealers. By outsourcing the low margin, high fixed-cost elements of its business to a large network of independent service providers, Monitronics is able to allocate capital to growing its revenue-generating account base rather than to local offices or depreciating hard assets.

LiveWatch

LiveWatch is a do-it-yourself ("DIY") home security provider offering professionally monitored security services through a direct-to-consumer sales channel. LiveWatch offers a differentiated go-to-market strategy through direct response TV, internet and radio advertising. When a customer initiates the process to obtain monitoring services, LiveWatch pre-configures the alarm monitoring system based on customer specifications. LiveWatch then packages and ships the equipment directly to the customer. The customer self-installs the equipment on-site and activates the monitoring service over the phone.

The business segment management reporting and controlling systems are based on the same accounting policies as those described in note 2, Summary of Significant Account Accounting Policies. As they arise, transactions between segments are recorded on an arm's length basis using relevant market prices.

For the year ended December 31, 2015 (amounts in thousands):

	Monitronics	LiveWatch	Consolidated
Net revenue	$548,622	$14,734	$563,356
Depreciation and amortization	$264,870	$3,864	$268,734
Net loss from continuing operations before income taxes	$(47,793)	$(18,365)	$(66,158)

As of December 31, 2015 (amounts in thousands):

	Monitronics	LiveWatch	Eliminations	Consolidated
Subscriber accounts, net of amortization	$1,400,515	$23,023	$—	$1,423,538
Goodwill	$527,502	$36,047	$—	$563,549
Total assets	$2,033,180	$63,267	$(26,180)	$2,070,267

Prior to the acquisition of LiveWatch in February 2015, the Company had one operating segment. Therefore, no segment presentation is provided for fiscal year 2014.

(18)    Quarterly Financial Information (Unaudited)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	Amounts in thousands
2015:
Net Revenue	$138,416	141,543	141,846	141,551
Operating income	$23,867	21,783	12,420	5,655
Net loss	$(8,334)	(15,987)	(21,414)	(26,713)
2014:
Net Revenue	$132,864	134,696	136,027	135,862
Operating income	$23,092	22,826	23,989	23,583
Net loss	$(7,851)	(8,525)	(8,332)	(5,009)

(19) Consolidating Guarantor Financial Information

The Senior Notes were issued by Monitronics (the "Parent Issuer") and are fully and unconditionally guaranteed, on a joint and several basis, by all of the Company's existing domestic subsidiaries ("Subsidiary Guarantors"). Ascent Capital has not guaranteed any of the Company's obligations under the Senior Notes. Consolidating guarantor financial information has not been presented for the consolidated balance sheet as of December 31, 2014, for the consolidated statement of operations and other comprehensive income (loss) for the period ending December 31, 2014 and the consolidated statement of cash flows for the period ending December 31, 2014, as substantially all of the Company's operations were conducted by the Parent Issuer entity. The Company believes that disclosing such information would not provide investors with any additional information that would be material in evaluating the sufficiency of the guarantees. The consolidating financial information for the Parent Issuer, the subsidiary Guarantors and the non-guarantors are as follows (amounts in thousands):

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidating Balance Sheet
Amounts in thousands

	As of December 31, 2015
	Parent Issuer	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$1,513	1,067	—	—	$2,580
Restricted cash	55	—	—	—	55
Trade receivables, net	13,224	398	—	—	13,622
Prepaid and other current assets	30,542	1,807	—	(22,459)	9,890
Total current assets	45,334	3,272	—	(22,459)	26,147

Investment in subsidiaries	43,920	—	—	(43,920)	—
Property and equipment, net	25,842	812	—	—	26,654
Subscriber accounts, net	1,390,493	33,045	—	—	1,423,538
Dealer network and other intangible assets, net	25,462	1,192	—	—	26,654
Goodwill	527,191	36,358	—	—	563,549
Other assets, net	3,718	7	—	—	3,725
Total assets	$2,061,960	74,686	—	(66,379)	$2,070,267

Liabilities and Stockholder's Equity
Current liabilities:
Accounts payable	$7,383	1,238	—	—	$8,621
Accrued payroll and related liabilities	2,894	585	—	—	3,479
Other accrued liabilities	32,224	22,757	—	(22,459)	32,522
Deferred revenue	15,151	1,056	—	—	16,207
Holdback liability	15,986	400	—	—	16,386
Current portion of long-term debt	5,500	—	—	—	5,500
Total current liabilities	79,138	26,036	—	(22,459)	82,715

Non-current liabilities:
Long-term debt	1,739,147	—	—	—	1,739,147
Long-term holdback instruments	3,786	—	—	—	3,786
Derivative financial instruments	13,470	—	—	—	13,470
Deferred income tax liability, net	12,391	800	—	—	13,191
Other liabilities	12,963	3,930	—	—	16,893
Total liabilities	1,860,895	30,766	—	(22,459)	1,869,202

Total stockholder's equity	201,065	43,920	—	(43,920)	201,065
Total liabilities and stockholder's equity	2,061,960	74,686	—	(66,379)	2,070,267

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidating Statement of Operations and Comprehensive Income (Loss)
Amounts in thousands

	Year Ended December 31, 2015
	Parent Issuer	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated

Net revenue	$546,597	16,759	—	—	$563,356

Operating expenses:
Cost of services	100,233	10,013	—	—	110,246
Selling, general, and administrative, including stock-based compensation	86,683	19,604	—	—	106,287
Radio conversion costs	14,369	—	—	—	14,369
Amortization of subscriber accounts, dealer network and other intangible assets	253,773	4,895	—	—	258,668
Depreciation	9,960	106	—	—	10,066
Gain on disposal of operating assets	(5)	—	—	—	(5)
	465,013	34,618	—	—	499,631
Operating income (loss)	81,584	(17,859)	—	—	63,725

Other expense:
Equity in loss of subsidiaries	18,689	—	—	(18,689)	—
Interest expense	125,394	21	—	—	125,415
Refinancing expense	4,468	—	—	—	4,468
	148,551	21	—	(18,689)	129,883
Loss before expense	(66,967)	(17,880)	—	18,689	(66,158)
Income tax expense	5,481	809	—	—	6,290
Net loss	(72,448)	(18,689)	—	18,689	(72,448)
Other comprehensive loss:
Unrealized loss on derivative contracts	(8,741)	—	—	—	(8,741)
Total other comprehensive loss	(81,189)	(18,689)	—	18,689	(81,189)

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidating Statements of Cash flows
Amounts in thousands

	Year Ended December 31, 2015
	Parent Issuer	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash provided by operating activities	$201,159	7,685	—	—	$208,844
Investing activities:
Capital expenditures	(11,866)	(556)	—	—	(12,422)
Cost of subscriber accounts acquired	(260,256)	(6,302)	—	—	(266,558)
Cash paid for acquisition, net of cash acquired	(56,778)	—	—	—	(56,778)
Increase in restricted cash	(37)	—	—	—	(37)
Proceeds from sale of assets	5				5
Net cash used in investing activities	(328,932)	(6,858)	—	—	(335,790)
Financing activities:
Proceeds from long-term debt	778,000	—	—	—	778,000
Payments on long-term debt	(666,640)	—	—	—	(666,640)
Refinance costs	(6,477)				(6,477)
Contributions from Ascent Capital	22,690				22,690
	127,573	—	—	—	127,573
Net increase in cash and cash equivalents	(200)	827	—	—	627
Cash and cash equivalents at beginning of period	1,713	240	—	—	1,953
Cash and cash equivalents at end of period	$1,513	1,067	—	—	$2,580

(20)                          Subsequent Events

On February 29, 2016, the Board of Directors of Ascent approved (1) the contribution to the stated capital of Monitronics of $88,000,000 of principal amount under the Ascent Intercompany Loan (the "Contribution"), (2) the payment by Monitronics to Ascent equal to all accrued but unpaid interest on the $100,000,000 outstanding principal amount under the Ascent Intercompany Loan, and (3) the issuance by Monitronics of an Amended and Restated Promissory Note in favor of Ascent in the original principal amount of $12,000,000 (the "A&R Intercompany Note"), which original principal amount represents the principal amount of the Ascent Intercompany Loan not contributed pursuant to the Contribution. The entire principal amount under the A&R Intercompany Note is due on October 1, 2020. The Company may prepay any portion of the balance of the A&R Intercompany Note at any time from time to time without fee, premium or penalty. Any unpaid balance of the A&R Intercompany Note bears interest at a rate equal to 12.5% per annum, payable semi-annually in cash in arrears. Borrowings under the A&R Intercompany Note constitute unsecured obligations of the Company.

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
·                  ITEM 11. EXECUTIVE COMPENSATION
·                  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
·                  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional audit services rendered by KPMG LLP for the audit of our consolidated financial statements for 2015 and 2014:

	2015	2014
Audit fees	$88,000	$100,000
Audit related fees	100,000	78,000
Audit and audit related fees	188,000	178,000
Tax fees	—	—
Total fees	$188,000	$178,000

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

4.8
Form of Amendment No. 4 to the Credit Agreement, dated February 17, 2015, by and among Monitronics International, Inc., Bank of America, N.A., individually and as administrative agent, and the certain lenders party thereto (incorporated by reference to Exhibit 4.1 to Ascent Capital’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015 (File No. 001-34176), filed with the Commission on May 8, 2015).

4.9
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

10.4
Ascent Capital Group, Inc. 2015 Omnibus Incentive Plan (the "Omnibus Incentive Plan") (incorporated by reference to Exhibit 99.1 to Ascent Capital’s Registration Statement on Form S-8 (File No. 333-203043) filed with the Commission on March 26, 2015).

10.5
Form of Performance-Based Restricted Stock Unit Award Agreement under the Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to Ascent Capital’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015 (File No. 001-34176), filed with the Commission on May 8, 2015).

21	List of Subsidiaries of Monitronics International, Inc.*

24	Power of Attorney dated March 7, 2015.*

31.1	Rule 13a-14(a)/15d-14(a) Certification.*

31.2	Rule 13a-14(a)/15d-14(a) Certification.*

32	Section 1350 Certification.**

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*                           Filed herewith.
**                    Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONITRONICS INTERNATIONAL, INC.

Dated:	March 7, 2016	By	/s/ Jeffery R. Gardner
Jeffery R. Gardner
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ William R. Fitzgerald	Chairman of the Board and Director	March 7, 2016
William R. Fitzgerald

/s/ William E. Niles	Director and Executive Vice President and Secretary	March 7, 2016
William E. Niles

/s/ Michael R. Meyers	Chief Financial Officer, Vice President and Assistant Secretary	March 7, 2016
Michael R. Meyers	(Principal Financial and Accounting Officer)

EXHIBIT INDEX

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

4.8
Form of Amendment No. 4 to the Credit Agreement, dated February 17, 2015, by and among Monitronics International, Inc., Bank of America, N.A., individually and as administrative agent, and the certain lenders party thereto (incorporated by reference to Exhibit 4.1 to Ascent Capital’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015 (File No. 001-34176), filed with the Commission on May 8, 2015).

4.9
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

10.4
Ascent Capital Group, Inc. 2015 Omnibus Incentive Plan (the "Omnibus Incentive Plan") (incorporated by reference to Exhibit 99.1 to Ascent Capital’s Registration Statement on Form S-8 (File No. 333-203043) filed with the Commission on March 26, 2015).

10.5
Form of Performance-Based Restricted Stock Unit Award Agreement under the Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to Ascent Capital’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015 (File No. 001-34176), filed with the Commission on May 8, 2015).

21	List of Subsidiaries of Monitronics International, Inc.*

24	Power of Attorney dated March 7, 2015.*

31.1	Rule 13a-14(a)/15d-14(a) Certification.*

31.2	Rule 13a-14(a)/15d-14(a) Certification.*

32	Section 1350 Certification.**

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*                           Filed herewith.
**     Furnished herewith.