Form 10-Q
period 2016-03-31
MONITRONICS INTERNATIONAL INC
filed 2016-05-12
CIK 1265107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016

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

As of May 12, 2016, Monitronics International, Inc. is a wholly owned subsidiary of Ascent Capital Group, Inc.

Item 1.  Financial Statements.
MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
Amounts in thousands, except share amounts
(unaudited)

	March 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$29,003	$2,580
Restricted cash	—	55
Trade receivables, net of allowance for doubtful accounts of $2,587 in 2016 and $2,762 in 2015	13,334	13,622
Prepaid and other current assets	11,063	9,890
Total current assets	53,400	26,147
Property and equipment, net of accumulated depreciation of $29,032 in 2016 and $27,057 in 2015	26,715	26,654
Subscriber accounts, net of accumulated amortization of $1,034,597 in 2016 and $975,795 in 2015	1,409,489	1,423,538
Dealer network and other intangible assets, net of accumulated amortization of $76,036 in 2016 and $73,578 in 2015	24,197	26,654
Goodwill	563,549	563,549
Other assets, net	3,588	3,725
Total assets	$2,080,938	$2,070,267
Liabilities and Stockholder's Equity
Current liabilities:
Accounts payable	$7,560	$8,621
Accrued payroll and related liabilities	3,659	3,479
Other accrued liabilities	47,101	32,522
Deferred revenue	16,267	16,207
Holdback liability	14,258	16,386
Current portion of long-term debt	5,500	5,500
Total current liabilities	94,345	82,715
Non-current liabilities:
Long-term debt	1,673,464	1,739,147
Long-term holdback liability	3,614	3,786
Derivative financial instruments	25,364	13,470
Deferred income tax liability, net	14,243	13,191
Other liabilities	12,313	16,893
Total liabilities	1,823,343	1,869,202
Commitments and contingencies
Stockholder's equity:
Common stock, $.01 par value. 1,000 shares authorized, issued and outstanding both at March 31, 2016 and December 31, 2015	—	—
Additional paid-in capital	449,813	361,228
Accumulated deficit	(166,827)	(146,617)
Accumulated other comprehensive loss	(25,391)	(13,546)
Total stockholder's equity	257,595	201,065
Total liabilities and stockholder's equity	$2,080,938	$2,070,267

See accompanying notes to condensed consolidated financial statements.

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
Amounts in thousands
(unaudited)

	Three Months Ended March 31,
	2016	2015
Net revenue	$143,268	138,416
Operating expenses:
Cost of services	29,475	25,167
Selling, general, and administrative, including stock-based compensation	28,613	23,424
Radio conversion costs	9,079	523
Amortization of subscriber accounts, dealer network and other intangible assets	61,322	63,141
Depreciation	1,975	2,297
Gain on disposal of operating assets	—	(3)
	130,464	114,549
Operating income	12,804	23,867
Other expense:
Interest expense	31,224	30,240
	31,224	30,240
Loss before income taxes	(18,420)	(6,373)
Income tax expense	1,790	1,961
Net loss	(20,210)	(8,334)
Other comprehensive loss:
Unrealized loss on derivative contracts, net of tax	(11,845)	(4,463)
Total other comprehensive loss, net of tax	(11,845)	(4,463)
Comprehensive loss	$(32,055)	(12,797)

See accompanying notes to condensed consolidated financial statements.

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Amounts in thousands
(unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(20,210)	(8,334)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of subscriber accounts, dealer network and other intangible assets	61,322	63,141
Depreciation	1,975	2,297
Stock-based compensation	522	374
Deferred income tax expense	1,052	1,021
Amortization of debt discount and deferred debt costs	1,742	1,460
Bad debt expense	2,544	2,375
Gain on disposal of operating assets	—	(3)
Other non-cash activity, net	760	352
Changes in assets and liabilities:
Trade receivables	(2,256)	(2,265)
Prepaid expenses and other assets	(1,142)	(778)
Subscriber accounts - deferred contract costs	(660)	—
Payables and other liabilities	9,090	4,416
Net cash provided by operating activities	54,739	64,056
Cash flows from investing activities:
Capital expenditures	(2,276)	(2,728)
Cost of subscriber accounts acquired	(46,670)	(61,053)
Cash paid for acquisition, net of cash acquired	—	(56,343)
Increase in restricted cash	55	(105)
Proceeds from the disposal of operating assets	—	3
Net cash used in investing activities	(48,891)	(120,226)
Cash flows from financing activities:
Proceeds from long-term debt	59,250	91,400
Payments on long-term debt	(38,675)	(33,892)
Payments of financing costs	—	(551)
Contribution from Ascent Capital	—	22,690
Net cash provided by financing activities	20,575	79,647
Net increase in cash and cash equivalents	26,423	23,477
Cash and cash equivalents at beginning of period	2,580	1,953
Cash and cash equivalents at end of period	$29,003	25,430

Supplemental cash flow information:
State taxes paid	$19	—
Interest paid	19,139	17,554

See accompanying notes to condensed consolidated financial statements.

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholder’s Equity
Amounts in thousands, except share amounts
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholder’s Equity
	Shares	Amount
Balance at December 31, 2015	1,000	$—	361,228	(13,546)	(146,617)	$201,065
Net loss	—	—	—	—	(20,210)	(20,210)
Other comprehensive loss	—	—	—	(11,845)	—	(11,845)
Stock-based compensation	—	—	643	—	—	643
Value of shares withheld for minimum tax liability	—	—	(58)	—	—	(58)
Contribution from Ascent Capital	—	—	88,000	—	—	88,000
Balance at March 31, 2016	1,000	$—	449,813	(25,391)	(166,827)	$257,595

See accompanying notes to condensed consolidated financial statements.

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

(1)    Basis of Presentation

Monitronics International, Inc. and its subsidiaries (collectively, the "Company" or "Monitronics") are wholly owned subsidiaries of Ascent Capital Group, Inc. ("Ascent Capital").  On February 23, 2015, the Company acquired LiveWatch Security, LLC ("LiveWatch"), a Do-It-Yourself home security firm, offering professionally monitored security services through a direct-to-consumer sales channel (the "LiveWatch Acquisition"). On August 16, 2013, the Company acquired all of the equity interest of Security Networks LLC ("Security Networks") and certain affiliated entities . The Company provides security alarm monitoring and related services to residential and business subscribers throughout the United States and parts of Canada.  The Company monitors signals arising from burglaries, fires, medical alerts and other events through security systems at subscribers’ premises, as well as provides customer service and technical support.

The unaudited interim financial information of the Company has been prepared in accordance with Article 10 of the Securities and Exchange Commission’s (the "SEC") Regulation S-X. Accordingly, it does not include all of the information required by generally accepted accounting principles in the United States ("U.S. GAAP") for complete financial statements.  The Company’s unaudited condensed consolidated financial statements as of March 31, 2016, and for the three months ended March 31, 2016 and 2015, include Monitronics and all of its direct and indirect subsidiaries.  The accompanying interim condensed consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year.  These condensed consolidated financial statements should be read in conjunction with the Monitronics Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 7, 2016 (the "2015 Form 10-K").

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

The Company has reclassified certain prior period amounts related to Radio conversion costs to conform to the current period's presentation. These costs were previously reported in Cost of services on the Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss). Radio conversion costs represent all direct costs incurred during the subscribers' alarm monitoring system upgrade in relation to the Radio Conversion Program as well as indirect retention costs for impacted subscribers. The Radio Conversion program was implemented in 2014 in response to one of the nation's largest carriers announcing that it does not intend to support its 2G cellular services beyond 2016.

(2)    Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606). Under the update, revenue will be recognized based on a five-step model. The core principle of the model is that revenue will be recognized when the transfer of promised goods or services to customers is made in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In March 2016, the FASB issued additional guidance which clarifies principal versus agent considerations, and in April 2016, the FASB issued further guidance which clarifies the identification of performance obligations and the implementation guidance for licensing. In the third quarter of 2015, the FASB deferred the effective date of the standard to annual and interim periods beginning after December 15, 2017. Early adoption will be permitted for annual and interim periods beginning after December 15, 2016. The Company is currently evaluating the impact that adopting this ASU will have on its financial position, results of operations and cash flows.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), ("ASU 2016-02"). ASU 2016-02 introduces a lessee model that brings most leases on the balance sheet and eliminates the current requirements for a company to use bright-line tests in determining lease classification. ASU 2016-02 is effective on January 1, 2019 and requires a modified retrospective transaction. The Company is currently evaluating the impact of adopting ASU 2016-02 will have on its financial position, results of operations and cash flows.

In March 2016, the FASB issued ASU 2016-09, Compensation--Stock Compensation (Topic 718): Improvements to Employee Share Based Accounting ("ASU 2016-09"). ASU 2016-09 simplifies several aspects of accounting for employee share-based payment transactions, including accounting for income taxes, forfeitures, and statutory tax withholding requirements as well as classification of certain elements in the statement of cash flows. Adoption requirements are different for each change in the reporting method and may be prospective, retrospective and/or modified retrospective. ASU 2016-09 is effective for periods beginning January 1, 2017, including interim periods with those periods. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2016-09 will have on its financial position, results of operations, and cash flows.

(3)    LiveWatch Acquisition

On February 23, 2015 ("the Closing Date"), the Company acquired LiveWatch Security, LLC ("LiveWatch") for a purchase price of approximately $61,550,000 (the "LiveWatch Purchase Price"). The LiveWatch Purchase Price includes approximately $3,988,000 of cash transferred directly to LiveWatch to fund transaction bonuses payable to LiveWatch employees as of the Closing Date. This cash is not included in the fair value of consideration transferred for the LiveWatch Acquisition. The LiveWatch Purchase Price also includes post-closing adjustments of $435,000 which were paid in the third quarter of 2015. The LiveWatch acquisition was funded by borrowings from Monitronics' revolving credit facility, as well as cash contributions from Ascent Capital.

Goodwill in the amount of $36,047,000 was recognized in connection with the LiveWatch Acquisition and was calculated as the excess of the consideration transferred over the net assets recognized and represents the value to Monitronics for LiveWatch's recurring revenue and cash flow streams and its diversified business model and marketing channel. All of the goodwill acquired in the LiveWatch Acquisition is estimated to be deductible for tax purposes.

The effect of the LiveWatch Acquisition was not material to the Company's consolidated results for the periods presented and, accordingly, proforma financial disclosures have not been presented.

(4)    Other Accrued Liabilities

Other accrued liabilities consisted of the following (amounts in thousands):

	March 31, 2016	December 31, 2015
Interest payable	$28,309	$18,226
Income taxes payable	3,317	2,603
Legal accrual	75	145
LiveWatch acquisition retention bonus	2,963	—
Other	12,437	11,548
Total Other accrued liabilities	$47,101	$32,522

(5)    Long-Term Debt

Long-term debt consisted of the following (amounts in thousands):

	March 31, 2016	December 31, 2015
9.125% Senior Notes due April 1, 2020 with an effective interest rate of 9.4%	$576,691	$576,241
Promissory Note to Ascent Capital due October 1, 2020 with an effective rate of 12.5% (a)	12,000	100,000
Term loans, mature April 9, 2022, LIBOR plus 3.5%, subject to a LIBOR floor of 1.00%, with an effective rate of 5.1%	541,157	542,420
Term loans, mature March 23, 2018, LIBOR plus 3.25%, subject to a LIBOR floor of 1.00% with an effective rate of 5.0%	395,858	394,938
$315 million revolving credit facility, matures December 22, 2017, LIBOR plus 3.75%, subject to a LIBOR floor of 1.00% with an effective rate of 5.9%	153,258	131,048
	1,678,964	1,744,647
Less current portion of long-term debt	(5,500)	(5,500)
Long-term debt	$1,673,464	$1,739,147

(a)	The effective rate was 9.868% until February 29, 2016.

Senior Notes

The senior notes total $585,000,000 in principal, mature on April 1, 2020 and bear interest at 9.125% per annum (the "Senior Notes").  Interest payments are due semi-annually on April 1 and October 1 of each year. The Senior Notes are guaranteed by all of the Company's existing domestic subsidiaries.  Ascent Capital has not guaranteed any of the Company's obligations under the Senior Notes. As of March 31, 2016, the Senior Notes had deferred financing costs, net of accumulated amortization of $8,309,000.

Ascent Intercompany Loan

On February 29, 2016, the Company retired the existing intercompany loan with an outstanding principal amount of $100,000,000 and executed and delivered a Promissory Note to Ascent Capital in a principal amount of $12,000,000 (the "Ascent Intercompany Loan"), with the $88,000,000 remaining principal to be a capital contribution.  The entire principal amount under the Ascent Intercompany Loan is due on October 1, 2020.  The Company may prepay any portion of the balance of the Ascent Intercompany Loan at any time from time to time without fee, premium or penalty (subject to certain financial covenants associated with the Company’s other indebtedness).  Any unpaid balance of the Ascent Intercompany Loan bears interest at a rate equal to 12.5% per annum, payable semi-annually in cash in arrears on January 12 and July 12 of each year, commencing on January 12, 2014.  The effective rate was 12.5% as of March 31, 2016 and 9.868% as of December 31, 2015. Borrowings under the Ascent Intercompany Loan constitute unsecured obligations of the Company and are not guaranteed by any of the Company’s subsidiaries.

Credit Facility

The Company has senior secured term loans totaling $948,284,000 in principal with $403,784,000 maturing in March 2018 (the "2018 Term Loans") and $544,500,000 maturing in April 2022 (the "2022 Term Loans"). Monitronics also has a $315,000,000 revolving credit facility, maturing December 22, 2017 of which $155,200,000 is outstanding as of March 31, 2016 (the senior secured term loans together with the revolving credit facility, the "Credit Facility").

The 2018 Term Loans bear interest at LIBOR plus 3.25%, subject to a LIBOR floor of 1.00%, and mature on March 23, 2018. Interest payments on the 2018 Term Loans are due quarterly with the principal due at maturity. The 2022 Term Loans bear interest at LIBOR plus 3.50%, subject to a LIBOR floor of 1.00% and mature on April 9, 2022. Interest and principal payments of approximately $1,375,000 are due quarterly on the 2022 Term Loans with the remaining principal due at maturity.  The Credit Facility revolver bears interest at LIBOR plus 3.75%, subject to a LIBOR floor of 1.00%, and matures on December 22, 2017.  There is an annual commitment fee of 0.50% on unused portions of the Credit Facility revolver.

On March 30, 2016, the Company borrowed $40,800,000 on the Credit Facility revolver to fund its April 1, 2016 interest payment due under the Senior Notes of $26,691,000 and other business activities.

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

As of March 31, 2016, the Company has deferred financing costs and unamortized discounts, net of accumulated amortization, of $13,211,000 related to the Credit Facility.

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

The terms of the Senior Notes and Credit Facility provide for certain financial and nonfinancial covenants.  As of March 31, 2016, the Company was in compliance with all required covenants.

As of March 31, 2016, principal payments scheduled to be made on the Company’s debt obligations are as follows (amounts in thousands):

Remainder of 2016	$4,125
2017	160,700
2018	409,284
2019	5,500
2020	602,500
2021	5,500
Thereafter	512,875
Total principal payments	1,700,484
Less:
Unamortized deferred debt costs, discount and premium, net	21,520
Total debt on condensed consolidated balance sheet	$1,678,964

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

As of March 31, 2016 the Swaps’ outstanding notional balances, effective dates, maturity dates and interest rates paid and received are noted below:

Notional	Effective Date	Maturity Date	Fixed Rate Paid	Variable Rate Received
$528,000,000	March 28, 2013	March 23, 2018	1.884%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor (a)
139,925,000	March 28, 2013	March 23, 2018	1.384%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor (a)
109,390,703	September 30, 2013	March 23, 2018	1.959%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor
109,390,703	September 30, 2013	March 23, 2018	1.850%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor
191,475,002	March 23, 2018	April 9, 2022	2.924%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor
250,000,000	March 23, 2018	April 9, 2022	2.810%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor
50,000,000	March 23, 2018	April 9, 2022	2.504%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor

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

All of the Swaps are designated and qualify as cash flow hedging instruments, with the effective portion of the Swaps' change in fair value recorded in Accumulated other comprehensive loss.  Any ineffective portions of the Swaps' change in fair value are recognized in current earnings in Interest expense.  Changes in the fair value of the Swaps recognized in Accumulated other comprehensive loss are reclassified to Interest expense when the hedged interest payments on the underlying debt are recognized.  Amounts in Accumulated other comprehensive loss expected to be recognized in Interest expense in the coming 12 months total approximately $7,086,000.

The impact of the derivatives designated as cash flow hedges on the condensed consolidated financial statements is depicted below (amounts in thousands):

	Three Months Ended March 31,
	2016	2015
Effective portion of loss recognized in Accumulated other comprehensive loss	$(13,657)	(6,268)
Effective portion of loss reclassified from Accumulated other comprehensive loss into Net loss (a)	$(1,812)	(1,805)
Ineffective portion of amount of loss recognized into Net loss on interest rate swaps (a)	$(58)	(84)

(a)	Amounts are included in Interest expense in the unaudited condensed consolidated statements of operations and comprehensive income (loss).

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

The following summarizes the fair value level of assets and liabilities that are measured on a recurring basis at March 31, 2016 and December 31, 2015 (amounts in thousands):

	Level 1	Level 2	Level 3	Total
March 31, 2016
Derivative financial instruments - liabilities	—	(25,364)	—	(25,364)
Total	$—	(25,364)	—	$(25,364)
December 31, 2015
Derivative financial instruments - liabilities	—	(13,470)	—	(13,470)
Total	$—	(13,470)	—	$(13,470)

The Company has determined that the significant inputs used to value the Swaps fall within Level 2 of the fair value hierarchy.  As a result, the Company has determined that its derivative valuations are classified in Level 2 of the fair value hierarchy.

Carrying values and fair values of financial instruments that are not carried at fair value are as follows (amounts in thousands):

	March 31, 2016	December 31, 2015
Long term debt, including current portion:
Carrying value	$1,678,964	$1,744,647
Fair value (a)	1,513,579	1,603,375

(a)	T he fair value is based on market quotations from third party financial institutions and is classified as Level 2 in the hierarchy.

The Company’s other financial instruments, including cash and cash equivalents, accounts receivable and accounts payable are carried at cost, which approximates their fair value because of their short-term maturity.

(8)    Accumulated Other Comprehensive Loss

The following table provides a summary of the changes in Accumulated other comprehensive loss for the period presented (amounts in thousands):

Accumulated other comprehensive loss
As of December 31, 2015	$(13,546)
Unrealized loss on derivatives recognized through Accumulated other comprehensive loss	(13,657)
Reclassifications of unrealized loss on derivatives into net income, net of income tax of $0 (a)	1,812
As of March 31, 2016	$(25,391)

(a)	Amounts reclassified into net income are included in Interest expense on the condensed consolidated statement of operations. See note 6, Derivatives, for further information.

(9)    Commitments, Contingencies and Other Liabilities

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

(10)     Reportable Segments

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

As they arise, transactions between segments are recorded on a arm's length basis using relevant market prices. Prior to the acquisition of LiveWatch in February 2015, Ascent Capital had one operating segment. Therefore, the LiveWatch segment only includes amounts incurred from the purchase date. The following table sets forth selected data from the accompanying condensed consolidated statements of operations for the periods indicated (amounts in thousands):

	Monitronics	LiveWatch	Consolidated
	Three months ended March 31, 2016
Net revenue	$138,096	$5,172	$143,268
Depreciation and amortization	$62,152	$1,145	$63,297
Net loss from continuing operations before income taxes	$(13,151)	$(5,269)	$(18,420)

	Three months ended March 31, 2015
Net revenue	$136,901	$1,515	$138,416
Depreciation and amortization	$64,996	$442	$65,438
Net loss from continuing operations before income taxes	$(4,637)	$(1,736)	$(6,373)

The following table sets forth selected data from the accompanying condensed consolidated balance sheets for the periods indicated (amounts in thousands):

	Monitronics	LiveWatch	Eliminations	Consolidated
	Balance at March 31, 2016
Subscriber accounts, net of amortization	$1,386,853	$22,636	$—	$1,409,489
Goodwill	$527,502	$36,047	$—	$563,549
Total assets	$2,096,891	$63,157	$(79,110)	$2,080,938

	Balance at December 31, 2015
Subscriber accounts, net of amortization	$1,400,515	$23,023	$—	$1,423,538
Goodwill	$527,502	$36,047	$—	$563,549
Total assets	$2,033,180	$63,267	$(26,180)	$2,070,267

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

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidating Balance Sheet
(unaudited)

	As of March 31, 2016
	Parent Issuer	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Assets
Current assets:
Cash and cash equivalents	$28,107	896	—	—	$29,003
Trade receivables, net	12,927	407	—	—	13,334
Prepaid and other current assets	36,022	1,971	—	(26,930)	11,063
Total current assets	77,056	3,274	—	(26,930)	53,400

Investment in subsidiaries	38,779	—	—	(38,779)	—
Property and equipment, net	25,570	1,145	—	—	26,715
Subscriber accounts, net	1,376,419	33,070	—	—	1,409,489
Dealer network and other intangible assets, net	23,038	1,159	—	—	24,197
Goodwill	527,191	36,358	—	—	563,549
Other assets, net	3,579	9	—	—	3,588
Total assets	$2,071,632	75,015	—	(65,709)	$2,080,938

Liabilities and Stockholder's Equity
Current liabilities:
Accounts payable	$6,331	1,229	—	—	$7,560
Accrued payroll and related liabilities	3,415	244	—	—	3,659
Other accrued liabilities	43,742	30,289	—	(26,930)	47,101
Deferred revenue	15,147	1,120	—	—	16,267
Holdback liability	13,792	466	—	—	14,258
Current portion of long-term debt	5,500	—	—	—	5,500
Total current liabilities	87,927	33,348	—	(26,930)	94,345

Non-current liabilities:
Long-term debt	1,673,464	—	—	—	1,673,464
Long-term holdback liability	3,614	—	—	—	3,614
Derivative financial instruments	25,364	—	—	—	25,364
Deferred income tax liability, net	13,221	1,022	—	—	14,243
Other liabilities	10,447	1,866	—	—	12,313
Total liabilities	1,814,037	36,236	—	(26,930)	1,823,343

Total stockholder's equity	257,595	38,779	—	(38,779)	257,595
Total liabilities and stockholder's equity	$2,071,632	75,015	—	(65,709)	$2,080,938

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidating Balance Sheet
(unaudited)

	As of December 31, 2015
	Parent Issuer	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Assets
Current assets:
Cash and cash equivalents	$1,513	1,067	—	—	$2,580
Restricted cash	55	—	—	—	55
Trade receivables, net	13,224	398	—	—	13,622
Prepaid and other current assets	30,542	1,807	—	(22,459)	9,890
Total current assets	45,334	3,272	—	(22,459)	26,147

Investment in subsidiaries	43,920	—	—	(43,920)	—
Property and equipment, net	25,842	812	—	—	26,654
Subscriber accounts, net	1,390,493	33,045	—	—	1,423,538
Dealer network and other intangible assets, net	25,462	1,192	—	—	26,654
Goodwill	527,191	36,358	—	—	563,549
Other assets, net	3,718	7	—	—	3,725
Total assets	$2,061,960	74,686	—	(66,379)	$2,070,267

Liabilities and Stockholder's Equity
Current liabilities:
Accounts payable	$7,383	1,238	—	—	$8,621
Accrued payroll and related liabilities	2,894	585	—	—	3,479
Other accrued liabilities	32,224	22,757	—	(22,459)	32,522
Deferred revenue	15,151	1,056	—	—	16,207
Holdback liability	15,986	400	—	—	16,386
Current portion of long-term debt	5,500	—	—	—	5,500
Total current liabilities	79,138	26,036	—	(22,459)	82,715

Non-current liabilities:
Long-term debt	1,739,147	—	—	—	1,739,147
Long-term holdback liability	3,786	—	—	—	3,786
Derivative financial instruments	13,470	—	—	—	13,470
Deferred income tax liability, net	12,391	800	—	—	13,191
Other liabilities	12,963	3,930	—	—	16,893
Total liabilities	1,860,895	30,766	—	(22,459)	1,869,202

Total stockholder's equity	201,065	43,920	—	(43,920)	201,065
Total liabilities and stockholder's equity	$2,061,960	74,686	—	(66,379)	$2,070,267

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
(unaudited)

	Three Months Ended March 31, 2016
	Parent Issuer	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Net revenue	$137,307	5,961	—	—	$143,268
					0
Operating expenses:					0
Cost of services	26,242	3,233	—	—	29,475
Selling, general, and administrative, including stock-based compensation	22,531	6,082	—	—	28,613
Radio conversion costs	9,079	—	—	—	9,079
Amortization of subscriber accounts, dealer network and other intangible assets	59,828	1,494	—	—	61,322
Depreciation	1,910	65	—	—	1,975
Gain on disposal of operating assets	—	—	0	—	—
	119,590	10,874	—	—	130,464
Operating income (loss)	17,717	(4,913)	—	—	12,804
Other expense:
Equity in loss of subsidiaries	5,141	—	—	(5,141)	—
Interest expense	31,220	4	—	—	31,224
	36,361	4	—	(5,141)	31,224
Loss before income taxes	(18,644)	(4,917)	—	5,141	(18,420)
Income tax expense	1,566	224	—	—	1,790
Net loss	(20,210)	(5,141)	—	5,141	(20,210)
Other comprehensive income:
Unrealized gain on derivative contracts	(11,845)	—	—	—	(11,845)
Total other comprehensive income	(11,845)	—	—	—	(11,845)
Comprehensive loss	$(32,055)	(5,141)	—	5,141	$(32,055)

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
(unaudited)

	Three Months Ended March 31, 2015
	Parent Issuer	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Net revenue	$136,599	1,817	—	—	$138,416
					0
Operating expenses:					0
Cost of services	24,185	982	—	—	25,167
Selling, general, and administrative, including stock-based compensation	21,501	1,923	—	—	23,424
Radio conversion costs	523	—	—	—	523
Amortization of subscriber accounts, dealer network and other intangible assets	62,508	633	—	—	63,141
Depreciation	2,291	6	—	—	2,297
Gain on disposal of operating assets	(3)	—	—	—	(3)
	111,005	3,544	—	—	114,549
Operating income (loss)	25,594	(1,727)	—	—	23,867
Other expense:
Equity in loss of subsidiaries	1,929	—	—	(1,929)	—
Interest expense	30,238	2	—	—	30,240
	32,167	2	—	(1,929)	30,240
Loss before income taxes	(6,573)	(1,729)	—	1,929	(6,373)
Income tax expense	1,761	200	—	—	1,961
Net loss	(8,334)	(1,929)	—	1,929	(8,334)
Other comprehensive loss:
Unrealized loss on derivative contracts	(4,463)	—	—	—	(4,463)
Total other comprehensive loss	(4,463)	—	—	—	(4,463)
Comprehensive loss	$(12,797)	(1,929)	—	1,929	$(12,797)

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidating Statement of Cash Flows
(unaudited)

	Three Months Ended March 31, 2016
	Parent Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Net cash provided by operating activities	$53,632	1,107	—	—	$54,739
Investing activities:
Capital expenditures	(1,877)	(399)	—	—	(2,276)
Cost of subscriber accounts acquired	(45,791)	(879)	—	—	(46,670)
Increase in restricted cash	55	—	—	—	55
Net cash used in investing activities	(47,613)	(1,278)	—	—	(48,891)
Financing activities:
Proceeds from long-term debt	59,250	—	—	—	59,250
Payments on long-term debt	(38,675)	—	—	—	(38,675)
Net cash provided by financing activities	20,575	—	—	—	20,575
Net increase in cash and cash equivalents	26,594	(171)	—	—	26,423
Cash and cash equivalents at beginning of period	1,513	1,067	—	—	2,580
Cash and cash equivalents at end of period	$28,107	896	—	—	$29,003

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidating Statement of Cash Flows
(unaudited)

	Three Months Ended March 31, 2015
	Parent Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Net cash provided by operating activities	$67,742	(3,686)	—	—	$64,056
Investing activities:
Capital expenditures	(2,693)	(35)	—	—	(2,728)
Cost of subscriber accounts acquired	(60,519)	(534)	—	—	(61,053)
Cash acquired (paid) on acquisition	(61,115)	4,772			(56,343)
Increase in restricted cash	(105)	—	—	—	(105)
Proceeds from disposal of operating assets	3	—	—		3
Net cash used in investing activities	(124,429)	4,203	—	—	(120,226)
Financing activities:
Proceeds from long-term debt	91,400	—		—	91,400
Payments on long-term debt	(33,892)	—	—	—	(33,892)
Payments of financing costs	(551)	—	—	—	(551)
Contribution from Ascent Capital	22,690	—	—	—	22,690
Net cash provided by financing activities	79,647	—	—	—	79,647
Net increase in cash and cash equivalents	22,960	517	—	—	23,477
Cash and cash equivalents at beginning of period	1,713	240	—	—	1,953
Cash and cash equivalents at end of period	$24,673	757	—	—	$25,430

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

•
the regulatory environment in which we operate, including the multiplicity of jurisdictions, state and federal consumer protection laws and licensing requirements to which we and/or our dealers is subject and the risk of new regulations, such as the increasing adoption of “false alarm” ordinances;

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

For additional risk factors, please see Part I, Item 1A, Risk Factors, in the 2015 Form 10-K.  These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

The following discussion and analysis provides information concerning our results of operations and financial condition.  This discussion should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto included elsewhere herein and the 2015 Form 10-K.

Overview

The Company provides security alarm monitoring and related services to residential and business subscribers throughout the United States and parts of Canada.  On February 23, 2015 (the "Closing Date"), the Company acquired LiveWatch Security, LLC ("LiveWatch"), a Do-It-Yourself home security firm, offering professionally monitored security services through a direct-to-consumer sales channel (the "LiveWatch Acquisition"). On August 16, 2013, the Company acquired all of the equity interest of Security Networks LLC (“Security Networks”) and certain affiliated entities.  The Company monitors signals arising from burglaries, fires, medical alerts and other events through security systems at subscribers’ premises, as well as provides customer service and technical support.  Nearly all of the Company’s revenues are derived from monthly recurring revenues under security alarm monitoring contracts purchased from independent dealers in its exclusive nationwide network.

The Company's attrition analysis and results of operations for the three months ended March 31, 2016 include the operations of the LiveWatch business from the Closing Date.

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

The table below presents subscriber data for the twelve months ended March 31, 2016 and 2015:

	Twelve Months Ended March 31,
	2016		2015
Beginning balance of accounts	1,090,612		1,046,785
Accounts acquired	152,078		190,525
Accounts canceled	(148,787)		(139,605)
Canceled accounts guaranteed by dealer and other adjustments (a)	(13,177)	(b)	(7,093)	(c)
Ending balance of accounts	1,080,726		1,090,612
Monthly weighted average accounts	1,089,346		1,060,206
Attrition rate - Unit	(13.7)%		(13.2)%
Attrition rate - RMR (d)	(13.4)%		(13.0)%

(a)	Includes canceled accounts that are contractually guaranteed to be refunded from holdback.

(b)	Includes an estimated 3,170 accounts included in our Radio Conversion Program that canceled in excess of their expected attrition.

(c)
Includes a favorable adjustment of 1,101 accounts associated with multi-site subscribers that were considered single accounts prior to the completion of the Security Networks integration in April 2014.

(d)
The recurring monthly revenue ("RMR") of canceled accounts follows the same definition as subscriber unit attrition as noted above. RMR attrition is defined as the RMR of canceled accounts in a given period, adjusted for the impact of price increases or decreases in that period, divided by the weighted average of RMR for that period.

The unit attrition rate for the twelve months ended March 31, 2016 and 2015 was 13.7% and 13.2%, respectively. Increased attrition is primarily the result of an increase in the number of subscriber accounts reaching the end of their initial contract term in the period primarily related to the Pinnacle Security bulk buys. Monitronics purchased approximately 113,000 accounts from Pinnacle Security in 2012 and 2013 which are now experiencing normal end-of-term attrition. The attrition rate without the Pinnacle Security accounts (core attrition) for the twelve months ended March 31, 2016 and 2015 was 12.9% and 12.6%, respectively.

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

Accounts Acquired

During the three months ended March 31, 2016 and 2015, the Company acquired 29,211 and 66,074 subscriber accounts, respectively. Accounts acquired for the three months ended March 31, 2016 reflect bulk buys of approximately 400 accounts. Accounts acquired for the three months ended March 31, 2015 includes approximately 1,100 of bulk buys and 31,919 accounts from the LiveWatch Acquisition in February 2015.

RMR acquired during the three months ended March 31, 2016 and 2015 was $1,324,000 and $2,490,000, respectively. RMR acquired for the three months ended March 31, 2015 includes approximately $909,000 of RMR from the LiveWatch Acquisition in February 2015.

Adjusted EBITDA
We evaluate the performance of our operations based on financial measures such as revenue and "Adjusted EBITDA." Adjusted EBITDA is defined as net income (loss) before interest expense, interest income, income taxes, depreciation, amortization (including the amortization of subscriber accounts, dealer network and other intangible assets), stock-based compensation, and other non-cash or nonrecurring charges. The Company believes that Adjusted EBITDA is an important indicator of the operational strength and performance of its business, including the business’ ability to fund its ongoing acquisition of subscriber accounts, to fund its capital expenditures and to service its debt. In addition, this measure is used by management to evaluate operating results and perform analytical comparisons and identify strategies to improve performance. Adjusted EBITDA is also a measure that is customarily used by financial analysts to evaluate the financial performance of companies in the security alarm monitoring industry and is one of the financial measures, subject to certain adjustments, by which our covenants are calculated under the agreements governing their debt obligations. Adjusted EBITDA does not represent cash flow from operations as defined by generally accepted accounting principles ("GAAP"), should not be construed as an alternative to net income or loss and is indicative neither of our results of operations nor of cash flows available to fund all of our cash needs. It is, however, a measurement that we believe is useful to investors in analyzing its operating performance. Accordingly, Adjusted EBITDA should be considered in addition to, but not as a substitute for, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. Adjusted EBITDA is a non-GAAP financial measure. As companies often define non-GAAP financial measures differently, Adjusted EBITDA as calculated by Monitronics should not be compared to any similarly titled measures reported by other companies.

Pre-SAC Adjusted EBITDA

LiveWatch is a direct-to-consumer business, and as such recognizes certain revenue and expenses associated with subscriber acquisition (subscriber acquisition costs, or "SAC"). This is in contrast to Monitronics, which capitalizes payments to dealers to acquire accounts. "Pre-SAC Adjusted EBITDA" is a measure that eliminates the impact of acquiring accounts at the LiveWatch business that is recognized in operating income. Pre-SAC Adjusted EBITDA is defined as total Adjusted EBITDA excluding LiveWatch's SAC and the related revenue. We believe Pre-SAC Adjusted EBITDA is a meaningful measure of the Company's financial performance in servicing its customer base. Pre-SAC Adjusted EBITDA should be considered in addition to, but not as a substitute for, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. Pre-SAC Adjusted EBITDA is a non-GAAP financial measure. As companies often define non-GAAP financial measures differently, Pre-SAC Adjusted EBITDA as calculated by the Company should not be compared to any similarly titled measures reported by other companies.

Results of Operations

The following table sets forth selected data from the accompanying condensed consolidated statements of operations and comprehensive income (loss) for the periods indicated (dollar amounts in thousands).

	Three Months Ended March 31,
	2016	2015
Net revenue	$143,268	138,416
Cost of services	29,475	25,167
Selling, general, and administrative	28,613	23,424
Amortization of subscriber accounts, dealer network and other intangible assets	61,322	63,141
Interest expense	31,224	30,240
Income tax expense	1,790	1,961
Net loss	(20,210)	(8,334)

Adjusted EBITDA (a)	$87,020	91,667
Adjusted EBITDA as a percentage of Net revenue	60.7%	66.2%

Pre-SAC Adjusted EBITDA (b)	91,894	92,803
Pre-SAC Adjusted EBITDA as a percentage of Pre-SAC net revenue (c)	64.6%	67.3%

(a)	See reconciliation of net loss to Adjusted EBITDA below.

(b)	See reconciliation of Adjusted EBITDA to Pre-SAC Adjusted EBITDA below.

(c)	Presented below is the reconciliation of Net revenue to Pre-SAC net revenue (amounts in thousands):

	Three Months Ended March 31,
	2016	2015
Net revenue, as reported	$143,268	138,416
LiveWatch revenue related to SAC	(1,125)	(496)
Pre-SAC net revenue	142,143	137,920

Net revenue.  Net revenue increased $4,852,000, or 3.5% for the three months ended March 31, 2016, as compared to the corresponding prior year period.  The increase in net revenue is attributable to the inclusion of a full quarter's impact of LiveWatch revenue and an increase in average RMR per subscriber. Average monthly revenue per subscriber increased from $41.43 as of March 31, 2015 to $42.17 as of March 31, 2016.

Cost of services.  Cost of services increased $4,308,000, or 17.1%, for the three months ended March 31, 2016, as compared to the corresponding prior year period. $2,216,000 of the increase is attributable to the inclusion of a full quarter's impact of LiveWatch's cost of services. LiveWatch's cost of services includes expensed equipment costs associated with the creation of new subscribers of $2,252,000 and $643,000 for three months ended March 31, 2016 and 2015, respectively. The increase also reflects higher cellular and field service costs at Monitronics related to the increase in the number of subscribers with interactive and home automation services. Cost of services as a percent of net revenue increased from 18.2% for the three months ended March 31, 2015 to 20.6% for the three months ended March 31, 2016, respectively.

Selling, general and administrative.  Selling, general and administrative costs ("SG&A") increased $5,189,000, or 22.2% for the three months ended March 31, 2016, as compared to the corresponding prior year period.  The increase is attributable to the inclusion of a full quarter's impact of LiveWatch's SG&A which includes marketing and sales costs related to the creation of new subscribers of $3,747,000 and $990,000 for the three months ended March 31, 2016 and 2015, respectively. For the three months ended March 31, 2016 and 2015, LiveWatch SG&A also includes $900,000 and $519,000, respectively, in LiveWatch Acquisition Contingent Bonuses payable to LiveWatch's key members of management in accordance with the employment agreements entered into in connection with the LiveWatch Acquisition. The increase in SG&A is also attributable to increased salaries, wages, and benefits at Monitronics as compared to the prior year. In connection with certain cost cutting initiatives, the Company executed a reduction in force in March 2016 at the Company's Dallas, Texas headquarters. This action resulted in an additional $245,000 in SG&A expense for one-time termination benefits being recognized during the three months ended March 31, 2016. SG&A as a percent of net revenue increased from 16.9% for the three months ended March 31, 2015 to 20.0% for the three months ended March 31, 2016, respectively.

Amortization of subscriber accounts, dealer network and other intangible assets.  Amortization of subscriber accounts, dealer network and other intangible assets decreased $1,819,000 for the three months ended March 31, 2016, respectively, as compared to the corresponding prior year period.  The decrease is related to the timing of amortization of subscriber accounts acquired prior to the first quarter of 2015, which have a lower rate of amortization in 2016 based on the applicable double declining balance amortization method. The decrease is partially offset by increased amortization related to accounts acquired subsequent to March 31, 2015.

Interest expense.  Interest expense increased $984,000 for the three months ended March 31, 2016, as compared to the corresponding prior year period, respectively. The increase in interest expense is primarily attributable to increases in the Company’s consolidated debt balance related to the refinancing of our Credit Facility term loans in April of 2015.

Income tax expense.  The Company had pre-tax loss of $18,420,000 for the three months ended March 31, 2016, and income tax expense of $1,790,000 for the three months ended March 31, 2016.  The Company had pre-tax loss of $6,373,000 and income tax expense of $1,961,000 for the three months ended March 31, 2015. Income tax expense for the three months ended March 31, 2016 and 2015 is attributable to Texas state margin tax incurred on the Company's operations and the deferred tax impact from amortization of deductible goodwill related to the Company's recent acquisitions.

Net loss. For the three months ended March 31, 2016, net loss increased to $20,210,000 from $8,334,000 for the three months ended March 31, 2015. The increase in net loss is primarily attributable to a $8,556,000 increase in costs incurred under the Company's Radio Conversion Program and a full quarter's worth of the impact of expensed creation costs as a result of LiveWatch's direct-to-customer model (which is further discussed in Adjusted EBITDA below).

Adjusted EBITDA and Pre-SAC Adjusted EBITDA. The following table provides a reconciliation of net loss to total Adjusted EBITDA to Pre-SAC Adjusted EBITDA for the periods indicated (amounts in thousands):

	Three Months Ended March 31,
	2016	2015
Net loss	$(20,210)	(8,334)
Amortization of subscriber accounts, dealer network and other intangible assets	61,322	63,141
Depreciation	1,975	2,297
Stock-based compensation	522	374
Radio conversion costs	9,079	523
LiveWatch acquisition related costs	—	946
LiveWatch acquisition contingent bonus charges	900	519
Reduction in force separation costs	245	—
Rebranding marketing program	173	—
Interest expense	31,224	30,240
Income tax expense	1,790	1,961
Adjusted EBITDA	87,020	91,667
Gross subscriber acquisition cost expenses	5,999	1,632
Revenue associated with subscriber acquisition cost	(1,125)	(496)
Pre-SAC Adjusted EBITDA	$91,894	$92,803

Adjusted EBITDA decreased $4,647,000, or 5.1%, for the three months ended March 31, 2016 as compared to the corresponding prior year period.  Adjusted EBITDA decreased for the three months ended March 31, 2016 primarily due to the full quarter impact of LiveWatch's subscriber acquisition costs. LiveWatch's expensed creation costs, net of creation revenue, included in Adjusted EBITDA for the three months ended March 31, 2016 and 2015, are $4,874,000 and $1,136,000 respectively.

Pre-SAC Adjusted EBITDA decreased $909,000 or 1.0%, for the three months ended March 31, 2016 as compared to the corresponding prior year period. The decrease is attributable to the full quarter impact of LiveWatch's cost of services and SG&A that are not related to subscriber acquisition costs, as well as increasing field service and cellular costs at Monitronics as discussed above.

Liquidity and Capital Resources

At March 31, 2016, we had $29,003,000 of cash and cash equivalents.  Our primary sources of funds are our cash flows from operating activities which are generated from alarm monitoring and related service revenues.  During the three months ended March 31, 2016 and 2015, our cash flow from operating activities was $54,739,000 and $64,056,000, respectively.  The primary driver of our cash flow from operating activities is Adjusted EBITDA.  Fluctuations in our Adjusted EBITDA and the components of that measure are discussed in “Results of Operations” above.  In addition, our cash flow from operating activities may be significantly impacted by changes in working capital.

During the three months ended March 31, 2016 and 2015, the Company used cash of $46,670,000 and $61,053,000, respectively, to fund subscriber account acquisitions, net of holdback and guarantee obligations.  In addition, during the three months ended March 31, 2016 and 2015, the Company used cash of $2,276,000 and $2,728,000, respectively, to fund its capital expenditures.

In 2015, Monitronics paid cash of $56,778,000 for the acquisition of LiveWatch, net of the transfer of $3,988,000 to LiveWatch upon the Closing Date to fund LiveWatch employees' transaction bonuses and LiveWatch cash on hand of $784,000. The LiveWatch Acquisition was funded by borrowings from Monitronics' expanded Credit Facility revolver as well as cash contributions from Ascent Capital.

On March 30, 2016, we borrowed $40,800,000 on the Credit Facility revolver to fund our April 1, 2016 interest payment due under the Senior Notes of $26,691,000 and other business activities.

The existing long-term debt of the Company at March 31, 2016 includes the principal balance of $1,700,484,000 under its Senior Notes, Credit Facility term loans, and Credit Facility revolver. The Senior Notes have an outstanding principal balance of $585,000,000 as of March 31, 2016 and mature on April 1, 2020. The Ascent Intercompany Loan has an outstanding principal balance of $12,000,000 and matures on October 1, 2020. The Credit Facility term loans have an outstanding principal balance of $948,284,000 as of March 31, 2016 and require principal payments of approximately $1,375,000 per quarter with $403,784,000 becoming due on March 23, 2018 and the remaining amount becoming due on April 9, 2022. The Credit Facility revolver has an outstanding balance of $155,200,000 as of March 31, 2016 and becomes due on December 22, 2017.

In considering our liquidity requirements for the remainder of 2016, we evaluated our known future commitments and obligations. We will require the availability of funds to finance our strategy which is to grow through the acquisition of subscriber accounts. In 2014, Monitronics implemented a Radio Conversion Program in response to one of the nation's largest carriers announcing that it does not intend to support its 2G cellular network services beyond 2016. In connection with the Radio Conversion Program, we could incur incremental costs of $8,000,000 to $12,000,000 for the remainder of 2016. We considered the borrowing capacity of Monitronics’ Credit Facility revolver, under which Monitronics could borrow an additional $159,800,000 as of March 31, 2016. Based on this analysis, we expect that cash on hand, cash flow generated from operations and available borrowings under the Credit Facility revolver will provide sufficient liquidity, given our anticipated current and future requirements.

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

Tabular Presentation of Interest Rate Risk

The table below provides information about our outstanding debt obligations and derivative financial instruments that are sensitive to changes in interest rates.  Interest rate swaps are presented at their fair value amount and by maturity date as of March 31, 2016.  Debt amounts represent principal payments by maturity date as of March 31, 2016.

Year of Maturity	Fixed Rate Derivative Instruments, net (a)	Variable Rate Debt	Fixed Rate Debt	Total
	(Amounts in thousands)
Remainder of 2016	$—	$4,125	$—	$4,125
2017	—	160,700	—	160,700
2018	—	409,284	—	409,284
2019	11,308	5,500	—	16,808
2020	—	5,500	597,000	602,500
2021	—	5,500	—	5,500
Thereafter	14,056	512,875	—	526,931
Total	$25,364	$1,103,484	$597,000	$1,725,848

(a)
The derivative financial instruments reflected in this column include four interest rate swaps with a maturity date of March 23, 2018 and three interest rate swaps with a maturity date of April 9, 2022.  As a result of these interest rate swaps, the Company's current effective weighted average interest rate on the borrowings under the Credit Facility term loans is 5.15%.  See notes 5, 6 and 7 to our condensed consolidated financial statements included in this quarterly report for further information.

Item 4.  Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and chief financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Executives concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2016 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There has been no change in the Company’s internal controls over financial reporting that occurred during the three months ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, its internal controls over financial reporting.

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

MONITRONICS INTERNATIONAL, INC.

Date: May 12, 2016	By:	/s/ Jeffery R. Gardner
Jeffery R. Gardner
President and Chief Executive Officer

Date: May 12, 2016	By:	/s/ Michael R. Meyers
Michael R. Meyers
Chief Financial Officer, Executive Vice President and Assistant Secretary
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