Form 10-Q
period 2016-06-30
MONITRONICS INTERNATIONAL INC
filed 2016-08-10
CIK 1265107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

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

As of August 10, 2016, Monitronics International, Inc. is a wholly owned subsidiary of Ascent Capital Group, Inc.

Item 1.  Financial Statements.
MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
Amounts in thousands, except share amounts
(unaudited)

	June 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$2,131	$2,580
Restricted cash	—	55
Trade receivables, net of allowance for doubtful accounts of $2,530 in 2016 and $2,762 in 2015	13,884	13,622
Prepaid and other current assets	8,140	9,890
Total current assets	24,155	26,147
Property and equipment, net of accumulated depreciation of $31,057 in 2016 and $27,057 in 2015	26,388	26,654
Subscriber accounts, net of accumulated amortization of $1,094,016 in 2016 and $975,795 in 2015	1,410,669	1,423,538
Dealer network and other intangible assets, net of accumulated amortization of $78,493 in 2016 and $73,578 in 2015	21,739	26,654
Goodwill	563,549	563,549
Other assets, net	3,508	3,725
Total assets	$2,050,008	$2,070,267
Liabilities and Stockholder's Equity
Current liabilities:
Accounts payable	$8,059	$8,621
Accrued payroll and related liabilities	3,363	3,479
Other accrued liabilities	31,263	32,522
Deferred revenue	16,202	16,207
Holdback liability	14,212	16,386
Current portion of long-term debt	5,500	5,500
Total current liabilities	78,599	82,715
Non-current liabilities:
Long-term debt	1,673,160	1,739,147
Long-term holdback liability	3,614	3,786
Derivative financial instruments	30,073	13,470
Deferred income tax liability, net	15,296	13,191
Other liabilities	12,235	16,893
Total liabilities	1,812,977	1,869,202
Commitments and contingencies
Stockholder's equity:
Common stock, $.01 par value. 1,000 shares authorized, issued and outstanding both at June 30, 2016 and December 31, 2015	—	—
Additional paid-in capital	450,455	361,228
Accumulated deficit	(183,336)	(146,617)
Accumulated other comprehensive loss	(30,088)	(13,546)
Total stockholder's equity	237,031	201,065
Total liabilities and stockholder's equity	$2,050,008	$2,070,267

See accompanying notes to condensed consolidated financial statements.

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
Amounts in thousands
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net revenue	$143,656	141,543	$286,924	279,959
Operating expenses:
Cost of services	27,637	27,603	57,112	52,770
Selling, general, and administrative, including stock-based compensation	29,203	25,697	57,816	49,121
Radio conversion costs	7,596	450	16,675	973
Amortization of subscriber accounts, dealer network and other intangible assets	61,937	63,526	123,259	126,667
Depreciation	2,025	2,484	4,000	4,781
Gain on disposal of operating assets	—	—	—	(3)
	128,398	119,760	258,862	234,309
Operating income	15,258	21,783	28,062	45,650
Other expense:
Interest expense	30,024	31,291	61,248	61,531
Refinancing expense	—	4,468	—	4,468
	30,024	35,759	61,248	65,999
Loss before income taxes	(14,766)	(13,976)	(33,186)	(20,349)
Income tax expense	1,743	2,011	3,533	3,972
Net loss	(16,509)	(15,987)	(36,719)	(24,321)
Other comprehensive loss:
Unrealized (loss) income on derivative contracts, net of tax	(4,697)	1,002	(16,542)	(3,461)
Total other comprehensive (loss) income, net of tax	(4,697)	1,002	(16,542)	(3,461)
Comprehensive loss	$(21,206)	(14,985)	$(53,261)	(27,782)

See accompanying notes to condensed consolidated financial statements.

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Amounts in thousands
(unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(36,719)	(24,321)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of subscriber accounts, dealer network and other intangible assets	123,259	126,667
Depreciation	4,000	4,781
Stock-based compensation	1,189	829
Deferred income tax expense	2,105	2,050
Amortization of debt discount and deferred debt costs	3,513	3,106
Bad debt expense	5,133	4,645
Gain on disposal of operating assets	—	(3)
Refinancing expense	—	4,468
Other non-cash activity, net	1,457	2,346
Changes in assets and liabilities:
Trade receivables	(5,395)	(4,440)
Prepaid expenses and other assets	1,762	(2,642)
Subscriber accounts - deferred contract costs	(1,294)	—
Payables and other liabilities	(8,109)	(6,185)
Net cash provided by operating activities	90,901	111,301
Cash flows from investing activities:
Capital expenditures	(3,100)	(8,165)
Cost of subscriber accounts acquired	(106,805)	(129,544)
Cash paid for acquisition, net of cash acquired	—	(56,343)
Decrease (increase) in restricted cash	55	(35)
Proceeds from the disposal of operating assets	—	3
Net cash used in investing activities	(109,850)	(194,084)
Cash flows from financing activities:
Proceeds from long-term debt	88,200	674,050
Payments on long-term debt	(69,700)	(605,990)
Payments of financing costs	—	(6,232)
Contribution from Ascent Capital	—	22,690
Net cash provided by financing activities	18,500	84,518
Net increase in cash and cash equivalents	(449)	1,735
Cash and cash equivalents at beginning of period	2,580	1,953
Cash and cash equivalents at end of period	$2,131	3,688

Supplemental cash flow information:
State taxes paid	$2,745	3,485
Interest paid	60,031	57,952

See accompanying notes to condensed consolidated financial statements.

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholder’s Equity
Amounts in thousands, except share amounts
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholder’s Equity
	Shares	Amount
Balance at December 31, 2015	1,000	$—	361,228	(13,546)	(146,617)	$201,065
Net loss	—	—	—	—	(36,719)	(36,719)
Other comprehensive loss	—	—	—	(16,542)	—	(16,542)
Stock-based compensation	—	—	1,310	—	—	1,310
Value of shares withheld for minimum tax liability	—	—	(83)	—	—	(83)
Contribution from Ascent Capital	—	—	88,000	—	—	88,000
Balance at June 30, 2016	1,000	$—	450,455	(30,088)	(183,336)	$237,031

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

The unaudited interim financial information of the Company has been prepared in accordance with Article 10 of the Securities and Exchange Commission’s (the "SEC") Regulation S-X. Accordingly, it does not include all of the information required by generally accepted accounting principles in the United States ("U.S. GAAP") for complete financial statements.  The Company’s unaudited condensed consolidated financial statements as of June 30, 2016, and for the three and six months ended June 30, 2016 and 2015, include Monitronics and all of its direct and indirect subsidiaries.  The accompanying interim condensed consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year.  These condensed consolidated financial statements should be read in conjunction with the Monitronics Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 7, 2016 (the "2015 Form 10-K").

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

(2)    Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606). Under the update, revenue will be recognized based on a five-step model. The core principle of the model is that revenue will be recognized when the transfer of promised goods or services to customers is made in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In March 2016, the FASB issued additional guidance which clarifies principal versus agent considerations, and in April 2016, the FASB issued further guidance which clarifies the identification of performance obligations and the implementation guidance for licensing. Additional guidance was issued in May 2016 which clarified, among other items, revenue collectability, presentation of sales tax and other similar taxes from customers and non-cash consideration. In the third quarter of 2015, the FASB deferred the effective date of the standard to annual and interim periods beginning after December 15, 2017. Early adoption will be permitted for annual and interim periods beginning after December 15, 2016. The Company is currently evaluating the impact that adopting this ASU will have on its financial position, results of operations and cash flows.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), ("ASU 2016-02"). ASU 2016-02 introduces a lessee model that brings most leases on the balance sheet and eliminates the current requirements for a company to use bright-line tests in determining lease classification. ASU 2016-02 is effective for annual and interim periods beginning after December 15, 2018 and requires a modified retrospective approach. The Company is currently evaluating the impact that adopting ASU 2016-02 will have on its financial position, results of operations and cash flows.

In March 2016, the FASB issued ASU 2016-09, Compensation--Stock Compensation (Topic 718): Improvements to Employee Share Based Accounting ("ASU 2016-09"). ASU 2016-09 simplifies several aspects of accounting for employee share-based payment transactions, including accounting for income taxes, forfeitures, and statutory tax withholding requirements as well as classification of certain elements in the statement of cash flows. Adoption requirements are different for each change in the reporting method and may be prospective, retrospective and/or modified retrospective. ASU 2016-09 is effective for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company plans to adopt the standard in its annual report for the period ending December 31, 2016. The adoption is not expected to have a material impact on the Company's financial position, results of operations and cash flows.

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

(4)    Other Accrued Liabilities

Other accrued liabilities consisted of the following (amounts in thousands):

	June 30, 2016	December 31, 2015
Interest payable	$15,456	$18,226
Income taxes payable	1,283	2,603
Legal accrual	411	145
LiveWatch acquisition retention bonus	3,634	—
Other	10,479	11,548
Total Other accrued liabilities	$31,263	$32,522

(5)    Long-Term Debt

Long-term debt consisted of the following (amounts in thousands):

	June 30, 2016	December 31, 2015
9.125% Senior Notes due April 1, 2020 with an effective interest rate of 9.4%	$577,150	$576,241
Promissory Note to Ascent Capital due October 1, 2020 with an effective rate of 12.5% (a)	12,000	100,000
Term loans, mature April 9, 2022, LIBOR plus 3.50%, subject to a LIBOR floor of 1.00%, with an effective rate of 5.1%	539,896	542,420
Term loans, mature March 23, 2018, LIBOR plus 3.25%, subject to a LIBOR floor of 1.00% with an effective rate of 5.0%	396,792	394,938
$315 million revolving credit facility, matures December 22, 2017, LIBOR plus 3.75%, subject to a LIBOR floor of 1.00% with an effective rate of 5.9%	152,822	131,048
	1,678,660	1,744,647
Less current portion of long-term debt	(5,500)	(5,500)
Long-term debt	$1,673,160	$1,739,147

(a)	The effective rate was 9.868% until February 29, 2016.

Senior Notes

The senior notes total $585,000,000 in principal, mature on April 1, 2020 and bear interest at 9.125% per annum (the "Senior Notes").  Interest payments are due semi-annually on April 1 and October 1 of each year. The Senior Notes are guaranteed by all of the Company's existing domestic subsidiaries.  Ascent Capital has not guaranteed any of the Company's obligations under the Senior Notes. As of June 30, 2016, the Senior Notes had deferred financing costs, net of accumulated amortization of $7,850,000.

Ascent Intercompany Loan

On February 29, 2016, the Company retired the existing intercompany loan with an outstanding principal amount of $100,000,000 and executed and delivered a Promissory Note to Ascent Capital in a principal amount of $12,000,000 (the "Ascent Intercompany Loan"), with the $88,000,000 remaining principal to be a capital contribution.  The entire principal amount under the Ascent Intercompany Loan is due on October 1, 2020.  The Company may prepay any portion of the balance of the Ascent Intercompany Loan at any time from time to time without fee, premium or penalty (subject to certain financial covenants associated with the Company’s other indebtedness).  Any unpaid balance of the Ascent Intercompany Loan bears interest at a rate equal to 12.5% per annum, payable semi-annually in cash in arrears on January 12 and July 12 of each year, commencing on January 12, 2014.  The effective rate was 12.5% as of June 30, 2016 and 9.868% as of December 31, 2015. Borrowings under the Ascent Intercompany Loan constitute unsecured obligations of the Company and are not guaranteed by any of the Company’s subsidiaries.

Credit Facility

The Company has senior secured term loans totaling $946,909,000 in principal with $403,784,000 maturing in March 2018 (the "2018 Term Loans") and $543,125,000 maturing in April 2022 (the "2022 Term Loans"). Monitronics also has a $315,000,000 revolving credit facility, maturing December 22, 2017 of which $154,500,000 is outstanding as of June 30, 2016 (the senior secured term loans together with the revolving credit facility, the "Credit Facility").

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

As of June 30, 2016, the Company has deferred financing costs and unamortized discounts, net of accumulated amortization, of $11,899,000 related to the Credit Facility.

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

The terms of the Senior Notes and Credit Facility provide for certain financial and nonfinancial covenants.  As of June 30, 2016, the Company was in compliance with all required covenants.

As of June 30, 2016, principal payments scheduled to be made on the Company’s debt obligations are as follows (amounts in thousands):

Remainder of 2016	$2,750
2017	160,000
2018	409,284
2019	5,500
2020	602,500
2021	5,500
Thereafter	512,875
Total principal payments	1,698,409
Less:
Unamortized deferred debt costs and discounts	19,749
Total debt on condensed consolidated balance sheet	$1,678,660

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

As of June 30, 2016 the Swaps’ outstanding notional balances, effective dates, maturity dates and interest rates paid and received are noted below:

Notional	Effective Date	Maturity Date	Fixed Rate Paid	Variable Rate Received
$526,625,000	March 28, 2013	March 23, 2018	1.884%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor (a)
139,562,500	March 28, 2013	March 23, 2018	1.384%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor (a)
109,108,040	September 30, 2013	March 23, 2018	1.959%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor
109,108,040	September 30, 2013	March 23, 2018	1.850%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor
191,475,002	March 23, 2018	April 9, 2022	2.924%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor
250,000,000	March 23, 2018	April 9, 2022	2.810%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor
50,000,000	March 23, 2018	April 9, 2022	2.504%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor

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

All of the Swaps are designated and qualify as cash flow hedging instruments, with the effective portion of the Swaps' change in fair value recorded in Accumulated other comprehensive loss.  Any ineffective portions of the Swaps' change in fair value are recognized in current earnings in Interest expense.  Changes in the fair value of the Swaps recognized in Accumulated other comprehensive loss are reclassified to Interest expense when the hedged interest payments on the underlying debt are recognized.  Amounts in Accumulated other comprehensive loss expected to be recognized in Interest expense in the coming 12 months total approximately $7,067,000.

The impact of the derivatives designated as cash flow hedges on the condensed consolidated financial statements is depicted below (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Effective portion of loss recognized in Accumulated other comprehensive loss	$(6,506)	(820)	$(20,163)	(7,088)
Effective portion of loss reclassified from Accumulated other comprehensive loss into Net loss (a)	$(1,809)	(1,822)	$(3,621)	(3,627)
Ineffective portion of amount of loss recognized into Net loss on interest rate swaps (a)	$(19)	83	$(77)	(1)

(a)	Amounts are included in Interest expense in the unaudited condensed consolidated statements of operations and comprehensive income (loss).

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

The following summarizes the fair value level of assets and liabilities that are measured on a recurring basis at June 30, 2016 and December 31, 2015 (amounts in thousands):

	Level 1	Level 2	Level 3	Total
June 30, 2016
Derivative financial instruments - liabilities	$—	(30,073)	—	$(30,073)
Total	$—	(30,073)	—	$(30,073)
December 31, 2015
Derivative financial instruments - liabilities	$—	(13,470)	—	$(13,470)
Total	$—	(13,470)	—	$(13,470)

The Company has determined that the significant inputs used to value the Swaps fall within Level 2 of the fair value hierarchy.  As a result, the Company has determined that its derivative valuations are classified in Level 2 of the fair value hierarchy.

Carrying values and fair values of financial instruments that are not carried at fair value are as follows (amounts in thousands):

	June 30, 2016	December 31, 2015
Long term debt, including current portion:
Carrying value	$1,678,660	$1,744,647
Fair value (a)	1,559,409	1,603,375

(a)	T he fair value is based on market quotations from third party financial institutions and is classified as Level 2 in the hierarchy.

The Company’s other financial instruments, including cash and cash equivalents, accounts receivable and accounts payable are carried at cost, which approximates their fair value because of their short-term maturity.

(8)    Accumulated Other Comprehensive Loss

The following table provides a summary of the changes in Accumulated other comprehensive loss for the period presented (amounts in thousands):

Accumulated other comprehensive loss
As of December 31, 2015	$(13,546)
Unrealized loss on derivatives recognized through Accumulated other comprehensive loss	(20,163)
Reclassifications of unrealized loss on derivatives into net income, net of income tax of $0 (a)	3,621
As of June 30, 2016	$(30,088)

(a)	Amounts reclassified into net income are included in Interest expense on the condensed consolidated statement of operations. See note 6, Derivatives, for further information.

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

(10)     Reportable Business Segments

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

	Monitronics	LiveWatch	Consolidated
	Three months ended June 30, 2016
Net revenue	$138,174	$5,482	$143,656
Depreciation and amortization	$62,877	$1,085	$63,962
Net loss before income taxes	$(9,703)	$(5,063)	$(14,766)

	Three months ended June 30, 2015
Net revenue	$137,436	$4,107	$141,543
Depreciation and amortization	$64,902	$1,108	$66,010
Net loss before income taxes	$(9,306)	$(4,670)	$(13,976)

	Six months ended June 30, 2016
Net revenue	$276,270	$10,654	$286,924
Depreciation and amortization	$125,029	$2,230	$127,259
Net loss before income taxes	$(22,854)	$(10,332)	$(33,186)

	Six months ended June 30, 2015
Net revenue	$274,337	$5,622	$279,959
Depreciation and amortization	$129,898	$1,550	$131,448
Net loss before income taxes	$(13,943)	$(6,406)	$(20,349)

The following table sets forth selected data from the accompanying condensed consolidated balance sheets for the periods indicated (amounts in thousands):

	Monitronics	LiveWatch	Eliminations	Consolidated
	Balance at June 30, 2016
Subscriber accounts, net of amortization	$1,388,366	$22,303	$—	$1,410,669
Goodwill	$527,502	$36,047	$—	$563,549
Total assets	$2,069,519	$62,983	$(82,494)	$2,050,008

	Balance at December 31, 2015
Subscriber accounts, net of amortization	$1,400,515	$23,023	$—	$1,423,538
Goodwill	$527,502	$36,047	$—	$563,549
Total assets	$2,033,180	$63,267	$(26,180)	$2,070,267

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

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidating Balance Sheet
(unaudited)

	As of June 30, 2016
	Parent Issuer	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Assets
Current assets:
Cash and cash equivalents	$1,195	936	—	—	2,131
Trade receivables, net	13,380	504	—	—	13,884
Prepaid and other current assets	38,400	1,985	—	(32,245)	8,140
Total current assets	52,975	3,425	—	(32,245)	24,155

Investment in subsidiaries	33,920	—	—	(33,920)	—
Property and equipment, net	25,034	1,354	—	—	26,388
Subscriber accounts, net	1,375,610	35,059	—	—	1,410,669
Dealer network and other intangible assets, net	20,612	1,127	—	—	21,739
Goodwill	527,191	36,358	—	—	563,549
Other assets, net	3,496	12	—	—	3,508
Total assets	$2,038,838	77,335	—	(66,165)	2,050,008

Liabilities and Stockholder's Equity
Current liabilities:
Accounts payable	$6,622	1,437	—	—	8,059
Accrued payroll and related liabilities	2,962	401	—	—	3,363
Other accrued liabilities	27,206	36,302	—	(32,245)	31,263
Deferred revenue	15,031	1,171	—	—	16,202
Holdback liability	13,639	573	—	—	14,212
Current portion of long-term debt	5,500	—	—	—	5,500
Total current liabilities	70,960	39,884	—	(32,245)	78,599

Non-current liabilities:
Long-term debt	1,673,160	—	—	—	1,673,160
Long-term holdback liability	3,614	—	—	—	3,614
Derivative financial instruments	30,073	—	—	—	30,073
Deferred income tax liability, net	14,053	1,243	—	—	15,296
Other liabilities	9,947	2,288	—	—	12,235
Total liabilities	1,801,807	43,415	—	(32,245)	1,812,977

Total stockholder's equity	237,031	33,920	—	(33,920)	237,031
Total liabilities and stockholder's equity	$2,038,838	77,335	—	(66,165)	2,050,008

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidating Balance Sheet
(unaudited)

	As of December 31, 2015
	Parent Issuer	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Assets
Current assets:
Cash and cash equivalents	$1,513	1,067	—	—	2,580
Restricted cash	55	—	—	—	55
Trade receivables, net	13,224	398	—	—	13,622
Prepaid and other current assets	30,542	1,807	—	(22,459)	9,890
Total current assets	45,334	3,272	—	(22,459)	26,147

Investment in subsidiaries	43,920	—	—	(43,920)	—
Property and equipment, net	25,842	812	—	—	26,654
Subscriber accounts, net	1,390,493	33,045	—	—	1,423,538
Dealer network and other intangible assets, net	25,462	1,192	—	—	26,654
Goodwill	527,191	36,358	—	—	563,549
Other assets, net	3,718	7	—	—	3,725
Total assets	$2,061,960	74,686	—	(66,379)	$2,070,267

Liabilities and Stockholder's Equity
Current liabilities:
Accounts payable	$7,383	1,238	—	—	8,621
Accrued payroll and related liabilities	2,894	585	—	—	3,479
Other accrued liabilities	32,224	22,757	—	(22,459)	32,522
Deferred revenue	15,151	1,056	—	—	16,207
Holdback liability	15,986	400	—	—	16,386
Current portion of long-term debt	5,500	—	—	—	5,500
Total current liabilities	79,138	26,036	—	(22,459)	82,715

Non-current liabilities:
Long-term debt	1,739,147	—	—	—	1,739,147
Long-term holdback liability	3,786	—	—	—	3,786
Derivative financial instruments	13,470	—	—	—	13,470
Deferred income tax liability, net	12,391	800	—	—	13,191
Other liabilities	12,963	3,930	—	—	16,893
Total liabilities	1,860,895	30,766	—	(22,459)	1,869,202

Total stockholder's equity	201,065	43,920	—	(43,920)	201,065
Total liabilities and stockholder's equity	$2,061,960	74,686	—	(66,379)	2,070,267

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
(unaudited)

	Three Months Ended June 30, 2016
	Parent Issuer	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Net revenue	$137,212	6,444	—	—	143,656
					0
Operating expenses:					0
Cost of services	24,504	3,133	—	—	27,637
Selling, general, and administrative, including stock-based compensation	22,857	6,346	—	—	29,203
Radio conversion costs	7,542	54	—	—	7,596
Amortization of subscriber accounts, dealer network and other intangible assets	60,482	1,455	—	—	61,937
Depreciation	1,939	86	—	—	2,025
	117,324	11,074	—	—	128,398
Operating income (loss)	19,888	(4,630)	—	—	15,258
Other expense:
Equity in loss of subsidiaries	4,860	—	—	(4,860)	—
Interest expense	30,019	5	—	—	30,024
	34,879	5	—	(4,860)	30,024
(Loss) income before income taxes	(14,991)	(4,635)	—	4,860	(14,766)
Income tax expense	1,518	225	—	—	1,743
Net (loss) income	(16,509)	(4,860)	—	4,860	(16,509)
Other comprehensive income (loss):
Unrealized loss on derivative contracts	(4,697)	—	—	—	(4,697)
Total other comprehensive loss	(4,697)	—	—	—	(4,697)
Comprehensive (loss) income	$(21,206)	(4,860)	—	4,860	(21,206)

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
(unaudited)

	Three Months Ended June 30, 2015
	Parent Issuer	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Net revenue	$137,051	4,492	—	—	141,543
					0
Operating expenses:					0
Cost of services	24,938	2,665	—	—	27,603
Selling, general, and administrative, including stock-based compensation	20,630	5,067	—	—	25,697
Radio conversion costs	450	—	—	—	450
Amortization of subscriber accounts, dealer network and other intangible assets	62,233	1,293	—	—	63,526
Depreciation	2,463	21	—	—	2,484
	110,714	9,046	—	—	119,760
Operating income (loss)	26,337	(4,554)	—	—	21,783
Other expense:
Equity in loss of subsidiaries	4,773	—	—	(4,773)	—
Interest expense	31,280	11	—	—	31,291
Refinancing expense	4,468	—	—	—	4,468
	40,521	11	—	(4,773)	35,759
(Loss) income before income taxes	(14,184)	(4,565)	—	4,773	(13,976)
Income tax expense	1,803	208	—	—	2,011
Net (loss) income	(15,987)	(4,773)	—	4,773	(15,987)
Other comprehensive income:
Unrealized gain on derivative contracts	1,002	—	—	—	1,002
Total other comprehensive income	1,002	—	—	—	1,002
Comprehensive (loss) income	$(14,985)	(4,773)	—	4,773	(14,985)

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
(unaudited)

	Six Months Ended June 30, 2016
	Parent Issuer	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenue	$274,519	12,405	—	—	286,924

Operating expenses:
Cost of services	50,746	6,366	—	—	57,112
Selling, general, and administrative, including stock-based compensation	45,388	12,428	—	—	57,816
Radio conversion costs	16,621	54	—	—	16,675
Amortization of subscriber accounts, dealer network and other intangible assets	120,310	2,949	—	—	123,259
Depreciation	3,849	151	—	—	4,000
Gain on disposal of operating assets	—	—	—	—	—
	236,914	21,948	—	—	258,862
Operating income (loss)	37,605	(9,543)	—	—	28,062
Other expense:
Equity in loss of subsidiaries	10,001	—	—	(10,001)	—
Interest expense	61,239	9	—	—	61,248
Refinancing expense	—	—	—	—	—
	71,240	9	—	(10,001)	61,248
(Loss) income before income taxes	(33,635)	(9,552)	—	10,001	(33,186)
Income tax expense	3,084	449	—	—	3,533
Net (loss) income	(36,719)	(10,001)	—	10,001	(36,719)
Other comprehensive income:
Unrealized gain on derivative contracts	(16,542)	—	—	—	(16,542)
Total other comprehensive loss	(16,542)	—	—	—	(16,542)
Comprehensive (loss) income	$(53,261)	(10,001)	—	10,001	(53,261)

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
(unaudited)

	Six Months Ended June 30, 2015
	Parent Issuer	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Net revenue	$273,651	6,308	—	—	279,959
					0
Operating expenses:					0
Cost of services	49,123	3,647	—	—	52,770
Selling, general, and administrative, including stock-based compensation	42,130	6,991	—	—	49,121
Radio conversion costs	973	—	—	—	973
Amortization of subscriber accounts, dealer network and other intangible assets	124,741	1,926	—	—	126,667
Depreciation	4,754	27	—	—	4,781
Gain on disposal of operating assets	(3)	—	—	—	(3)
	221,718	12,591	—	—	234,309
Operating income (loss)	51,933	(6,283)	—	—	45,650
Other expense:
Equity in loss of subsidiaries	6,704	—	—	(6,704)	—
Interest expense	61,518	13	—	—	61,531
Refinancing expense	4,468	—	—	—	4,468
	72,690	13	—	(6,704)	65,999
(Loss) income before income taxes	(20,757)	(6,296)	—	6,704	(20,349)
Income tax expense	3,564	408	—	—	3,972
Net (loss) income	(24,321)	(6,704)	—	6,704	(24,321)
Other comprehensive loss:
Unrealized loss on derivative contracts	(3,461)	—	—	—	(3,461)
Total other comprehensive loss	(3,461)	—	—	—	(3,461)
Comprehensive (loss) income	$(27,782)	(6,704)	—	6,704	(27,782)

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidating Statement of Cash Flows
(unaudited)

	Six Months Ended June 30, 2016
	Parent Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Net cash provided by operating activities	$86,581	4,320	—	—	90,901
Investing activities:
Capital expenditures	(2,408)	(692)	—	—	(3,100)
Cost of subscriber accounts acquired	(103,046)	(3,759)	—	—	(106,805)
Increase in restricted cash	55	—	—	—	55
Net cash used in investing activities	(105,399)	(4,451)	—	—	(109,850)
Financing activities:
Proceeds from long-term debt	88,200	—	—	—	88,200
Payments on long-term debt	(69,700)	—	—	—	(69,700)
Net cash provided by financing activities	18,500	—	—	—	18,500
Net increase in cash and cash equivalents	(318)	(131)	—	—	(449)
Cash and cash equivalents at beginning of period	1,513	1,067	—	—	2,580
Cash and cash equivalents at end of period	$1,195	936	—	—	2,131

	Six Months Ended June 30, 2015
	Parent Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Net cash provided by operating activities	$112,060	(759)	—	—	111,301
Investing activities:
Capital expenditures	(8,021)	(144)	—	—	(8,165)
Cost of subscriber accounts acquired	(126,562)	(2,982)	—	—	(129,544)
Cash acquired (paid) on acquisition	(61,115)	4,772			(56,343)
Increase in restricted cash	(35)	—	—	—	(35)
Proceeds from disposal of operating assets	3	—	—		3
Net cash used in investing activities	(195,730)	1,646	—	—	(194,084)
Financing activities:
Proceeds from long-term debt	674,050	—		—	674,050
Payments on long-term debt	(605,990)	—	—	—	(605,990)
Payments of financing costs	(6,232)	—	—	—	(6,232)
Contribution from Ascent Capital	22,690	—	—	—	22,690
Net cash provided by financing activities	84,518	—	—	—	84,518
Net increase in cash and cash equivalents	848	887	—	—	1,735
Cash and cash equivalents at beginning of period	1,713	240	—	—	1,953
Cash and cash equivalents at end of period	$2,561	1,127	—	—	3,688

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

The table below presents subscriber data for the twelve months ended June 30, 2016 and 2015:

	Twelve Months Ended June 30,
	2016		2015
Beginning balance of accounts	1,092,083		1,055,701
Accounts acquired	148,620		188,416
Accounts canceled	(150,703)		(142,951)
Canceled accounts guaranteed by dealer and other adjustments (a)	(15,078)	(b)	(9,083)
Ending balance of accounts	1,074,922		1,092,083
Monthly weighted average accounts	1,085,600		1,069,860
Attrition rate - Unit	13.9%		13.4%
Attrition rate - RMR (c)	12.5%		13.2%

(a)	Includes canceled accounts that are contractually guaranteed to be refunded from holdback.

(b)	Includes an estimated 7,200 accounts included in our Radio Conversion Program that canceled in excess of their expected attrition.

(c)
The recurring monthly revenue ("RMR") of canceled accounts follows the same definition as subscriber unit attrition as noted above. RMR attrition is defined as the RMR of canceled accounts in a given period, adjusted for the impact of price increases or decreases in that period, divided by the weighted average of RMR for that period.

The unit attrition rate for the twelve months ended June 30, 2016 and 2015 was 13.9% and 13.4%, respectively. Increased attrition is primarily the result of an increase in the number of subscriber accounts reaching the end of their initial contract term in the period. Overall attrition reflects the impact of the Pinnacle Security bulk buys, where the Company purchased approximately 113,000 accounts from Pinnacle Security in 2012 and 2013, which are now experiencing normal end-of-term attrition. The attrition rate without the Pinnacle Security accounts (core attrition) for the twelve months ended June 30, 2016 and 2015 was 13.2% and 12.6%, respectively.

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

Accounts Acquired

During the three months ended June 30, 2016 and 2015, the Company acquired 37,284 and 40,742 subscriber accounts, respectively. During the six months ended June 30, 2016 and 2015, the Company acquired 66,495 and 106,816 subscriber accounts, respectively. Accounts acquired for the three and six months ended June 30, 2016 reflect bulk buys of approximately 6,300 and 6,700 accounts, respectively. Accounts acquired for the six months ended June 30, 2015 includes approximately 1,150 of bulk buys and 31,919 accounts from the LiveWatch Acquisition in February 2015.

RMR acquired during the three months ended June 30, 2016 and 2015 was $1,734,000 and $1,884,000, respectively. RMR acquired during the six months ended June 30, 2016 and 2015 was $3,058,000 and $4,373,000, respectively. RMR acquired for the six months ended June 30, 2015 includes approximately $909,000 of RMR from the LiveWatch Acquisition in February 2015.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net revenue	$143,656	141,543	$286,924	279,959
Cost of services	27,637	27,603	57,112	52,770
Selling, general, and administrative	29,203	25,697	57,816	49,121
Amortization of subscriber accounts, dealer network and other intangible assets	61,937	63,526	123,259	126,667
Interest expense	30,024	31,291	61,248	61,531
Income tax expense	1,743	2,011	3,533	3,972
Net loss	(16,509)	(15,987)	(36,719)	(24,321)

Adjusted EBITDA (a)	$88,639	89,974	$175,659	181,641
Adjusted EBITDA as a percentage of Net revenue	61.7%	63.6%	61.2%	64.9%

Pre-SAC Adjusted EBITDA (b)	$93,410	93,447	$185,304	186,250
Pre-SAC Adjusted EBITDA as a percentage of Pre-SAC net revenue (c)	65.5%	66.6%	65.1%	66.9%

(a)	See reconciliation of net loss to Adjusted EBITDA below.

(b)	See reconciliation of Adjusted EBITDA to Pre-SAC Adjusted EBITDA below.

(c)	Presented below is the reconciliation of Net revenue to Pre-SAC net revenue (amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net revenue, as reported	$143,656	141,543	$286,924	279,959
LiveWatch revenue related to SAC	(1,050)	(1,171)	(2,175)	(1,667)
Pre-SAC net revenue	$142,606	140,372	$284,749	278,292

Net revenue.  Net revenue increased $2,113,000, or 1.5%, and $6,965,000, or 2.5%, for the three and six months ended June 30, 2016, respectively, as compared to the corresponding prior year periods. The increase in net revenue is attributable to an increase in average RMR per subscriber, as well as, for the six months ended June 30, 2016, the inclusion of a full first quarter's impact of LiveWatch revenue, compared to corresponding prior year periods.  Average monthly revenue per subscriber increased from $41.62 as of June 30, 2015 to $42.70 as of June 30, 2016.

Cost of services.  Cost of services increased $34,000, or 0.1%, and $4,342,000, or 8.2%, for the three and six months ended June 30, 2016, respectively, as compared to the corresponding prior year periods. The increase for the six months ended June 30, 2016 is attributable to higher cellular costs with more subscribers taking on interactive and home automation services, increased lead generation fees and higher subscriber acquisition costs seen at LiveWatch related to a full first quarter impact in 2016 and an increase in new account production. LiveWatch's subscriber acquisition costs include expensed equipment costs associated with the creation of new subscribers of $2,081,000 and $4,333,000 for three and six months ended June 30, 2016, respectively, as compared to $1,813,000 and $2,456,000 for the three and six months ended June 30, 2015, respectively. Cost of services as a percent of net revenue decreased from 19.5% for the three months ended June 30, 2015 to 19.2% for the three months ended June 30, 2016, and increased from 18.8% for the six months ended June 30, 2015 to 19.9% for the six months ended June 30, 2016, respectively.

Selling, general and administrative.  Selling, general and administrative costs ("SG&A") increased $3,506,000, or 13.6%, and $8,695,000, or 17.7%, for the three and six months ended June 30, 2016, respectively, as compared to the corresponding prior year periods.  The increase is attributable to higher subscriber acquisition costs incurred at LiveWatch, increased salaries, wages and benefits at Monitronics and, for the six months ended June 30, 2016, the impact of a full first quarter of LiveWatch SG&A costs not related to account creation. LiveWatch's subscriber acquisition costs, which includes marketing and sales costs related to the creation of new subscribers, was $3,740,000 and $7,487,000 for the three and six months ended June 30, 2016, respectively, as compared to $2,831,000 and $3,820,000 for the three and six months ended June 30, 2015, respectively. The increase is attributable to an increase in new account production and, for the six months ended June 30, 2016, the impact of a full first quarter of costs being incurred as compared to the corresponding prior year period. SG&A as a percent of net revenue increased from 18.2% and 17.5% for the three and six months ended June 30, 2015, respectively, to 20.3% and 20.2% for the three and six months ended June 30, 2016, respectively.

Amortization of subscriber accounts, dealer network and other intangible assets.  Amortization of subscriber accounts, dealer network and other intangible assets decreased $1,589,000 and $3,408,000, or 2.5% and 2.7%, for the three and six months ended June 30, 2016, respectively, as compared to the corresponding prior year periods.  The decrease is related to the timing of amortization of subscriber accounts acquired prior to the second quarter of 2015, which have a lower rate of amortization in 2016 based on the applicable double declining balance amortization method. The decrease is partially offset by increased amortization related to accounts acquired subsequent to June 30, 2015.

Interest expense.  Interest expense decreased $1,267,000 and $283,000 for the three and six months ended June 30, 2016, as compared to the corresponding prior year period, respectively. The decrease in interest expense is primarily attributable to the principal decrease in the Company's intercompany note with Ascent Capital.

Income tax expense.  The Company had pre-tax loss of $14,766,000 and $33,186,000 for the three and six months ended June 30, 2016, respectively, and income tax expense of $1,743,000 and $3,533,000 for the three and six months ended June 30, 2016, respectively.  The Company had pre-tax loss of $13,976,000 and $20,349,000 and income tax expense of $2,011,000 and $3,972,000 for the three and six months ended June 30, 2015. Income tax expense for the three and six months ended June 30, 2016 and 2015 is attributable to Texas state margin tax incurred on the Company's operations and the deferred tax impact from amortization of deductible goodwill related to the Company's recent acquisitions.

Net loss. The Company had net loss from continuing operations of $16,509,000 and $36,719,000 for the three and six months ended June 30, 2016, respectively, as compared to $15,987,000 and $24,321,000 for the three and six months ended June 30, 2015, respectively. The increase in net loss from continuing operations is primarily attributable to an increase in costs incurred under the Company's Radio Conversion Program of $7,146,000 and $15,702,000 for the three and six months ended June 30, 2016, respectively, as well as the impacts discussed above.

Adjusted EBITDA and Pre-SAC Adjusted EBITDA. The following table provides a reconciliation of net loss to total Adjusted EBITDA to Pre-SAC Adjusted EBITDA for the periods indicated (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(16,509)	(15,987)	$(36,719)	(24,321)
Amortization of subscriber accounts, dealer network and other intangible assets	61,937	63,526	123,259	126,667
Depreciation	2,025	2,484	4,000	4,781
Stock-based compensation	667	455	1,189	829
Radio conversion costs	7,596	450	16,675	973
LiveWatch acquisition related costs	—	—	—	946
LiveWatch acquisition contingent bonus charges	1,092	1,276	1,992	1,795
Reduction in force separation costs	—	—	245	—
Rebranding marketing program	64	—	237	—
Interest expense	30,024	31,291	61,248	61,531
Refinancing expense	—	4,468	—	4,468
Income tax expense	1,743	2,011	3,533	3,972
Adjusted EBITDA	88,639	89,974	175,659	181,641
Gross subscriber acquisition cost expenses	5,821	4,644	11,820	6,276
Revenue associated with subscriber acquisition cost	(1,050)	(1,171)	(2,175)	(1,667)
Pre-SAC Adjusted EBITDA	$93,410	93,447	$185,304	186,250

Adjusted EBITDA decreased $1,335,000 and $5,982,000, or 1.5% and 3.3%, for the three and six months ended June 30, 2016, respectively as compared to the corresponding prior year periods.  The decrease is primarily due to increases in LiveWatch's subscriber acquisition costs, net of revenue associated with subscriber acquisition cost, from $3,473,000 and $4,609,000 for the three and six months ended June 30, 2015 to $4,771,000 and $9,645,000 for the three and six months ended June 30, 2016, respectively.

Pre-SAC Adjusted EBITDA decreased $37,000, or 0.0%, for the three months ended June 30, 2016 and $946,000, or 0.5%, for the six months ended June 30, 2016. The decrease for the six months ended June 30, 2016 is primarily attributable to the full first quarter impact of LiveWatch's SG&A costs that are not related to subscriber acquisition costs.

Liquidity and Capital Resources

At June 30, 2016, we had $2,131,000 of cash and cash equivalents.  Our primary sources of funds are our cash flows from operating activities which are generated from alarm monitoring and related service revenues.  During the six months ended June 30, 2016 and 2015, our cash flow from operating activities was $90,901,000 and $111,301,000, respectively.  The primary driver of our cash flow from operating activities is Adjusted EBITDA.  Fluctuations in our Adjusted EBITDA and the components of that measure are discussed in “Results of Operations” above.  In addition, our cash flow from operating activities may be significantly impacted by changes in working capital.

During the six months ended June 30, 2016 and 2015, the Company used cash of $106,805,000 and $129,544,000, respectively, to fund subscriber account acquisitions, net of holdback and guarantee obligations.  In addition, during the six months ended June 30, 2016 and 2015, the Company used cash of $3,100,000 and $8,165,000, respectively, to fund its capital expenditures.

In 2015, Monitronics paid cash of $56,778,000 for the acquisition of LiveWatch, net of the transfer of $3,988,000 to LiveWatch upon the Closing Date to fund LiveWatch employees' transaction bonuses and LiveWatch cash on hand of $784,000. The LiveWatch Acquisition was funded by borrowings from Monitronics' expanded Credit Facility revolver as well as cash contributions from Ascent Capital.

The existing long-term debt of the Company at June 30, 2016 includes the principal balance of $1,698,409,000 under its Senior Notes, Credit Facility term loans, and Credit Facility revolver. The Senior Notes have an outstanding principal balance of $585,000,000 as of June 30, 2016 and mature on April 1, 2020. The Ascent Intercompany Loan has an outstanding principal balance of $12,000,000 and matures on October 1, 2020. The Credit Facility term loans have an outstanding principal balance of $946,909,000 as of June 30, 2016 and require principal payments of approximately $1,375,000 per quarter with $403,784,000 becoming due on March 23, 2018 and the remaining amount becoming due on April 9, 2022. The Credit Facility revolver has an outstanding balance of $154,500,000 as of June 30, 2016 and becomes due on December 22, 2017.

In considering our liquidity requirements for the remainder of 2016, we evaluated our known future commitments and obligations. We will require the availability of funds to finance our strategy which is to grow through the acquisition of subscriber accounts. In 2014, we implemented a Radio Conversion Program in response to one of the nation's largest carriers announcing that it does not intend to support its 2G cellular network services beyond 2016. In connection with the Radio Conversion Program, we could incur incremental costs of $2,000,000 to $3,000,000 for the remainder of 2016. We considered the borrowing capacity of Monitronics’ Credit Facility revolver, under which Monitronics could borrow an additional $160,500,000 as of June 30, 2016. Based on this analysis, we expect that cash on hand, cash flow generated from operations and available borrowings under the Credit Facility revolver will provide sufficient liquidity, given our anticipated current and future requirements.

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

Tabular Presentation of Interest Rate Risk

The table below provides information about our outstanding debt obligations and derivative financial instruments that are sensitive to changes in interest rates.  Interest rate swaps are presented at their fair value amount and by maturity date as of June 30, 2016.  Debt amounts represent principal payments by maturity date as of June 30, 2016.

Year of Maturity	Fixed Rate Derivative Instruments, net (a)	Variable Rate Debt	Fixed Rate Debt	Total
	(Amounts in thousands)
Remainder of 2016	$—	$2,750	$—	$2,750
2017	—	160,000	—	160,000
2018	—	409,284	—	409,284
2019	11,079	5,500	—	16,579
2020	—	5,500	597,000	602,500
2021	—	5,500	—	5,500
Thereafter	18,994	512,875	—	531,869
Total	$30,073	$1,101,409	$597,000	$1,728,482

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

Item 4.  Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and chief financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Executives concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2016 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There has been no change in the Company’s internal controls over financial reporting that occurred during the three months ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, its internal controls over financial reporting.

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

MONITRONICS INTERNATIONAL, INC.

Date: August 10, 2016	By:	/s/ Jeffery R. Gardner
Jeffery R. Gardner
President and Chief Executive Officer

Date: August 10, 2016	By:	/s/ Michael R. Meyers
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