Form 10-Q
period 2016-09-30
MONITRONICS INTERNATIONAL INC
filed 2016-11-10
CIK 1265107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

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

As of November 10, 2016, Monitronics International, Inc. is a wholly owned subsidiary of Ascent Capital Group, Inc.

Item 1.  Financial Statements.
MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
Amounts in thousands, except share amounts
(unaudited)

	September 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$28,686	$2,580
Restricted cash	—	55
Trade receivables, net of allowance for doubtful accounts of $2,635 in 2016 and $2,762 in 2015	13,673	13,622
Prepaid and other current assets	9,634	9,890
Total current assets	51,993	26,147
Property and equipment, net of accumulated depreciation of $33,115 in 2016 and $27,057 in 2015	26,159	26,654
Subscriber accounts, net of accumulated amortization of $1,153,651 in 2016 and $975,795 in 2015	1,405,064	1,423,538
Dealer network and other intangible assets, net of accumulated amortization of $80,951 in 2016 and $73,578 in 2015	19,282	26,654
Goodwill	563,549	563,549
Other assets, net	3,573	3,725
Total assets	$2,069,620	$2,070,267
Liabilities and Stockholder's Equity
Current liabilities:
Accounts payable	$9,266	$8,621
Accrued payroll and related liabilities	5,173	3,479
Other accrued liabilities	44,808	32,522
Deferred revenue	15,554	16,207
Holdback liability	15,005	16,386
Current portion of long-term debt	11,000	5,500
Total current liabilities	100,806	82,715
Non-current liabilities:
Long-term debt	1,692,587	1,739,147
Long-term holdback liability	2,955	3,786
Derivative financial instruments	32,511	13,470
Deferred income tax liability, net	16,349	13,191
Other liabilities	12,187	16,893
Total liabilities	1,857,395	1,869,202
Commitments and contingencies
Stockholder's equity:
Common stock, $.01 par value. 1,000 shares authorized, issued and outstanding both at September 30, 2016 and December 31, 2015	—	—
Additional paid-in capital	451,110	361,228
Accumulated deficit	(206,338)	(146,617)
Accumulated other comprehensive loss	(32,547)	(13,546)
Total stockholder's equity	212,225	201,065
Total liabilities and stockholder's equity	$2,069,620	$2,070,267

See accompanying notes to condensed consolidated financial statements.

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
Amounts in thousands
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net revenue	$142,765	141,846	$429,689	421,805
Operating expenses:
Cost of services	29,049	28,245	86,161	81,015
Selling, general, and administrative, including stock-based compensation	29,727	27,937	87,543	77,058
Radio conversion costs	1,263	3,570	17,938	4,543
Amortization of subscriber accounts, dealer network and other intangible assets	62,156	66,958	185,415	193,625
Depreciation	2,084	2,717	6,084	7,498
Gain on disposal of operating assets	—	(1)	—	(4)
	124,279	129,426	383,141	363,735
Operating income	18,486	12,420	46,548	58,070
Other expense:
Interest expense	30,211	31,853	91,459	93,384
Refinancing expense	9,348	—	9,348	4,468
	39,559	31,853	100,807	97,852
Loss before income taxes	(21,073)	(19,433)	(54,259)	(39,782)
Income tax expense	1,929	1,981	5,462	5,953
Net loss	(23,002)	(21,414)	(59,721)	(45,735)
Other comprehensive loss:
Unrealized loss on derivative contracts, net of tax	(2,459)	(8,946)	(19,001)	(12,407)
Total other comprehensive loss, net of tax	(2,459)	(8,946)	(19,001)	(12,407)
Comprehensive loss	$(25,461)	(30,360)	$(78,722)	(58,142)

See accompanying notes to condensed consolidated financial statements.

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Amounts in thousands
(unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(59,721)	(45,735)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of subscriber accounts, dealer network and other intangible assets	185,415	193,625
Depreciation	6,084	7,498
Stock-based compensation	1,870	1,430
Deferred income tax expense	3,158	3,076
Amortization of debt discount and deferred debt costs	5,312	4,850
Bad debt expense	7,855	7,036
Gain on disposal of operating assets	—	(4)
Refinancing expense	9,348	4,468
Other non-cash activity, net	2,218	3,566
Changes in assets and liabilities:
Trade receivables	(7,906)	(7,203)
Prepaid expenses and other assets	99	(4,735)
Subscriber accounts - deferred contract costs	(2,080)	(1,181)
Payables and other liabilities	7,307	6,546
Net cash provided by operating activities	158,959	173,237
Cash flows from investing activities:
Capital expenditures	(5,071)	(10,034)
Cost of subscriber accounts acquired	(160,117)	(205,050)
Cash paid for acquisition, net of cash acquired	—	(56,778)
Decrease (increase) in restricted cash	55	(42)
Proceeds from the disposal of operating assets	—	4
Net cash used in investing activities	(165,133)	(271,900)
Cash flows from financing activities:
Proceeds from long-term debt	1,249,000	749,550
Payments on long-term debt	(1,200,009)	(640,465)
Payments of financing costs	(16,711)	(6,477)
Contribution from Ascent Capital	—	22,690
Net cash provided by financing activities	32,280	125,298
Net increase in cash and cash equivalents	26,106	26,635
Cash and cash equivalents at beginning of period	2,580	1,953
Cash and cash equivalents at end of period	$28,686	28,588

Supplemental cash flow information:
State taxes paid, net	$2,747	3,491
Interest paid	76,411	76,848

See accompanying notes to condensed consolidated financial statements.

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholder’s Equity
Amounts in thousands, except share amounts
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholder’s Equity
	Shares	Amount
Balance at December 31, 2015	1,000	$—	361,228	(13,546)	(146,617)	$201,065
Net loss	—	—	—	—	(59,721)	(59,721)
Other comprehensive loss	—	—	—	(19,001)	—	(19,001)
Stock-based compensation	—	—	1,991	—	—	1,991
Value of shares withheld for minimum tax liability	—	—	(109)	—	—	(109)
Contribution from Ascent Capital	—	—	88,000	—	—	88,000
Balance at September 30, 2016	1,000	$—	451,110	(32,547)	(206,338)	$212,225

See accompanying notes to condensed consolidated financial statements.

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

(1)    Basis of Presentation

Monitronics International, Inc. and its subsidiaries (collectively, the "Company" or "MONI") are wholly owned subsidiaries of Ascent Capital Group, Inc. ("Ascent Capital").  On February 23, 2015, the Company acquired LiveWatch Security, LLC ("LiveWatch"), a Do-It-Yourself home security firm, offering professionally monitored security services through a direct-to-consumer sales channel (the "LiveWatch Acquisition"). The Company provides security alarm monitoring and related services to residential and business subscribers throughout the United States and parts of Canada.  The Company monitors signals arising from burglaries, fires, medical alerts and other events through security systems at subscribers’ premises, as well as provides customer service and technical support.

The unaudited interim financial information of the Company has been prepared in accordance with Article 10 of the Securities and Exchange Commission’s (the "SEC") Regulation S-X. Accordingly, it does not include all of the information required by generally accepted accounting principles in the United States ("U.S. GAAP") for complete financial statements.  The Company’s unaudited condensed consolidated financial statements as of September 30, 2016, and for the three and nine months ended September 30, 2016 and 2015, include MONI and all of its direct and indirect subsidiaries.  The accompanying interim condensed consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year.  These condensed consolidated financial statements should be read in conjunction with the MONI Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 7, 2016 (the "2015 Form 10-K").

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

(3)    LiveWatch Acquisition

On February 23, 2015 ("the Closing Date"), the Company acquired LiveWatch for a purchase price of approximately $61,550,000 (the "LiveWatch Purchase Price"). The LiveWatch Purchase Price includes approximately $3,988,000 of cash transferred directly to LiveWatch to fund transaction bonuses payable to LiveWatch employees as of the Closing Date. This cash is not included in the fair value of consideration transferred for the LiveWatch Acquisition. The LiveWatch Purchase Price also includes post-closing adjustments of $435,000 which were paid in the third quarter of 2015. The LiveWatch acquisition was funded by borrowings from MONI's revolving credit facility, as well as cash contributions from Ascent Capital.

Goodwill in the amount of $36,047,000 was recognized in connection with the LiveWatch Acquisition and was calculated as the excess of the consideration transferred over the net assets recognized and represents the value to MONI for LiveWatch's recurring revenue and cash flow streams and its diversified business model and marketing channel. All of the goodwill acquired in the LiveWatch Acquisition is estimated to be deductible for tax purposes.

The effect of the LiveWatch Acquisition was not material to the Company's consolidated results for the prior periods presented and, accordingly, proforma financial disclosures have not been presented.

(4)    Other Accrued Liabilities

Other accrued liabilities consisted of the following (amounts in thousands):

	September 30, 2016	December 31, 2015
Interest payable	$27,305	$18,226
Income taxes payable	2,159	2,603
Legal accrual	658	145
LiveWatch acquisition retention bonus	4,312	—
Other	10,374	11,548
Total Other accrued liabilities	$44,808	$32,522

(5)    Long-Term Debt

Long-term debt consisted of the following (amounts in thousands):

	September 30, 2016	December 31, 2015
9.125% Senior Notes due April 1, 2020 with an effective interest rate of 9.4%	$577,615	$576,241
Promissory Note to Ascent Capital due October 1, 2020 with an effective rate of 12.5% (a)	12,000	100,000
Term loan, matures September 30, 2022, LIBOR plus 5.50%, subject to a LIBOR floor of 1.00% with an effective rate of 7.2%	1,067,899	—
$295 million credit facility, matures September 20, 2021, LIBOR plus 4.00%, subject to a LIBOR floor of 1.00% with an effective rate of 5.3%	46,073	—
Term loan, matures April 9, 2022, LIBOR plus 3.50%, subject to a LIBOR floor of 1.00%, with an effective rate of 5.1%	—	542,420
Term loan, matures March 23, 2018, LIBOR plus 3.25%, subject to a LIBOR floor of 1.00% with an effective rate of 5.0%	—	394,938
$315 million revolving credit facility, matures December 22, 2017, LIBOR plus 3.75%, subject to a LIBOR floor of 1.00% with an effective rate of 5.9%	—	131,048
	1,703,587	1,744,647
Less current portion of long-term debt	(11,000)	(5,500)
Long-term debt	$1,692,587	$1,739,147

(a)	The effective rate was 9.868% until February 29, 2016.

Senior Notes

The senior notes total $585,000,000 in principal, mature on April 1, 2020 and bear interest at 9.125% per annum (the "Senior Notes").  Interest payments are due semi-annually on April 1 and October 1 of each year. The Senior Notes are guaranteed by all of the Company's existing domestic subsidiaries.  Ascent Capital has not guaranteed any of the Company's obligations under the Senior Notes. As of September 30, 2016, the Senior Notes had deferred financing costs, net of accumulated amortization of $7,385,000.

Ascent Intercompany Loan

On February 29, 2016, the Company retired the existing intercompany loan with an outstanding principal amount of $100,000,000 and executed and delivered a Promissory Note to Ascent Capital in a principal amount of $12,000,000 (the "Ascent Intercompany Loan"), with the $88,000,000 remaining principal to be a capital contribution.  The entire principal amount under the Ascent Intercompany Loan is due on October 1, 2020.  The Company may prepay any portion of the balance of the Ascent Intercompany Loan at any time from time to time without fee, premium or penalty (subject to certain financial covenants associated with the Company’s other indebtedness).  Any unpaid balance of the Ascent Intercompany Loan bears interest at a rate equal to 12.5% per annum, payable semi-annually in cash in arrears on January 12 and July 12 of each year.  The effective rate was 12.5% as of September 30, 2016 and 9.868% as of December 31, 2015. Borrowings under the Ascent Intercompany Loan constitute unsecured obligations of the Company and are not guaranteed by any of the Company’s subsidiaries.

Credit Facility

On September 30, 2016, the Company entered into an amendment ("Amendment No. 6") with the lenders of its existing senior secured credit agreement dated March 23, 2012, and as amended and restated on April 9, 2015, February 17, 2015, August 16, 2013, March 25, 2013, and November 7, 2012 (the "Existing Credit Agreement"). Amendment No. 6 provided for, among other things, the issuance of a new $1,100,000,000 senior secured term loan at a 1.5% discount and a new $295,000,000 super priority revolver (The Existing Credit Agreement together with Amendment No. 6, the "Credit Facility").

The Company used the net proceeds from the new term loan to retire $403,784,000 of its existing term loan due in March 2018 and $543,125,000 of its existing term loan due in April 2022. Additionally, the Company retired its existing $315,000,000 revolving credit facility in the amount of $138,900,000.

On September 30, 2016, the Company borrowed $48,400,000 on the new Credit Facility revolver to fund its October 1, 2016 interest payment due under the Senior Notes of $26,691,000 as well as other refinancing fees.

As a result of the refinancing, the Company accelerated amortization of certain deferred financing costs and debt discounts related to the extinguished term loans, and expensed certain other refinancing costs. The components of the refinancing expense is reflected below (amounts in thousands):

For the Three and Nine Months Ended September 30, 2016
Accelerated amortization of deferred financing costs	$4,160
Accelerated amortization of debt discount	3,416
Other refinancing costs	1,772
Total refinancing expense	$9,348

As of September 30, 2016, the Credit Facility term loan has a principal amount of $1,100,000,000 maturing on September 30, 2022. The term loan requires quarterly interest payments and quarterly principal payments of $2,750,000. The term loan bears interest at LIBOR plus 5.5%, subject to a LIBOR floor of 1.0%. The Credit Facility revolver has a principal amount outstanding of $48,400,000 as of September 30, 2016 and matures on September 30, 2021. The Credit Facility revolver bears interest at LIBOR plus 4.0%, subject to a LIBOR floor of 1.0%. There is a commitment fee of 0.5% on unused portions of the Credit Facility Revolver. As of September 30, 2016, $246,600,000 is available for borrowing under the Credit Facility revolver.

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

As of September 30, 2016, the Company has deferred financing costs and unamortized discounts, net of accumulated amortization, of $34,428,000 related to the Credit Facility.

In order to reduce the financial risk related to changes in interest rates associated with the floating rate term loan under the Credit Facility term loans, the Company has entered into interest rate swap agreements with terms similar to the Credit Facility term loans (all outstanding interest rate swap agreements are collectively referred to as the “Swaps”). The Swaps have been designated as effective hedges of the Company’s variable rate debt and qualify for hedge accounting.  As a result of these interest rate swaps, the Company's current effective weighted average interest rate on the borrowings under the Credit Facility term loan is 7.15%. See note 6, Derivatives, for further disclosures related to these derivative instruments.

The terms of the Senior Notes and the Credit Facility provide for certain financial and nonfinancial covenants.  As of September 30, 2016, the Company was in compliance with all required covenants.

As of September 30, 2016, principal payments scheduled to be made on the Company’s debt obligations are as follows (amounts in thousands):

Remainder of 2016	$2,750
2017	11,000
2018	11,000
2019	11,000
2020	608,000
2021	59,400
Thereafter	1,042,250
Total principal payments	1,745,400
Less:
Unamortized deferred debt costs and discounts	41,813
Total debt on condensed consolidated balance sheet	$1,703,587

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

As of September 30, 2016 the Swaps’ outstanding notional balances, effective dates, maturity dates and interest rates paid and received are noted below:

Notional	Effective Date	Maturity Date	Fixed Rate Paid	Variable Rate Received
$525,250,000	March 28, 2013	March 23, 2018	1.884%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor (a)
139,200,000	March 28, 2013	March 23, 2018	1.384%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor (a)
108,825,377	September 30, 2013	March 23, 2018	1.959%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor
108,825,377	September 30, 2013	March 23, 2018	1.850%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor
191,475,002	March 23, 2018	April 9, 2022	3.110%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor (a)
250,000,000	March 23, 2018	April 9, 2022	3.110%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor (a)
50,000,000	March 23, 2018	April 9, 2022	2.504%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor

(a)
On March 25, 2013 and September 30, 2016, the Company negotiated amendments to the terms of these interest rate swap agreements (the "Existing Swap Agreements," as amended, the “Amended Swaps”).  The Amended Swaps are held with the same counterparties as the Existing Swap Agreements.  Upon entering into the Amended Swaps, MONI simultaneously dedesignated the Existing Swap Agreements and redesignated the Amended Swaps as cash flow hedges for the underlying change in the swap terms.  The amounts previously recognized in Accumulated other comprehensive loss relating to the dedesignation are recognized in Interest expense over the remaining life of the Amended Swaps.

All of the Swaps are designated and qualify as cash flow hedging instruments, with the effective portion of the Swaps' change in fair value recorded in Accumulated other comprehensive loss.  Any ineffective portions of the Swaps' change in fair value are recognized in current earnings in Interest expense.  Changes in the fair value of the Swaps recognized in Accumulated other comprehensive loss are reclassified to Interest expense when the hedged interest payments on the underlying debt are recognized.  Amounts in Accumulated other comprehensive loss expected to be recognized in Interest expense in the coming 12 months total approximately $6,985,000.

The impact of the derivatives designated as cash flow hedges on the condensed consolidated financial statements is depicted below (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Effective portion of loss recognized in Accumulated other comprehensive loss	$(4,284)	(10,784)	$(24,447)	(17,872)
Effective portion of loss reclassified from Accumulated other comprehensive loss into Net loss (a)	$(1,825)	(1,838)	$(5,446)	(5,465)
Ineffective portion of amount of gain (loss) recognized into Net loss (a)	$16	(142)	$(61)	(143)

(a)	Amounts are included in Interest expense in the unaudited condensed consolidated statements of operations and comprehensive income (loss).

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

The following summarizes the fair value level of assets and liabilities that are measured on a recurring basis at September 30, 2016 and December 31, 2015 (amounts in thousands):

	Level 1	Level 2	Level 3	Total
September 30, 2016
Derivative financial instruments - liabilities	$—	(32,511)	—	$(32,511)
Total	$—	(32,511)	—	$(32,511)
December 31, 2015
Derivative financial instruments - liabilities	$—	(13,470)	—	$(13,470)
Total	$—	(13,470)	—	$(13,470)

The Company has determined that the significant inputs used to value the Swaps fall within Level 2 of the fair value hierarchy.  As a result, the Company has determined that its derivative valuations are classified in Level 2 of the fair value hierarchy.

Carrying values and fair values of financial instruments that are not carried at fair value are as follows (amounts in thousands):

	September 30, 2016	December 31, 2015
Long term debt, including current portion:
Carrying value	$1,703,587	$1,744,647
Fair value (a)	1,703,338	1,603,375

(a)	T he fair value is based on market quotations from third party financial institutions and is classified as Level 2 in the hierarchy.

The Company’s other financial instruments, including cash and cash equivalents, accounts receivable and accounts payable are carried at cost, which approximates their fair value because of their short-term maturity.

(8)    Accumulated Other Comprehensive Loss

The following table provides a summary of the changes in Accumulated other comprehensive loss for the period presented (amounts in thousands):

Accumulated other comprehensive loss
Balance at December 31, 2015	(13,546)
Unrealized loss on derivatives recognized through Accumulated other comprehensive loss	(24,447)
Reclassifications of unrealized loss on derivatives into net income, net of income tax of $0 (a)	5,446
Net current period other comprehensive income	(19,001)
Balance at September 30, 2016	(32,547)

(a)	Amounts reclassified into net income are included in Interest expense on the condensed consolidated statement of operations. See note 6, Derivatives, for further information.

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

MONI

The MONI segment is primarily engaged in the business of providing security alarm monitoring services: monitoring signals arising from burglaries, fires, medical alerts and other events through security systems at subscribers' premises, as well as providing customer service and technical support. MONI outsources the sales, installation and most of its field service functions to its dealers. By outsourcing the low margin, high fixed-cost elements of its business to a large network of independent service providers, MONI is able to allocate capital to growing its revenue-generating account base rather than to local offices or depreciating hard assets.

LiveWatch

LiveWatch is a Do-It-Yourself home security provider offering professionally monitored security services through a direct-to-consumer sales channel. LiveWatch offers a differentiated go-to-market strategy through direct response TV, internet and radio advertising. When a customer initiates the process to obtain monitoring services, LiveWatch pre-configures the alarm monitoring system based on customer specifications. LiveWatch then packages and ships the equipment directly to the customer. The customer self-installs the equipment on-site and activates the monitoring service over the phone.

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

	MONI	LiveWatch	Consolidated
	Three Months Ended September 30, 2016
Net revenue	$136,910	$5,855	$142,765
Depreciation and amortization	$63,117	$1,123	$64,240
Net loss before income taxes	$(15,238)	$(5,835)	$(21,073)

	Three Months Ended September 30, 2015
Net revenue	$137,461	$4,385	$141,846
Depreciation and amortization	$68,535	$1,140	$69,675
Net loss before income taxes	$(13,879)	$(5,554)	$(19,433)

	Nine Months Ended September 30, 2016
Net revenue	$413,180	$16,509	$429,689
Depreciation and amortization	$188,146	$3,353	$191,499
Net loss before income taxes	$(38,092)	$(16,167)	$(54,259)

	Nine Months Ended September 30, 2015
Net revenue	$411,798	$10,007	$421,805
Depreciation and amortization	$198,433	$2,690	$201,123
Net loss before income taxes	$(27,822)	$(11,960)	$(39,782)

The following table sets forth selected data from the accompanying condensed consolidated balance sheets for the periods indicated (amounts in thousands):

	MONI	LiveWatch	Eliminations	Consolidated
	Balance at September 30, 2016
Subscriber accounts, net of amortization	$1,382,961	$22,103	$—	$1,405,064
Goodwill	$527,502	$36,047	$—	$563,549
Total assets	$2,093,414	$64,120	$(87,914)	$2,069,620

	Balance at December 31, 2015
Subscriber accounts, net of amortization	$1,400,515	$23,023	$—	$1,423,538
Goodwill	$527,502	$36,047	$—	$563,549
Total assets	$2,033,180	$63,267	$(26,180)	$2,070,267

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

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidating Balance Sheet
(unaudited)

	As of September 30, 2016
	Parent Issuer	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Assets
Current assets:
Cash and cash equivalents	$27,569	1,117	—	—	28,686
Trade receivables, net	13,119	554	—	—	13,673
Prepaid and other current assets	46,037	2,913	—	(39,316)	9,634
Total current assets	86,725	4,584	—	(39,316)	51,993

Investment in subsidiaries	28,376	—	—	(28,376)	—
Property and equipment, net	24,669	1,490	—	—	26,159
Subscriber accounts, net	1,367,864	37,200	—	—	1,405,064
Dealer network and other intangible assets, net	18,188	1,094	—	—	19,282
Goodwill	527,191	36,358	—	—	563,549
Other assets, net	3,555	18	—	—	3,573
Total assets	$2,056,568	80,744	—	(67,692)	2,069,620

Liabilities and Stockholder's Equity
Current liabilities:
Accounts payable	$7,637	1,629	—	—	9,266
Accrued payroll and related liabilities	4,624	549	—	—	5,173
Other accrued liabilities	39,923	44,201	—	(39,316)	44,808
Deferred revenue	14,290	1,264	—	—	15,554
Holdback liability	14,458	547	—	—	15,005
Current portion of long-term debt	11,000	—	—	—	11,000
Total current liabilities	91,932	48,190	—	(39,316)	100,806

Non-current liabilities:
Long-term debt	1,692,587	—	—	—	1,692,587
Long-term holdback liability	2,955	—	—	—	2,955
Derivative financial instruments	32,511	—	—	—	32,511
Deferred income tax liability, net	14,884	1,465	—	—	16,349
Other liabilities	9,474	2,713	—	—	12,187
Total liabilities	1,844,343	52,368	—	(39,316)	1,857,395

Total stockholder's equity	212,225	28,376	—	(28,376)	212,225
Total liabilities and stockholder's equity	$2,056,568	80,744	—	(67,692)	2,069,620

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

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
(unaudited)

	Three Months Ended September 30, 2016
	Parent Issuer	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Net revenue	$135,710	7,055	—	—	142,765
					0
Operating expenses:					0
Cost of services	25,809	3,240	—	—	29,049
Selling, general, and administrative, including stock-based compensation	22,459	7,268	—	—	29,727
Radio conversion costs	1,157	106	—	—	1,263
Amortization of subscriber accounts, dealer network and other intangible assets	60,582	1,574	—	—	62,156
Depreciation	1,981	103	—	—	2,084
	111,988	12,291	—	—	124,279
Operating income (loss)	23,722	(5,236)	—	—	18,486
Other expense:
Equity in loss of subsidiaries	5,544	—	—	(5,544)	—
Interest expense	30,206	5	—	—	30,211
Refinancing expense	9,348	—	—	—	9,348
	45,098	5	—	(5,544)	39,559
(Loss) income before income taxes	(21,376)	(5,241)	—	5,544	(21,073)
Income tax expense	1,626	303	—	—	1,929
Net (loss) income	(23,002)	(5,544)	—	5,544	(23,002)
Other comprehensive income (loss):
Unrealized loss on derivative contracts	(2,459)	—	—	—	(2,459)
Total other comprehensive loss	(2,459)	—	—	—	(2,459)
Comprehensive (loss) income	$(25,461)	(5,544)	—	5,544	(25,461)

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
(unaudited)

	Three Months Ended September 30, 2015
	Parent Issuer	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Net revenue	$136,872	4,974	—	—	141,846
					0
Operating expenses:					0
Cost of services	25,144	3,101	—	—	28,245
Selling, general, and administrative, including stock-based compensation	22,079	5,858	—	—	27,937
Radio conversion costs	3,570	—	—	—	3,570
Amortization of subscriber accounts, dealer network and other intangible assets	65,548	1,410	—	—	66,958
Depreciation	2,684	33	—	—	2,717
Gain on disposal of operating assets	(1)	—	—	—	(1)
	119,024	10,402	—	—	129,426
Operating income (loss)	17,848	(5,428)	—	—	12,420
Other expense:
Equity in loss of subsidiaries	5,638	—	—	(5,638)	—
Interest expense	31,849	4	—	—	31,853
Refinancing expense	—	—	—	—	—
	37,487	4	—	(5,638)	31,853
(Loss) income before income taxes	(19,639)	(5,432)	—	5,638	(19,433)
Income tax expense	1,775	206	—	—	1,981
Net (loss) income	(21,414)	(5,638)	—	5,638	(21,414)
Other comprehensive income:
Unrealized gain on derivative contracts	(8,946)	—	—	—	(8,946)
Total other comprehensive income	(8,946)	—	—	—	(8,946)
Comprehensive (loss) income	$(30,360)	(5,638)	—	5,638	(30,360)

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
(unaudited)

	Nine Months Ended September 30, 2016
	Parent Issuer	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenue	$410,229	19,460	—	—	429,689

Operating expenses:
Cost of services	76,555	9,606	—	—	86,161
Selling, general, and administrative, including stock-based compensation	67,847	19,696	—	—	87,543
Radio conversion costs	17,778	160	—	—	17,938
Amortization of subscriber accounts, dealer network and other intangible assets	180,892	4,523	—	—	185,415
Depreciation	5,830	254	—	—	6,084
Gain on disposal of operating assets	—	—	—	—	—
	348,902	34,239	—	—	383,141
Operating income (loss)	61,327	(14,779)	—	—	46,548
Other expense:
Equity in loss of subsidiaries	15,545	—	—	(15,545)	—
Interest expense	91,445	14	—	—	91,459
Refinancing expense	9,348	—	—	—	9,348
	116,338	14	—	(15,545)	100,807
(Loss) income before income taxes	(55,011)	(14,793)	—	15,545	(54,259)
Income tax expense	4,710	752	—	—	5,462
Net (loss) income	(59,721)	(15,545)	—	15,545	(59,721)
Other comprehensive income:
Unrealized gain on derivative contracts	(19,001)	—	—	—	(19,001)
Total other comprehensive loss	(19,001)	—	—	—	(19,001)
Comprehensive (loss) income	$(78,722)	(15,545)	—	15,545	(78,722)

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
(unaudited)

	Nine Months Ended September 30, 2015
	Parent Issuer	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Net revenue	$410,523	11,282	—	—	421,805
					0
Operating expenses:					0
Cost of services	74,268	6,747	—	—	81,015
Selling, general, and administrative, including stock-based compensation	64,209	12,849	—	—	77,058
Radio conversion costs	4,543	—	—	—	4,543
Amortization of subscriber accounts, dealer network and other intangible assets	190,289	3,336	—	—	193,625
Depreciation	7,438	60	—	—	7,498
Gain on disposal of operating assets	(4)	—	—	—	(4)
	340,743	22,992	—	—	363,735
Operating income (loss)	69,780	(11,710)	—	—	58,070
Other expense:
Equity in loss of subsidiaries	12,341	—	—	(12,341)	—
Interest expense	93,367	17	—	—	93,384
Refinancing expense	4,468	—	—	—	4,468
	110,176	17	—	(12,341)	97,852
(Loss) income before income taxes	(40,396)	(11,727)	—	12,341	(39,782)
Income tax expense	5,339	614	—	—	5,953
Net (loss) income	(45,735)	(12,341)	—	12,341	(45,735)
Other comprehensive loss:
Unrealized loss on derivative contracts	(12,407)	—	—	—	(12,407)
Total other comprehensive loss	(12,407)	—	—	—	(12,407)
Comprehensive (loss) income	$(58,142)	(12,341)	—	12,341	(58,142)

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidating Statement of Cash Flows
(unaudited)

	Nine Months Ended September 30, 2016
	Parent Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Net cash provided by operating activities	$151,350	7,609	—	—	158,959
Investing activities:
Capital expenditures	(4,138)	(933)	—	—	(5,071)
Cost of subscriber accounts acquired	(153,491)	(6,626)	—	—	(160,117)
Increase in restricted cash	55	—	—	—	55
Net cash used in investing activities	(157,574)	(7,559)	—	—	(165,133)
Financing activities:
Proceeds from long-term debt	1,249,000	—	—	—	1,249,000
Payments on long-term debt	(1,200,009)	—	—	—	(1,200,009)
Payments of financing costs	(16,711)	—	—	—	(16,711)
Net cash provided by financing activities	32,280	—	—	—	32,280
Net increase in cash and cash equivalents	26,056	50	—	—	26,106
Cash and cash equivalents at beginning of period	1,513	1,067	—	—	2,580
Cash and cash equivalents at end of period	$27,569	1,117	—	—	28,686

	Nine Months Ended September 30, 2015
	Parent Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Net cash provided by operating activities	$171,688	1,549	—	—	173,237
Investing activities:
Capital expenditures	(9,695)	(339)	—	—	(10,034)
Cost of subscriber accounts acquired	(200,044)	(5,006)	—	—	(205,050)
Cash acquired (paid) on acquisition	(61,550)	4,772			(56,778)
Increase in restricted cash	(42)	—	—	—	(42)
Proceeds from disposal of operating assets	4	—	—		4
Net cash used in investing activities	(271,327)	(573)	—	—	(271,900)
Financing activities:
Proceeds from long-term debt	749,550	—		—	749,550
Payments on long-term debt	(640,465)	—	—	—	(640,465)
Payments of financing costs	(6,477)	—	—	—	(6,477)
Contribution from Ascent Capital	22,690	—	—	—	22,690
Net cash provided by financing activities	125,298	—	—	—	125,298
Net increase in cash and cash equivalents	25,659	976	—	—	26,635
Cash and cash equivalents at beginning of period	1,713	240	—	—	1,953
Cash and cash equivalents at end of period	$27,372	1,216	—	—	28,588

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

•
the regulatory environment in which we operate, including the multiplicity of jurisdictions, state and federal consumer protection laws and licensing requirements to which we and/or our dealers is subject and the risk of new regulations, such as the increasing adoption of "false alarm" ordinances;

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

For additional risk factors, please see Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2015 (the "2015 Form 10-K").  These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

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

The table below presents subscriber data for the twelve months ended September 30, 2016 and 2015:

	Twelve Months Ended September 30,
	2016		2015
Beginning balance of accounts	1,091,627		1,056,734
Accounts acquired	136,414		189,590
Accounts canceled	(150,091)		(145,181)
Canceled accounts guaranteed by dealer and other adjustments (a)	(18,316)	(b)	(9,516)
Ending balance of accounts	1,059,634		1,091,627
Monthly weighted average accounts	1,079,100		1,078,367
Attrition rate - Unit	13.9%		13.5%
Attrition rate - RMR (c)	12.2%		13.4%

(a)	Includes canceled accounts that are contractually guaranteed to be refunded from holdback.

(b)	Includes an estimated 10,488 accounts included in our Radio Conversion Program that canceled in excess of their expected attrition.

(c)
The recurring monthly revenue ("RMR") of canceled accounts follows the same definition as subscriber unit attrition as noted above. RMR attrition is defined as the RMR of canceled accounts in a given period, adjusted for the impact of price increases or decreases in that period, divided by the weighted average of RMR for that period.

The unit attrition rate for the twelve months ended September 30, 2016 and 2015 was 13.9% and 13.5%, respectively. Increased attrition is primarily the result of an increase in the number of subscriber accounts reaching the end of their initial contract term in the period. Overall attrition reflects the impact of the Pinnacle Security bulk buys, where the Company purchased approximately 113,000 accounts from Pinnacle Security in 2012 and 2013, which are now experiencing normal end-of-term attrition. The attrition rate without the Pinnacle Security accounts (core attrition) for the twelve months ended September 30, 2016 and 2015 was 13.3% and 12.5%, respectively.

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

Accounts Acquired

During the three months ended September 30, 2016 and 2015, the Company acquired 32,570 and 44,776 subscriber accounts, respectively. During the nine months ended September 30, 2016 and 2015, the Company acquired 99,065 and 151,592 subscriber accounts, respectively. Accounts acquired for the nine months ended September 30, 2016 reflect bulk buys of approximately 6,700 accounts, respectively. Accounts acquired for the three months ended September 30, 2015 includes bulk buys of approximately 600 accounts. Accounts acquired for the nine months ended September 30, 2015 includes bulk buys of approximately 1,800 accounts and 31,919 accounts from the LiveWatch Acquisition in February 2015.

RMR acquired during the three months ended September 30, 2016 and 2015 was $1,545,000 and $2,094,000, respectively. RMR acquired during the nine months ended September 30, 2016 and 2015 was $4,603,000 and $6,468,000, respectively. RMR acquired for the nine months ended September 30, 2015 includes approximately $909,000 of RMR from the LiveWatch Acquisition in February 2015.

Adjusted EBITDA
We evaluate the performance of our operations based on financial measures such as revenue and "Adjusted EBITDA." Adjusted EBITDA is defined as net income (loss) before interest expense, interest income, income taxes, depreciation, amortization (including the amortization of subscriber accounts, dealer network and other intangible assets), stock-based compensation, and other non-cash or nonrecurring charges. The Company believes that Adjusted EBITDA is an important indicator of the operational strength and performance of its business, including the business’ ability to fund its ongoing acquisition of subscriber accounts, to fund its capital expenditures and to service its debt. In addition, this measure is used by management to evaluate operating results and perform analytical comparisons and identify strategies to improve performance. Adjusted EBITDA is also a measure that is customarily used by financial analysts to evaluate the financial performance of companies in the security alarm monitoring industry and is one of the financial measures, subject to certain adjustments, by which our covenants are calculated under the agreements governing their debt obligations. Adjusted EBITDA does not represent cash flow from operations as defined by generally accepted accounting principles ("GAAP"), should not be construed as an alternative to net income or loss and is indicative neither of our results of operations nor of cash flows available to fund all of our cash needs. It is, however, a measurement that we believe is useful to investors in analyzing its operating performance. Accordingly, Adjusted EBITDA should be considered in addition to, but not as a substitute for, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. Adjusted EBITDA is a non-GAAP financial measure. As companies often define non-GAAP financial measures differently, Adjusted EBITDA as calculated by MONI should not be compared to any similarly titled measures reported by other companies.

Pre-SAC Adjusted EBITDA

LiveWatch is a direct-to-consumer business, and as such recognizes certain revenue and expenses associated with subscriber acquisition (subscriber acquisition costs, or "SAC"). This is in contrast to MONI, which capitalizes payments to dealers to acquire accounts. "Pre-SAC Adjusted EBITDA" is a measure that eliminates the impact of acquiring accounts at the LiveWatch business that is recognized in operating income. Pre-SAC Adjusted EBITDA is defined as total Adjusted EBITDA excluding LiveWatch's SAC and the related revenue. We believe Pre-SAC Adjusted EBITDA is a meaningful measure of the Company's financial performance in servicing its customer base. Pre-SAC Adjusted EBITDA should be considered in addition to, but not as a substitute for, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. Pre-SAC Adjusted EBITDA is a non-GAAP financial measure. As companies often define non-GAAP financial measures differently, Pre-SAC Adjusted EBITDA as calculated by the Company should not be compared to any similarly titled measures reported by other companies.

Results of Operations

The following table sets forth selected data from the accompanying condensed consolidated statements of operations and comprehensive income (loss) for the periods indicated (dollar amounts in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net revenue	$142,765	141,846	$429,689	421,805
Cost of services	29,049	28,245	86,161	81,015
Selling, general, and administrative	29,727	27,937	87,543	77,058
Amortization of subscriber accounts, dealer network and other intangible assets	62,156	66,958	185,415	193,625
Interest expense	30,211	31,853	91,459	93,384
Income tax expense	1,929	1,981	5,462	5,953
Net loss	(23,002)	(21,414)	(59,721)	(45,735)

Adjusted EBITDA (a)	$86,795	88,277	$262,454	269,918
Adjusted EBITDA as a percentage of Net revenue	60.8%	62.2%	61.1%	64.0%

Pre-SAC Adjusted EBITDA (b)	$92,318	92,584	$277,622	278,834
Pre-SAC Adjusted EBITDA as a percentage of Pre-SAC net revenue (c)	65.2%	65.8%	65.1%	66.6%

(a)	See reconciliation of net loss to Adjusted EBITDA below.

(b)	See reconciliation of Adjusted EBITDA to Pre-SAC Adjusted EBITDA below.

(c)	Presented below is the reconciliation of Net revenue to Pre-SAC net revenue (amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net revenue, as reported	$142,765	141,846	$429,689	421,805
LiveWatch revenue related to SAC	(1,125)	(1,172)	(3,300)	(2,839)
Pre-SAC net revenue	$141,640	140,674	$426,389	418,966

Net revenue.  Net revenue increased $919,000, or 0.6%, and $7,884,000, or 1.9%, for the three and nine months ended September 30, 2016, respectively, as compared to the corresponding prior year periods. The increase in net revenue is attributable to an increase in average RMR per subscriber, as well as, for the nine months ended September 30, 2016, the inclusion of a full first quarter's impact of LiveWatch revenue, compared to corresponding prior year periods.  Average monthly revenue per subscriber increased from $41.63 as of September 30, 2015 to $42.84 as of September 30, 2016.

Cost of services.  Cost of services increased $804,000, or 2.8%, and $5,146,000, or 6.4%, for the three and nine months ended September 30, 2016, respectively, as compared to the corresponding prior year periods.The increase for the three months ended September 30, 2016 is attributable to increased field service costs due to a higher volume of retention jobs being completed in the quarter. The increase for the nine months ended September 30, 2016 is attributable to higher cellular costs with more subscribers taking on interactive and home automation services, increased lead generation fees at MONI and higher subscriber acquisition costs seen at LiveWatch related to a full first quarter impact in 2016 and an increase in new account production. LiveWatch's subscriber acquisition costs include expensed equipment costs associated with the creation of new subscribers of $2,132,000 and $6,466,000 for three and nine months ended September 30, 2016, respectively, as compared to $2,210,000 and $4,666,000 for the three and nine months ended September 30, 2015, respectively. Cost of services as a percent of net revenue increased from 19.9% for the three months ended September 30, 2015 to 20.3% for the three months ended September 30, 2016, and increased from 19.2% for the nine months ended September 30, 2015 to 20.1% for the nine months ended September 30, 2016, respectively.

Selling, general and administrative.  Selling, general and administrative costs ("SG&A") increased $1,790,000, or 6.4%, and $10,485,000, or 13.6%, for the three and nine months ended September 30, 2016, respectively, as compared to the corresponding prior year periods.  The increases are attributable to subscriber acquisition costs incurred at LiveWatch,increased salaries, wages and benefits and rebranding expense at MONI. LiveWatch's subscriber acquisition costs, which includes marketing and sales costs related to the creation of new subscribers, was $4,515,000 and $12,002,000 for the three and nine months ended September 30, 2016, respectively, as compared to $3,269,000 and $7,089,000 for the three and nine months ended September 30, 2015, respectively. The increase is attributable to an increase in new account production and, for the nine months ended September 30, 2016, the impact of a full first quarter of costs being incurred as compared to the corresponding prior year period. SG&A as a percent of net revenue increased from 19.7% and 18.3% for the three and nine months ended September 30, 2015, respectively, to 20.8% and 20.4% for the three and nine months ended September 30, 2016, respectively.

Amortization of subscriber accounts, dealer network and other intangible assets.  Amortization of subscriber accounts, dealer network and other intangible assets decreased $4,802,000 and $8,210,000, or 7.2% and 4.2%, for the three and nine months ended September 30, 2016, respectively, as compared to the corresponding prior year periods.  The decrease is related to the timing of amortization of subscriber accounts acquired prior to the third quarter of 2015, which have a lower rate of amortization in 2016 based on the applicable double declining balance amortization method. The decrease is partially offset by increased amortization related to accounts acquired subsequent to September 30, 2015.

Interest expense.  Interest expense decreased $1,642,000 and $1,925,000 for the three and nine months ended September 30, 2016, as compared to the corresponding prior year period, respectively. The decrease in interest expense is primarily attributable to the principal decrease in the Company's intercompany note with Ascent Capital.

Income tax expense.  The Company had pre-tax loss of $21,073,000 and $54,259,000 for the three and nine months ended September 30, 2016, respectively, and income tax expense of $1,929,000 and $5,462,000 for the three and nine months ended September 30, 2016, respectively.  The Company had pre-tax loss of $19,433,000 and $39,782,000 and income tax expense of $1,981,000 and $5,953,000 for the three and nine months ended September 30, 2015. Income tax expense for the three and nine months ended September 30, 2016 and 2015 is attributable to Texas state margin tax incurred on the Company's operations and the deferred tax impact from amortization of deductible goodwill related to the Company's recent acquisitions.

Net loss. The Company had net loss of $23,002,000 and $59,721,000 for the three and nine ended September 30, 2016, respectively, as compared to $21,414,000 and $45,735,000 for the three and nine months ended September 30, 2015, respectively. The increase in net loss from continuing operations for the nine months ended September 30, 2016 is primarily attributable to an increase in costs incurred under the Company's Radio Conversion Program of $13,395,000, as well as the impacts discussed above.

Adjusted EBITDA and Pre-SAC Adjusted EBITDA. The following table provides a reconciliation of net loss to total Adjusted EBITDA to Pre-SAC Adjusted EBITDA for the periods indicated (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss	$(23,002)	(21,414)	$(59,721)	(45,735)
Amortization of subscriber accounts, dealer network and other intangible assets	62,156	66,958	185,415	193,625
Depreciation	2,084	2,717	6,084	7,498
Stock-based compensation	682	601	1,871	1,430
Radio conversion costs	1,263	3,570	17,938	4,543
LiveWatch acquisition related costs	—	—	—	946
LiveWatch acquisition contingent bonus charges	1,104	1,291	3,096	3,086
Headquarters relocation costs	—	720	—	720
Reduction in force separation costs	—	—	245	—
Rebranding marketing program	602	—	839	—
Software implementation/integration	418	—	418	—
Interest expense	30,211	31,853	91,459	93,384
Refinancing expense	9,348	—	9,348	4,468
Income tax expense	1,929	1,981	5,462	5,953
Adjusted EBITDA	86,795	88,277	262,454	269,918
Gross subscriber acquisition cost expenses	6,648	5,479	18,468	11,755
Revenue associated with subscriber acquisition cost	(1,125)	(1,172)	(3,300)	(2,839)
Pre-SAC Adjusted EBITDA	$92,318	92,584	$277,622	278,834

Adjusted EBITDA decreased $1,482,000 or 1.7% and $7,464,000, or 2.8%, for the three and nine months ended September 30, 2016, respectively as compared to the corresponding prior year periods.  The decrease is primarily due to increases in LiveWatch's subscriber acquisition costs, net of related revenue, associated with growth in new RMR production.
These costs went from $4,307,000 and $8,916,000 for the three and nine months ended September 30, 2015 to $5,523,000 and $15,168,000 for the three and nine months ended September 30, 2016, respectively.

Pre-SAC Adjusted EBITDA decreased $266,000, or 0.3%, for the three months ended September 30, 2016 and $1,212,000, or 0.4%, for the nine months ended September 30, 2016.

Liquidity and Capital Resources

At September 30, 2016, we had $28,686,000 of cash and cash equivalents.  Our primary sources of funds are our cash flows from operating activities which are generated from alarm monitoring and related service revenues.  During the nine months ended September 30, 2016 and 2015, our cash flow from operating activities was $158,959,000 and $173,237,000, respectively.  The primary driver of our cash flow from operating activities is Adjusted EBITDA.  Fluctuations in our Adjusted EBITDA and the components of that measure are discussed in “Results of Operations” above.  In addition, our cash flow from operating activities may be significantly impacted by changes in working capital.

During the nine months ended September 30, 2016 and 2015, the Company used cash of $160,117,000 and $205,050,000, respectively, to fund subscriber account acquisitions, net of holdback and guarantee obligations.  In addition, during the nine months ended September 30, 2016 and 2015, the Company used cash of $5,071,000 and $10,034,000, respectively, to fund its capital expenditures.

In 2015, MONI paid cash of $56,778,000 for the acquisition of LiveWatch, net of the transfer of $3,988,000 to LiveWatch upon the Closing Date to fund LiveWatch employees' transaction bonuses and LiveWatch cash on hand of $784,000. The LiveWatch Acquisition was funded by borrowings from the Company's expanded Credit Facility revolver as well as cash contributions from Ascent Capital.

On September 30, 2016, the Company entered into an amendment ("Amendment No. 6") with the lenders of its existing senior secured credit agreement dated March 23, 2012, and as amended and restated on April 9, 2015, February 17, 2015, August 16,

2013, March 25, 2013, and November 7, 2012 (the "Existing Credit Agreement"). Amendment No. 6 provided for, among other things, the issuance of a new $1,100,000,000 senior secured term loan at a 1.5% discount and a new $295,000,000 super priority revolver (the Existing Credit Agreement together with Amendment No. 6, the "Credit Facility").

The Company used the net proceeds from the new term loan to retire $403,784,000 of its existing term loan due in March 2018 and $543,125,000 of its existing term loan due in April 2022. Additionally, the Company retired its existing $315,000,000 revolving credit facility in the amount of $138,900,000.

On September 30, 2016, the Company borrowed $48,400,000 on the new Credit Facility revolver to fund its October 1, 2016 interest payment due under the Senior Notes of $26,691,000 as well as other refinancing fees.

The existing long-term debt of the Company at September 30, 2016 includes the principal balance of $1,745,400,000 under its Senior Notes, Credit Facility term loans, and Credit Facility revolver. The Senior Notes have an outstanding principal balance of $585,000,000 as of September 30, 2016 and mature on April 1, 2020. The Ascent Intercompany Loan has an outstanding principal balance of $12,000,000 and matures on October 1, 2020. The Credit Facility Term Loan has an outstanding principal balance of $1,100,000,000 as of September 30, 2016 and require principal payments of $2,750,000 per quarter with the remainder becoming due on September 30, 2022 The Credit Facility revolver has an outstanding balance of $48,400,000 as of September 30, 2016 and becomes due on September 30, 2021.

In considering our liquidity requirements for the remainder of 2016, we evaluated our known future commitments and obligations.  In 2014, the Company implemented a Radio Conversion Program in response to one of the nation's largest carriers announcing that it does not intend to support its 2G cellular network services beyond 2016. In connection with the Radio Conversion Program, the Company could incur incremental costs of up to $1,000,000 for the remainder of 2016. We considered the borrowing capacity of our Credit Facility revolver, under which we could borrow an additional $246,600,000 as of September 30, 2016. Based on this analysis, we expect that cash on hand, cash flow generated from operations and available borrowings under the Credit Facility revolver will provide sufficient liquidity, given our anticipated current and future requirements.

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

Tabular Presentation of Interest Rate Risk

The table below provides information about our outstanding debt obligations and derivative financial instruments that are sensitive to changes in interest rates.  Interest rate swaps are presented at their fair value amount and by maturity date as of September 30, 2016.  Debt amounts represent principal payments by maturity date as of September 30, 2016.

Year of Maturity	Fixed Rate Derivative Instruments, net (a)	Variable Rate Debt	Fixed Rate Debt	Total
	(Amounts in thousands)
Remainder of 2016	$—	$2,750	$—	$2,750
2017	—	11,000	—	11,000
2018	8,722	11,000	—	19,722
2019	—	11,000	—	11,000
2020	—	11,000	597,000	608,000
2021	—	59,400	—	59,400
Thereafter	23,789	1,042,250	—	1,066,039
Total	$32,511	$1,148,400	$597,000	$1,777,911

(a)
The derivative financial instruments reflected in this column include four interest rate swaps with a maturity date of March 23, 2018 and three interest rate swaps with a maturity date of April 9, 2022.  As a result of these interest rate swaps, the Company's current effective weighted average interest rate on the borrowings under the Credit Facility term loans is 7.15%.  See notes 5, 6 and 7 to our condensed consolidated financial statements included in this Quarterly Report for further information.

Item 4.  Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and chief financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Executives concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2016 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There has been no change in the Company’s internal controls over financial reporting that occurred during the three months ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, its internal controls over financial reporting.

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 6.  Exhibits

Listed below are the exhibits which are included as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

4.1
Amendment No. 6 to the Credit Agreement, dated September 30, 2016 (including the Amended Credit Agreement) (incorporated by reference to Exhibit 4.1 to Ascent Capital Group, Inc.'s Current Report on Form 8-K filed October 3, 2016 (File No. 001-34176)).

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

MONITRONICS INTERNATIONAL, INC.

Date: November 10, 2016	By:	/s/ Jeffery R. Gardner
Jeffery R. Gardner
President and Chief Executive Officer

Date: November 10, 2016	By:	/s/ Michael R. Meyers
Michael R. Meyers
Chief Financial Officer, Executive Vice President and Assistant Secretary
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Listed below are the exhibits which are included as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

4.1
Amendment No. 6 to the Credit Agreement, dated September 30, 2016 (including the Amended Credit Agreement) (incorporated by reference to Exhibit 4.1 to Ascent Capital Group, Inc.'s Current Report on Form 8-K filed October 3, 2016 (File No. 001-34176)).

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