Form 10-K
period 2016-12-31
MONITRONICS INTERNATIONAL INC
filed 2017-03-13
CIK 1265107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549
 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act)  Yes ☐  No ☒
As of March 10, 2017, Monitronics International, Inc. is a wholly owned subsidiary of Ascent Capital Group, Inc.  Monitronics International, Inc. meets the conditions set forth in General Instruction I (1) (a) and (b) of the Form 10-K and is therefore filing this Form 10-K with reduced disclosure format.

MONITRONICS INTERNATIONAL, INC.
2016 ANNUAL REPORT ON FORM 10-K

ITEM 1.   BUSINESS

(a)  General Development of Business

Monitronics International, Inc. and subsidiaries (the "Company" or "MONI", "we", "us", and "our") is a wholly-owned subsidiary of Ascent Capital Group, Inc. ("Ascent Capital").  On December 17, 2010, Ascent Capital acquired 100% of the outstanding capital stock of MONI through the merger of Mono Lake Merger Sub, Inc. ("Merger Sub"), a direct wholly-owned subsidiary of Ascent Capital established to consummate the merger, with and into MONI, with MONI as the surviving corporation in the merger (the "MONI Acquisition").  We were incorporated in the state of Texas on August 31, 1994.

On August 16, 2013, we acquired all of the equity interests of Security Networks, LLC ("Security Networks") and certain affiliated entities (the "Security Networks Acquisition"). On February 23, 2015, we acquired LiveWatch Security, LLC ("LiveWatch"), a Do-It-Yourself ("DIY") home security firm, offering professionally monitored security services through a direct-to-customer sales channel (the "LiveWatch Acquisition").

In 2016, the Company unveiled its new brand name, MONI. The new MONI brand will be marketed directly to consumers and supported by direct-to-consumer sales and customer support. The brand was designed to allow custom solutions to flow directly into the home as well as providing dealers with national marketing, sales and customer service support.

We provide security alarm monitoring and related services to residential and business subscribers throughout the U.S. and parts of Canada. We monitor signals arising from burglaries, fires, medical alerts and other events through security systems at subscribers' premises, as well as providing interactive and home automation services.  Nearly all of our revenues are derived from monthly recurring revenues under security alarm monitoring contracts acquired through our exclusive nationwide network of independent dealers or through LiveWatch.

On September 30, 2016, we entered into an amendment ("Amendment No. 6") with the lenders of our existing senior secured credit agreement dated March 23, 2012, and as amended and restated on April 9, 2015, February 17, 2015, August 16, 2013, March 25, 2013, and November 7, 2012 (the "Existing Credit Agreement" and together with Amendment No. 6, the "Credit Facility)). Amendment No. 6 provided for, among other things, the issuance of a new $1,100,000,000 senior secured term loan at a 1.5% discount and a new $295,000,000 super priority revolver.

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

Factors relating to the Company and our consolidated subsidiaries:

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

•	the outcome of any pending, threatened, or future litigation, including potential liability for failure to respond adequately to alarm activations;

•	the ability to continue to obtain insurance coverage sufficient to hedge our risk exposures, including as a result of acts of third parties and/or alleged regulatory violations;

•	changes in the nature of strategic relationships with original equipment manufacturers, dealers and our other business partners;

•	the reliability and creditworthiness of our independent alarm systems dealers and subscribers;

•	changes in our expected rate of subscriber attrition;

•	the availability and terms of capital, including the ability of the Company to obtain future financing to grow its business;

•	our high degree of leverage and the restrictive covenants governing our indebtedness; and

•	availability of qualified personnel.

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

(b)  Financial Information About Reportable Segments

We identify our reportable segments based on financial information reviewed by our chief operating decision maker. We report financial information for our consolidated business segments that represent more than 10% of our consolidated revenue or earnings before income taxes. Based on the foregoing criteria, we had two reportable segments as of December 31, 2016, MONI and LiveWatch. For more information see below and our financial statements included in Part II of this Annual Report.

(c)  Narrative Description of Business

Monitronics International Inc., a Texas corporation incorporated on August 31, 1994, is primarily engaged in the business of providing the following security alarm monitoring services: monitoring signals arising from burglaries, fires, medical alerts and other events through security systems at subscribers’ premises, as well as providing customer service and technical support.  Our principal office is located at 1990 Wittington Place, Farmers Branch, Texas, telephone number (972) 243-7443.

We are one of the largest security alarm monitoring companies in North America, with over one million customers under contract in all 50 states, the District of Columbia, Puerto Rico and Canada. We offer:

•	monitoring services for alarm signals arising from burglaries, fires, medical alerts and other events through security systems at our customers' premises;

•
a comprehensive platform of home automation services, including, among other things, remote activation and control of security systems, support for video monitoring, flood sensors, automated garage door and door lock capabilities and thermostat integration, with mobile device accessibility provided through our proprietary mobile notification system (such services collectively referred to as "HomeTouch");

•	hands‑free two‑way interactive voice communication between our monitoring center and our customers; and

•	customer service and technical support related to home monitoring systems and HomeTouch.

MONI Operations

Unlike many of our national competitors, the Company primarily outsources our sales, installation and most of our field service functions to our dealers. By outsourcing the low margin, high fixed-cost elements of our business to a large network of independent service providers, we are able to allocate capital to growing our revenue-generating account base rather than to local offices or depreciating hard assets.

Revenue is generated primarily from fees charged to customers under alarm monitoring agreements ("AMAs"), which include access to interactive and automation features at a higher fee.  The initial contract term is typically three to five years, with automatic renewal on a month-to-month basis. We also generate additional revenue as our customers bundle our HomeTouch services with their traditional monitoring services.

We generate incremental revenue by providing additional services, such as maintenance and wholesale contract monitoring. Contract monitoring includes fees charged to other security alarm companies for monitoring their accounts on a wholesale basis.  As of December 31, 2016, we provided contract monitoring services for over 78,000 accounts.  These incremental revenue streams do not represent a significant portion of our overall revenue.

Our authorized independent dealers are typically small businesses that sell and install alarm systems.  During 2016, we acquired alarm monitoring contracts from more than 430 dealers.  These dealers focus on the sale and installation of security systems and generally do not retain the monitoring contracts for their customers and do not have their own facilities to monitor such systems due to the large upfront investment required to create the account and build a monitoring station.  They also do not have the scale required to operate a monitoring station efficiently.  These dealers typically sell the contracts to third parties and outsource the monitoring function for any accounts they retain. We have the ability to monitor a variety of signals from nearly all types of residential security systems.

We generally enter into exclusive contracts with dealers under which the dealers sell and install security systems and we have a right of first refusal to acquire the associated alarm monitoring contracts.  In order to maximize revenues, we seek to attract dealers from throughout the U.S. rather than focusing on specific local or regional markets.  In evaluating the quality of potential participants for the dealer program, we conduct an internal due diligence review and analysis of each dealer using information obtained from third party sources.  This process includes:

•	background checks on the dealer, including lien searches to the extent applicable; and

•	a review of the dealer's licensing status and creditworthiness.

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

We generally acquire each new customer account at a cost based on a multiple of the account's monthly recurring revenue. Our dealer contracts generally provide that if a customer account acquired by us is terminated within the first 12 months, the dealer must replace the account or refund the cost paid by us. To secure the dealer's obligation, we typically hold back a percentage of the cost paid for the account.

We believe that this process, which includes both clearly defined customer account standards and a comprehensive due diligence process, contributes significantly to the high quality of our subscriber base. For each of our last five calendar years, the average credit score of accounts acquired by us was 715 or higher on the FICO scale.

Approximately 94% of our subscribers are residential homeowners and the remainder are small commercial accounts. We believe that by focusing on residential homeowners, rather than renters, we can reduce attrition, because homeowners relocate less frequently than renters.

We provide monitoring services as well as billing and 24-hour telephone support through our central monitoring station, located in Farmers Branch, Texas.  This facility is Underwriters Laboratories ("UL") listed.  To obtain and maintain a UL listing, an alarm monitoring center must be located in a building meeting UL's structural requirements, have back-up and uninterruptable power supplies, have secure telephone lines and maintain redundant computer systems.  UL conducts periodic reviews of alarm monitoring centers to ensure compliance with their requirements.  Our central monitoring station has also received the Central Station Alarm Association’s prestigious Five Diamond certification. Five Diamond certification is achieved by having all alarm monitoring operators complete special industry training and pass an exam.

We have a back-up facility in Dallas, Texas that is capable of supporting monitoring and certain customer service operations in the event of a disruption at our primary monitoring and customer care center. A third party outsourcer in Mexico provides telephone support for Spanish-speaking subscribers.

Our telephone systems utilize high-capacity, high-quality, digital circuits backed up by conventional telephone lines. When an alarm signal is received at the monitoring facility, it is routed to an operator. At the same time, information concerning the subscriber whose alarm has been activated and the nature and location of the alarm signal is delivered to the operator's computer terminal. The operator is then responsible for following standard procedures to contact the subscriber or take other appropriate action, including, if the situation requires, contacting local emergency service providers.  We never dispatch our own personnel to the subscriber's premises in response to an alarm event.  If a subscriber lives in an area where the emergency service provider will not respond without verification of an actual emergency, we will contract with an independent third party responder if available in that area.

We seek to increase subscriber satisfaction and retention by carefully managing customer and technical service. The customer service center handles all general inquiries from subscribers, including those related to subscriber information changes, basic alarm troubleshooting, alarm verification, technical service requests and requests to enhance existing services. We have a proprietary centralized information system that enables us to satisfy over 90% of subscriber technical inquiries over the telephone, without dispatching a service technician. If the customer requires field service, we rely on our nationwide network of independent service dealers and over 75 employee field service technicians to provide such service.  We closely monitor service dealer performance with customer satisfaction forms, follow-up quality assurance calls and other performance metrics.  In 2016, we dispatched approximately 330 independent service dealers around the country to handle our field service.

LiveWatch Operations

LiveWatch is a leading DIY home security provider offering professionally monitored security services through a direct-to-consumer sales channel. Similar to MONI, LiveWatch is an asset-light business and geographically unconstrained. LiveWatch customers self‑install security and home automation hardware that is shipped to them by LiveWatch. LiveWatch then professionally monitors all of these self‑installed systems. LiveWatch generates subscriber contracts through leads from direct response marketing, where MONI primarily generates subscriber contracts from a dealer network with local market presence.

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

LiveWatch has operations in central Kansas and in a satellite office in Evanston, Illinois.

Intellectual Property

We have a registered service mark for the Monitronics name and a service mark for the Monitronics logo. We also hold registered service marks for "HomeTouch" and "MONI." LiveWatch has a registered service mark for the LiveWatch name and a service mark for the LiveWatch logo. We own certain proprietary software applications that are used to provide services to our dealers and subscribers, including various trademarks, patents and patents pending related to the "ASAPer" system employed by LiveWatch, which causes a predetermined group of recipients to receive a text message automatically once an alarm is triggered. Other than as mentioned above, we and our subsidiaries do not hold any patents or other intellectual property rights on our proprietary software applications.

Sales and Marketing

General

With the rebranding efforts beginning in 2016 and continuing through early 2017, we will continue to market the new brand directly to consumers through national advertising campaigns and partnerships with other subscription- or member-based organizations and businesses. This, coupled with our nationwide network of authorized dealers, is an effective way for us to market alarm systems.  Locally-based dealers are often an integral part of the communities they serve and understand the local market and how best to satisfy local needs. By combining the dealer's local presence and reputation with our nationally marketed brand, accompanied with our high quality service and support, we are able to cost-effectively provide local services and take advantage of economies of scale where appropriate.

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

Dealer Network Development

We remain focused on expanding our network of independent authorized dealers. To do so, we have established a dealer program that provides participating dealers with a variety of support services to assist them as they grow their businesses. Authorized dealers may use the MONI brand name in their sales and marketing activities and on the products they sell and install. Our authorized dealers benefit from their affiliation with us and our national reputation for high customer satisfaction, as well as the support they receive from us. We also provide authorized dealers with the opportunity to obtain discounts on alarm systems and other equipment purchased by such dealers from original equipment manufacturers, including alarm systems labeled with the MONI logo.  We also makes available sales, business and technical training, sales literature, co-branded marketing materials, sales leads and management support to our authorized dealers.  In most cases these services and cost savings would not be available to security alarm dealers on an individual basis.

Currently, we employ sales representatives to promote our authorized dealer program, find account acquisition opportunities and sell our monitoring services. We target independent alarm dealers across the U.S. that can benefit from our dealer program services and can generate high quality monitoring customers for us. We use a variety of marketing techniques to promote the dealer program and related services. These activities include direct mail, trade magazine advertising, trade shows, internet web site marketing, publicity and telemarketing. We have experienced success in implementing initiatives designed to improve lead sourcing for our dealers and for direct‑to‑consumer sales. Providing internally sourced leads to dealers strengthens our dealer relationships and serves as another mechanism for driving customer base growth. We have been named as an exclusive partner with several nationally recognized brands.

Dealer Marketing Support

We offer our authorized dealers an extensive marketing support program. We focus on developing professionally designed sales and marketing materials that will help dealers market alarm systems and monitoring services with maximum effectiveness. Materials offered to authorized dealers include:

•sales brochures and flyers;
•yard signs;
•window decals;
•customer forms and agreements;
•sales presentation binders;
•door hangers;
•lead boxes;
•vehicle graphics;
•trade show booths; and
•clothing bearing the MONI brand name.

These materials are made available to dealers at prices that our management believes would not be available to dealers on an individual basis.

Our sales materials promote both the MONI brand and the dealer's status as a MONI authorized dealer. Dealers often sell and install alarm systems which display the MONI logo and telephone number, which further strengthens consumer recognition of their status as MONI authorized dealers. Management believes that the dealers' use of our brand to promote their affiliation with one of the nation’s largest alarm monitoring companies boosts the dealers' credibility and reputation in their local markets and also assists in supporting their sales success.

Customer Integration and Marketing

Our dealers typically introduce customers to us in the home when describing our central monitoring station.  Following the acquisition of a monitoring agreement from a dealer, the customer is notified that we are responsible for all their monitoring and customer service needs.  The customer's awareness and identification of our brand as the monitoring service provider is further supported by the distribution of branded materials by the dealer to the customer at the point of sale. Such materials may include the promotional items listed above. All materials provided in the dealer model focus on the MONI brands and the role of us as the single source of support for the customer.

Negotiated Account Acquisitions

In addition to the development of our dealer network, we periodically acquire alarm monitoring accounts from other alarm companies in bulk on a negotiated basis. Management has extensive experience in identifying potential opportunities, negotiating account acquisitions and performing thorough due diligence, which helps facilitate the execution of new acquisitions in a timely manner. With the rebranding efforts, we will also begin using our own sales force and internal employee technicians to acquire subscriber alarm monitoring agreements and complete alarm system installations.

Strategy

Our goal is to maximize return on invested capital, which we believe can be achieved by pursuing the following strategies:

Capitalize on Limited Market Penetration.

We seek to capitalize on what we view as the current limited market penetration in security services and grow our existing customer base through the following initiatives:

•	continue to develop our leading dealer position in the market to drive acquisitions of high quality AMAs;

•	leverage our acquisition of LiveWatch to competitively secure new DIY customers without significantly altering our existing asset‑light business model;

•	further develop internal lead sourcing through additional partnership opportunities to support existing direct marketing and acquisitions through our dealer program;

•	increase HomeTouch, home integration and ancillary product offerings; and

•	continue to monitor potential accretive merger and acquisition opportunities and further industry contraction.

Proactively Manage Customer Attrition

Customer attrition has historically been reasonably predictable and we regularly identify and monitor the principal drivers thereof, including our customers' credit scores, which we believe are the strongest predictors of retention. We seek to maximize customer retention by consistently offering high quality automated home monitoring services and increasing the average life of acquired AMAs through the following initiatives:

•	maintain the high quality of our customer base by continuing to implement our highly disciplined AMA acquisition program;

•
continue to motivate our dealers to obtain only high‑quality accounts through incentives built into purchase multiples and by having a performance guarantee on substantially all dealer originated accounts;

•	capitalize on our lead generation initiatives to supply high quality leads with strong retention indicators to our dealers;

•	prioritize the inclusion of HomeTouch services in the AMAs we purchase, which we believe increases customer retention;

•	proactively identifying customers "at‑risk" for attrition through new technology initiatives, including statistical analysis of "big data";

•	provide high quality customer service on the telephone and in the field;

•
continue to implement initiatives to reduce core attrition, which include interactive voice recognition software, more effective initial on‑boarding of customers and competitive retention offers for departing customers; and

•	utilize available customer data to actively identify customers who are relocating and target retention of such customers.

Maximize Economics of Business Model

Due to the scalability of our operations and the low fixed and variable costs inherent in our cost structure, We believe we will continue to experience high Pre-SAC Adjusted EBITDA margins as costs are spread over larger recurring revenue streams. In addition, we optimize the rate of return on investment by managing subscriber acquisition costs ("SAC"), or the costs of acquiring an account. Subscriber acquisition costs, whether capitalized or expensed, include the costs to acquire alarm monitoring contracts from our dealers, LiveWatch's equipment costs and certain sales and marketing costs. We believe our cash flows may also benefit from our continued efforts to increase subscriber retention rates and reduce response times, call duration and false alarms.  For a discussion of Adjusted EBITDA and Pre-SAC EBITDA, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations".

Grow Distribution Channels

We plan to expand AMA acquisitions by targeting new dealers from whom we expect to generate high quality customers. We believe that by providing dealers with a full range of services designed to assist them in all aspects of their business, including sales leads, sales training, technical training, comprehensive on‑line account access, detailed weekly account summaries, sales support materials and discounts on security system hardware purchased through our strategic alliances with security system manufacturers, it is able to attract and partner with dealers that will succeed in our existing dealer network. Additionally, we expect our recent focus on internal lead sourcing and lead sourcing driven by relationships with third parties to contribute to the growth of our dealer network. We will also continue to explore opportunities to leverage internally sourced leads, including through LiveWatch. We also consistently offer what we view as competitive rates for account acquisition. We believe these strategies support an entrepreneurial culture at the dealer level and allow us to capitalize on the considerable local market knowledge, goodwill and name recognition of our dealers.

For a description of the risks associated with the foregoing strategies, and with the Company's business in general, see "ITEM 1A. RISK FACTORS."

Industry; Competition

The security alarm industry is highly competitive and fragmented. Our competitors include two other major security alarm companies with nationwide coverage, numerous smaller providers with regional or local coverage and certain large multi-service organizations in the telecommunications or cable businesses. Our significant competitors for obtaining customer AMA's are:

•	The ADT Corporation ("ADT");

•	Vivint, Inc.;

•	Guardian Protection Services;

•	Vector Security, Inc.;

•	Comcast Corporation and

•	AT&T Inc.

On May 2, 2016 ADT announced the successful completion of a previously announced merger with Prime Security Services Borrow, LLC (with its subsidiaries, Protection One). Despite this merger, the security alarm industry has remained highly competitive and has not experienced any material change to market concentration. Competition in the security alarm industry is based primarily on reputation for quality of service, market visibility, services offered, price and the ability to identify and obtain customer accounts. Competition for customers has also increased in recent years with the emergence of DIY home security providers and other technology companies expanding into the security alarm industry. We believe we compete effectively with other national, regional and local alarm monitoring companies, including cable and telecommunications companies, due to our reputation for reliable monitoring, customer and technical services, the quality of our services, and our relatively lower cost structure. We believe the dynamics of the security alarm industry favor larger alarm monitoring companies with a nationwide focus that have greater resources and benefit from economies of scale in technology, advertising and other expenditures.

Some of these security alarm companies have also adopted, in whole or in part, a dealer program similar to us.  In these instances, we must also compete with these programs in recruiting dealers. We believe we compete effectively with other dealer programs due to the quality of our dealer support services and our competitive acquisition terms.  Our significant competitors for recruiting dealers are:

•	ADT;

•	Central Security Group, Inc.;

•	Guardian Protection Services, Inc. and

•	Vector Security, Inc.

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

Enhanced Call Verification has been implemented as standard policy by us.

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

For additional information on the regulatory framework in which we operate, please see "ITEM 1A. RISK FACTORS--Factors Relating to Regulatory Matters."

Employees

At December 31, 2016, we had over 1,370 full-time employees and over 80 part-time employees, all of which are located in the U.S.

(d)   Financial Information About Geographic Areas

We perform monitoring services for subscribers located in all 50 states, the District of Columbia, Puerto Rico, and Canada.

(e)   Available Information

All of our filings with the Securities and Exchange Commission (the “SEC”), including our Form 10-Ks, Form 10-Qs and Form 8-Ks, as well as amendments to such filings are available on our Internet website free of charge generally within 24 hours after we file such material with the SEC. Our website address is www.mymoni.com.

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

The acquisition of alarm monitoring contracts involves a number of risks, including the risk that the alarm monitoring contracts acquired may not be profitable due to higher than expected account attrition, lower than expected revenues from the alarm monitoring contracts or, when applicable, lower than expected recoveries from dealers. The cost incurred to acquire an alarm monitoring contract is affected by the monthly recurring revenue generated by the alarm monitoring contract, as well as several other factors, including the level of competition, prior experience with alarm monitoring contracts acquired from the dealer, the number of alarm monitoring contracts acquired, the subscriber's credit score and the type of security equipment used by the subscriber. To the extent that the servicing costs or the attrition rates are higher than expected or the revenues from the alarm monitoring contracts or, when applicable, the recoveries from dealers are lower than expected, our business and results of operations could be adversely affected.

Our customer generation strategies and the competitive market for customer accounts may affect our future profitability.

A significant element of our business strategy is the generation of new customer accounts through our dealer network, excluding accounts acquired in the LiveWatch Acquisition, which accounted for a substantial portion of our new customer accounts for the year ended December 31, 2016. Our future operating results will depend in large part on our ability to manage our generation strategies effectively. Although we currently generate accounts through hundreds of authorized dealers, a significant portion of our accounts originate from a smaller number of dealers. We experience loss of dealers from our dealer network due to various factors, such as dealers becoming inactive or discontinuing their alarm monitoring business and competition from other alarm monitoring companies. If we experience a loss of dealers representing a significant portion of our account generation engine or if we are unable to replace or recruit dealers in accordance with our business plans, our business, financial condition and results of operations could be materially and adversely affected.

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

Substantially all of our revenues are derived from the recurring monthly revenue due from subscribers under the alarm monitoring contracts. Therefore, we are dependent on the ability and willingness of subscribers to pay amounts due under the alarm monitoring contracts on a monthly basis in a timely manner. Although subscribers are contractually obligated to pay amounts due under an alarm monitoring contract and are generally prohibited from canceling the alarm monitoring contract for the initial term of the alarm monitoring contract (typically between three and five years), subscribers' payment obligations are unsecured, which could impair our ability to collect any unpaid amounts from our subscribers. To the extent payment defaults by subscribers under the alarm monitoring contracts are greater than anticipated, our business and results of operations could be materially and adversely affected.

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

A disruption to the main monitoring facility, the back-up monitoring facility and/or third party monitoring facility could affect our ability to provide alarm monitoring services to its subscribers. Our main monitoring facility holds UL listings as a protective signaling services station and maintains certain standards of building integrity, redundant computer and communications facilities and backup power, among other safeguards. However, no assurance can be given that our main monitoring facility will not be disrupted by a technical failure, including communication or hardware failures, catastrophic event or natural disaster, fire, weather, malicious acts or terrorism. Furthermore, no assurance can be given that our back-up or third party monitoring center will not be disrupted by the same or a simultaneous event or that it will be able to perform effectively in the event its main monitoring center is disrupted. Any such disruption, particularly one of a prolonged duration, could have a material adverse effect on our business.

We rely on third parties to transmit signals to our monitoring facilities and provide other services to our subscribers.

We rely on various third party telecommunications providers and signal processing centers to transmit and communicate signals to our monitoring facilities in a timely and consistent manner. These telecommunications providers and signal processing centers could fail to transmit or communicate these signals to the monitoring facility for many reasons, including due to disruptions from fire, natural disasters, weather, transmission interruption, malicious acts or terrorism. The failure of one or more of these telecommunications providers or signal processing centers to transmit and communicate signals to the monitoring facility in a timely manner could affect our ability to provide alarm monitoring, home automation and interactive services to our subscribers. We also rely on third party technology companies to provide home automation and interactive services to our subscribers, including video surveillance services. These technology companies could fail to provide these services consistently, or at all, which could result in our inability to meet customer demand and damage our reputation. There can be no assurance that third-party telecommunications providers, signal processing centers and other technology companies will continue to transmit, communicate signals to the monitoring facilities or provide home automation and interactive services to subscribers without disruption. Any such disruption, particularly one of a prolonged duration, could have a material adverse effect on our business. See also "Shifts in customer choice of, or telecommunications providers' support for, telecommunications services and equipment could adversely impact our business and require significant capital expenditures" below with respect to risks associated with changes in signal transmissions.

Our reputation as a service provider of high quality security offerings may be adversely affected by product defects or shortfalls in customer service.

Our business depends on our reputation and ability to maintain good relationships with our subscribers, dealers and local regulators, among others. Our reputation may be harmed either through product defects, such as the failure of one or more of our subscribers' alarm systems, or shortfalls in customer service. Subscribers generally judge our performance through their interactions with the staff at the monitoring and customer care centers, dealers and technicians who perform on-site maintenance services. Any failure to meet subscribers' expectations in such customer service areas could cause an increase in attrition rates or make it difficult to recruit new subscribers. Any harm to our reputation or subscriber relationships caused by the actions of our dealers, personnel or third party service providers or any other factors could have a material adverse effect on our business, financial condition and results of operations.

Privacy concerns, such as consumer identity theft and security breaches, could hurt our reputation and revenues.

As part of our operations, we collect a large amount of private information from our subscribers, including social security numbers, credit card information, images and voice recordings. Unauthorized parties may attempt to gain access to our systems or facilities by, among other things, hacking into our systems or facilities or those of our customers, partners or vendors. In addition, the techniques used to gain such access to our information technology systems, our data or customers' data, disable or degrade service, or sabotage systems are constantly evolving, may be difficult to detect quickly, and often are not recognized until launched against a target. If we were to experience a breach of our data security, it may put private information of our subscribers at risk of exposure. To the extent that any such exposure leads to credit card fraud or identity theft, we may experience a general decline in consumer confidence in our business, which may lead to an increase in attrition rates or may make it more difficult to attract new subscribers. If consumers become reluctant to use our services because of concerns over data privacy or credit card fraud, our ability to generate revenues would be impaired. In addition, if technology upgrades or other expenditures are required to prevent security breaches of our network, boost general consumer confidence in our business, or prevent credit card fraud and identity theft, we may be required to make unplanned capital expenditures or expend other resources. Any such loss of confidence in our business or additional capital expenditure requirement could have a material adverse effect on our business, financial condition and results of operations.

Shifts in customer choice of, or telecommunications providers' support for, telecommunications services and equipment could adversely impact our business and require significant capital expenditures.

Substantially all of our subscriber alarm systems use either cellular service or traditional land-line to communicate alarm signals from the subscribers’ locations to our monitoring facilities. The number of land-line customers has continued to decline as fewer new customers utilize land-lines and consumers give up their land-line and exclusively use cellular and IP communication technology in their homes and businesses. In addition, some telecommunications providers may discontinue land-line services in the future and cellular carriers may choose to discontinue certain cellular networks. As land-line and cellular network service is discontinued or disconnected, subscribers with alarm systems that communicate over these networks may need to have certain equipment in their security system replaced to maintain their monitoring service. The process of changing out this equipment will require us to subsidize the replacement of subscribers' outdated equipment and is likely to cause an increase in subscriber attrition. One of the nation's largest cellular carriers, AT&T, shut down its 2G cellular network in January 2017. During 2014, we implemented a program (the "Radio Conversion Program") to upgrade subscribers' alarm monitoring systems that communicate across the AT&T 2G network that was discontinued.  In connection with the Radio Conversion Program, we incurred costs of $18,422,000, $14,369,000 and $1,113,000 for the years ending December 31, 2016, 2015 and 2014, respectively. As of January 31, 2017, we had approximately 11,000 customers that had not been converted and therefore are no longer able to communicate with the central monitoring center. While we will continue to attempt to contact these customers many of them may not respond and may ultimately cancel their service. In the future, we may not be able to successfully implement new technologies or adapt existing technologies to changing market demands in the future. If we are unable to adapt timely to changing technologies, market conditions or customer preferences, its business, financial condition, results of operations and cash flows could be materially and adversely affected.

Our business is subject to technological innovation over time.

Our monitoring services depend upon the technology (both hardware and software) of security alarm systems located at subscribers' premises. We may be required to implement new technology both to attract and retain subscribers or in response to changes in land-line or cellular technology or other factors, which could require significant expenditures. In addition, the availability of any new features developed for use in our industry (whether developed by us or otherwise) can have a significant impact on a subscriber’s initial decision to choose us or our competitor’s products and a subscriber's decision to renew with us or switch to one of our competitors. To the extent our competitors have greater capital and other resources to dedicate to responding to technological innovation over time, the products and services offered by us may become less attractive to current or future subscribers thereby reducing demand for such products and services and increasing attrition over time. Those competitors that benefit from more capital being available to them may be at a particular advantage to us in this respect. If we are unable to adapt in response to changing technologies, market conditions or customer requirements in a timely manner, such inability could adversely affect our business by increasing our rate of subscriber attrition. We also face potential competition from improvements in self-monitoring systems, which enable current or future subscribers to monitor their home environments without third-party involvement, which could further increase attrition rates over time and hinder the acquisition of new alarm monitoring contracts.

The high level of competition in our industry could adversely affect our business.

The security alarm monitoring industry is highly competitive and fragmented. As of December 31, 2016, we were one of the largest alarm monitoring companies in the U.S. when measured by the total number of subscribers under contract. We face competition from other alarm monitoring companies, including companies that have more capital and that may offer higher prices and more favorable terms to dealers for alarm monitoring contracts or charge lower prices to customers for monitoring services. In addition, two of our larger competitors, ADT and Protection One, combined into a single company in a transaction that closed in May 2016. We also face competition from a significant number of small regional competitors that concentrate their capital and other resources in targeting local markets and forming new marketing channels that may displace the existing alarm system dealer channels for acquiring alarm monitoring contracts. Further, we are facing increasing competition from telecommunications, cable and technology companies who are expanding into alarm monitoring services and bundling their existing offerings with monitored security services. The existing access to and relationship with subscribers that these companies have could give them a substantial advantage over us, especially if they are able to offer subscribers a lower price by bundling these services. Any of these forms of competition could reduce the acquisition opportunities available to us, thus slowing our rate of growth, or requiring us to increase the price paid for subscriber accounts, thus reducing our return on investment and negatively impacting our revenues and results of operations.

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

If we engage in any acquisition, we will incur a variety of costs, and may never realize the anticipated benefits of the acquisition. If we undertake any acquisition, the process of operating such acquired business may result in unforeseen operating difficulties and expenditures, including the assumption of the liabilities and exposure to unforeseen liabilities of such acquired business and the possibility of litigation or other claims in connection with, or as a result of, such an acquisition, including claims from terminated employees, customers, former stockholders or other third parties. Moreover, we may fail to realize the anticipated benefits of any acquisition as rapidly as expected or at all, and we may experience increased attrition in our subscriber base and/or a loss of dealer relationships and difficulties integrating acquired businesses, technologies and personnel into our business or achieving anticipated operations efficiencies or cost savings. Future acquisitions could cause us to incur debt and expose us to liabilities. Further, we may incur significant expenditures and devote substantial management time and attention in anticipation of an acquisition that is never realized. Lastly, while we intend to implement appropriate controls and procedures as we integrate any acquired companies, we may not be able to certify as to the effectiveness of these companies' disclosure controls and procedures or internal control over financial reporting within the time periods required by U.S. federal securities laws and regulations.

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

In the ordinary course of business, from time to time, the Company and our subsidiaries are the subject of complaints or litigation from subscribers or inquiries from government officials, sometimes related to alleged violations of state or federal consumer protection statutes (including by our dealers), violations of "false alarm" ordinances or other regulations, negligent dealer installation or negligent service of alarm monitoring systems. We may also be subject to employee claims based on, among other things, alleged discrimination, harassment or wrongful termination claims. In addition to diverting management resources, adverse publicity resulting from such allegations may materially and adversely affect our reputation in the communities we service, regardless of whether such allegations are unfounded. Such adverse publicity could result in higher attrition rates and greater difficulty in attracting new subscribers on terms that are attractive to us or at all.

A loss of experienced employees could adversely affect us.

The success of the Company has been largely dependent upon the active participation of its officers and employees. The loss of the services of key members of our management for any reason may have a material adverse effect on our operations and the ability to maintain and grow our business. We depend on the managerial skills and expertise of our management and employees to provide customer service by, among other things, monitoring and responding to alarm signals, coordinating equipment repairs, administering billing and collections under the alarm monitoring contracts and administering and providing dealer services under the contract acquisition agreements. There is no assurance that we will be able to retain our current management and other experienced employees or replace them satisfactorily to the extent they leave our employ. As previously announced, Michael Meyers, Chief Financial Officer of the Company has announced his intention to retire from the Company by the end of 2017. Although a search is underway for Mr. Meyers' successor, no assurance can be given as to when a suitable replacement will be found. The loss of our experienced employees' services and expertise could materially and adversely affect our business.

The alarm monitoring business is subject to macroeconomic factors that may negatively impact our results of operations, including prolonged downturns in the economy.

The alarm monitoring business is dependent in part on national, regional and local economic conditions. In particular, where disposable income available for discretionary spending is reduced (such as by higher housing, energy, interest or other costs or where the actual or perceived wealth of customers has decreased because of circumstances such as lower residential real estate values, increased foreclosure rates, inflation, increased tax rates or other economic disruptions), the alarm monitoring business could experience increased attrition rates and reduced consumer demand. In periods of economic downturn, no assurance can be given that we will be able to continue acquiring quality alarm monitoring contracts or that we will not experience higher attrition rates. In addition, any deterioration in new construction and sales of existing single family homes could reduce opportunities to grow our subscriber accounts from the sales of new security systems and services and the take-over of existing security systems that had previously been monitored by our competitors. If there are prolonged durations of general economic downturn, our results of operations and subscriber account growth could be materially and adversely affected.

Adverse economic conditions in states where our subscribers are more heavily concentrated may negatively impact our results of operations.

Even as economic conditions may improve in the United States as a whole, this improvement may not occur or further deterioration may occur in the regions where our subscribers are more heavily concentrated such as, Texas, California, Arizona, and Florida which comprise approximately 39% of our subscribers. Although we have a geographically diverse subscriber base, adverse conditions in one or more states where our business is more heavily concentrated could have a significant adverse effect on our business, financial condition and results of operations.

If the insurance industry were to change its practice of providing incentives to homeowners for the use of alarm monitoring services, we may experience a reduction in new customer growth or an increase in our subscriber attrition rate.

It has been common practice in the insurance industry to provide a reduction in rates for policies written on homes that have monitored alarm systems. There can be no assurance that insurance companies will continue to offer these rate reductions. If these incentives were reduced or eliminated, new homeowners who otherwise may not feel the need for alarm monitoring services would be removed from our potential customer pool, which could hinder the growth of our business, and existing subscribers may choose to disconnect or not renew their service contracts, which could increase our attrition rates. In either case our results of operations and growth prospects could be adversely affected.

We may pursue business opportunities that diverge from our current business model, which may cause our business to suffer.

We may pursue business opportunities that diverge from our current business model, including expanding our products or service offerings, investing in new and unproven technologies, adding customer acquisition channels (including, for example, increased direct marketing efforts) and forming new alliances with companies to market we service. We can offer no assurance that any such business opportunities will prove to be successful. Among other negative effects, our pursuit of such business opportunities could cause our cost of investment in new customers to grow at a faster rate than our recurring revenue. Additionally, any new alliances or customer acquisition channels could have higher cost structures than our current arrangements, which could reduce operating margins and require more working capital. In the event that working capital requirements exceed operating cash flow, we might be required to draw on our Credit Facility or pursue other external financing, which may not be readily available. Any of these factors could materially and adversely affect our business, financial condition, results of operations and cash flows.

Third party claims with respect to our intellectual property, if decided against us, may result in competing uses of our intellectual property or require the adoption of new, non-infringing intellectual property.

We have received and may continue to receive notices claiming we committed intellectual property infringement, misappropriation or other intellectual property violations and third parties have claimed, and may, in the future, claim that we do not own or have rights to use all intellectual property rights used in the conduct of our business. While we do not believe that any of the currently outstanding claims are material, there can be no assurance that third parties will not assert future infringement claims against us or claim that our rights to our intellectual property are invalid or unenforceable, and we cannot guarantee that these claims will be unsuccessful. Any claims involving rights to use the "MONI" mark or the "LiveWatch" mark could have a material adverse effect on our business if such claims were decided against us and we were precluded from using or licensing the "MONI" mark or the "LiveWatch" mark or others were allowed to use such mark. If we were required to adopt a new name, it would entail marketing costs in connection with building up recognition and goodwill in such new name. In the event that we were enjoined from using any of our other intellectual property, there would be costs associated with the replacement of such intellectual property with developed, acquired or licensed intellectual property. There would also be costs associated with the defense and settlement of any infringement or misappropriation allegations and any damages that may be awarded.

Factors Relating to Our Indebtedness

We have a substantial amount of indebtedness and the costs of servicing that debt may materially affect our business.

We have a significant amount of indebtedness.  As of December 31, 2016, we had principal indebtedness of $1,142,050,000 related to term loans maturing in September 2022 and a revolving credit facility maturing in September 2021, both under our

Credit Facility, as well as a $585,000,000 of 9.125% senior notes (the "Senior Notes") due April 2020. At December 31, 2016, we also had outstanding a 12.5% intercompany promissory note of $12,000,000 due to Ascent Capital in October 2020. That substantial indebtedness, combined with our other financial obligations and contractual commitments, could have important consequences to us.  For example, it could:

•
make it more difficult for us to satisfy our obligations with respect to our existing and future indebtedness, and any failure to comply with the obligations under any of the agreements governing our indebtedness could result in an event of default under such agreements;

•
require us to dedicate a substantial portion of any cash flow from operations (which also constitutes substantially all of our cash flow) to the payment of interest and principal due under our indebtedness, which will reduce funds available to fund future subscriber account acquisitions, working capital, capital expenditures and other general corporate requirements;

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

The agreements governing our indebtedness restrict our ability to, among other things:

•	incur additional indebtedness;

•	make certain dividends or distributions with respect to any of our capital stock;

•	make certain loans and investments;

•	create liens;

•	enter into transactions with affiliates, including Ascent Capital;

•	restrict subsidiary distributions;

•	dissolve, merge or consolidate;

•	make capital expenditures in excess of certain annual limits;

•	transfer, sell or dispose of assets;

•	enter into or acquire certain types of alarm monitoring contracts;

•	make certain amendments to our organizational documents;

•	make changes in the nature of our business;

•	enter into certain burdensome agreements;

•	make accounting changes;

•	use proceeds of loans to purchase or carry margin stock; and

•	prepay our senior unsecured notes.

In addition, we also must comply with certain financial covenants under the Credit Facility that require us to maintain a consolidated total leverage ratio (as defined in the Credit Facility) of not more than 5.25 to 1.00, a consolidated interest coverage ratio (as defined in the Credit Facility) of not less than 2.00 to 1.00, each of which is calculated quarterly on a trailing twelve-month basis. In addition, the revolving portion of the Credit Facility requires us to maintain a consolidated senior secured Eligible RMR leverage ratio (as defined in the Credit Facility) of no more than 31.0 to 1.00 and a consolidated senior secured RMR leverage ratio (as defined in the Credit Facility) of no more than 31.5 to 1.00, each calculated quarterly on a trailing twelve-month basis. If we cannot comply with any of these financial covenants, or if any of our subsidiaries fails to comply with the restrictions contained in the Credit Facility, such failure could lead to an event of default and we may not be able to make additional drawdowns under the revolving portion of the Credit Facility, which would limit our ability to manage our working capital requirements. In addition, failure to comply with the financial covenants or restrictions contained in the Credit Facility could lead to an event of default, which could result in the acceleration of a substantial amount of our indebtedness.

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

Our business, operations and dealers are subject to various U.S. federal, state and local consumer protection laws, licensing regulation and other laws and regulations, and, to a lesser extent, similar Canadian laws and regulations. While there are no U.S. federal laws that directly regulate the security alarm monitoring industry, our advertising and sales practices and that of our dealer network are subject to regulation by the U.S. Federal Trade Commission (the "FTC") in addition to state consumer protection laws. The FTC and the Federal Communications Commission have issued regulations that place restrictions on, among other things, unsolicited automated telephone calls to residential and wireless telephone subscribers by means of automatic telephone dialing systems and the use of prerecorded or artificial voice messages. If the company (through our direct marketing efforts) or our dealers were to take actions in violation of these regulations, such as telemarketing to individuals on the "Do Not Call" registry, we could be subject to fines, penalties, private actions or enforcement actions by government regulators. We have been named, and may be named in the future, as a defendant in litigation arising from alleged violations of the Telephone Consumer Protection Act (the "TCPA"). While we endeavor to comply with the TCPA, no assurance can be given that we will not be exposed to liability as a result of our or our dealers' direct marketing efforts. In addition, although we have taken steps to insulate our company from any such wrongful conduct by our dealers, and to require our dealers to comply with these laws and regulations, no assurance can be given that we will not be exposed to liability as result of our dealers' conduct. If the Company or any such dealers do not comply with applicable laws, we may be exposed to increased liability and penalties. Further, to the extent that any changes in law or regulation further restrict the lead generation activity of the Company or our dealers, these restrictions could result in a material reduction in subscriber acquisition opportunities, reducing the growth prospects of our business and adversely affecting our financial condition and future cash flows. In addition, most states in which we operate have licensing laws directed specifically toward the monitored security services industry. Our business relies heavily upon wireline and cellular telephone service to communicate signals. Wireline and cellular telephone companies are currently regulated by both federal and state governments. Changes in laws or regulations could require us to change the way we operate, which could increase costs or otherwise disrupt operations. In addition, failure to comply with any such applicable laws or regulations could result in substantial fines or revocation of our operating permits and licenses, including in geographic areas where our services have substantial penetration, which could adversely affect our business and financial condition. Further, if these laws and regulations were to change or we failed to comply with such laws and regulations as they exist today or in the future, our business, financial condition and results of operations could be materially and adversely affected.

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

"False Alarm" ordinances could adversely affect our business and operations.

Significant concern has arisen in certain municipalities about the high incidence of false alarms. In some localities, this concern has resulted in local ordinances or policies that restrict police response to third-party monitored burglar alarms. In addition, an increasing number of local governmental authorities have considered or adopted various measures aimed at reducing the number of false alarms; measures include alarm fines to us and/or our customers, limits on number of police responses allowed, and requiring certain alarm conditions to exist before a response is granted.  In extreme situations, authorities may not respond to an alarm unless a verified problem exists.

Enactment of these measures could adversely affect our future operations and business. Alarm monitoring companies operating in areas impacted by government alarm ordinances may choose to hire third-party guard firms to respond to an alarm. If we need to hire third-party guard firms, it could have a material adverse effect on our business through either increased servicing costs, which could negatively affect the ability to properly fund our ongoing operations, or increased costs to our customers, which may limit our ability to attract new customers or increase our subscriber attrition rates. In addition, the perception that police departments will not respond to monitored burglar alarms may reduce customer satisfaction or customer demand for an alarm monitoring service.  Although we currently have less than 65,000 subscribers in areas covered by these ordinances or policies, a more widespread adoption of policies of this nature could adversely effect our business.

Factors Related to Our Structure and Our Parent's Corporate History

Goodwill and other identifiable intangible assets represent a significant portion of our total assets, and we may never realize the full value of our intangible assets.

As of December 31, 2016, we had goodwill of $563,549,000, which represents approximately 27.7% of total assets. Goodwill was recorded in connection with the MONI, Security Networks, and LiveWatch acquisitions. The Company accounts for its goodwill pursuant to the provisions of Financial Standards Accounting Board ("FASB") Accounting Standards Codification ("ASC"), Topic 350, Intangibles-Goodwill and Other ("FASB ASC Topic 350"). In accordance with FASB ASC Topic 350, goodwill is tested for impairment annually or when events or changes in circumstances occur that would, more likely than not, reduce the fair value of an asset below its carrying value, resulting in an impairment. Impairments may result from, among other things, deterioration in financial and operational performance, declines in Ascent Capital's stock price, increased attrition, adverse market conditions, adverse changes in applicable laws and/or regulations, deterioration of general macroeconomic conditions, fluctuations in foreign exchange rates, increased competitive markets in which we operate in, declining financial performance over a sustained period, changes in key personnel and/or strategy, and a variety of other factors.

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

Our parent, Ascent Capital, may have substantial indemnification obligations under a tax sharing agreement it entered into in connection with the 2008 spin-off of Ascent Capital from Discovery Holding Company ("DHC"), a subsidiary of Discovery Communications, Inc., (the "2008 spin-off") and, under the terms of this agreement, we may be responsible for any such obligations.

Pursuant to Ascent Capital's tax sharing agreement with DHC, Ascent Capital has agreed to be responsible for all taxes attributable to Ascent Capital or any of its subsidiaries, whether accruing before, on or after the 2008 spin-off (subject to specified exceptions). Ascent Capital has also agreed to be responsible for and indemnify DHC with respect to (i) certain taxes attributable to DHC or any of its subsidiaries (other than Discovery Communications, LLC) and (ii) all taxes arising as a result of the 2008 spin-off (subject to specified exceptions). Ascent Capital’s indemnification obligations under the tax sharing agreement are not limited in amount or subject to any cap and could be substantial. Pursuant to the reorganization agreement we entered into with DHC in connection with the 2008 spin-off, we assumed certain indemnification obligations designed to make our company financially responsible for substantially all non-tax liabilities that may exist relating to the business of Ascent Capital's former subsidiary, Ascent Media Group, LLC. whether incurred prior to or after the 2008 spin-off, as well as certain obligations of DHC. Any indemnification payments under the tax sharing agreement or the reorganization agreement could be substantial.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

MONI leases approximately 165,000 square feet in Farmers Branch, Texas to house its executive offices, monitoring and certain call centers, sales and marketing and data retention functions.  MONI also leases approximately 16,000 square feet of office space in Dallas, Texas that supports its monitoring operations and back up facility.

LiveWatch leases approximately 11,000 square feet of office space in St Marys, Kansas to house its main operations and fulfillment center and 6,800 square feet of office space in Manhattan, Kansas to house sales office functions. Additionally, LiveWatch leases approximately 6,700 square feet of office space in Evanston, Illinois for general administrative and sales office functions.

ITEM 3.  LEGAL PROCEEDINGS

From time to time, the Company is involved in litigation and similar claims incidental to the conduct of its business.  Although no assurances can be given, in the opinion of management, none of the pending actions is likely to have a material adverse impact on the Company's financial position or results of operations, either individually or in the aggregate.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Pursuant to the MONI Acquisition, the Company deauthorized all shares of Class A and Class B common stock upon its merger with Merger Sub on December 17, 2010. The Company has one thousand shares of common stock issued and outstanding to Ascent Capital as of December 31, 2010.  There have been no changes to the common stock issued and outstanding since the MONI Acquisition.

We paid dividends to Ascent Capital in the amount of $5,000,000 and $2,000,000 for the years December 31, 2016 and 2014, respectively. No dividends were paid during the year ended December 31, 2015. From time to time we may provide dividends to Ascent Capital as permitted in our Credit Facility.

ITEM 6. SELECTED FINANCIAL DATA

The balance sheet data as of December 31, 2016 and 2015 and the statements of operations data for the years ended December 31, 2016, 2015, and 2014, all of which are set forth below, are derived from the accompanying consolidated financial statements and notes included elsewhere in this Annual Report and should be read in conjunction with those financial statements and the notes thereto. The balance sheet data as of December 31, 2014, 2013 and 2012 and the statements of operations data for the years ended December 31, 2013 and 2012 shown below were derived from previously issued financial statements.

Summary Balance Sheet Data	As of December 31,
(Amounts in thousands):	2016	2015	2014	2013	2012
Current assets	$26,406	26,147	23,326	23,733	30,561
Property and Equipment, net	$28,270	26,654	23,280	24,561	20,559
Subscriber accounts, net	$1,386,760	1,423,538	1,373,630	1,340,954	987,975
Total assets	$2,033,717	2,070,267	1,997,162	1,985,674	1,420,720
Current liabilities	$87,171	82,715	84,565	86,831	60,747
Long-term debt	$1,687,778	1,739,147	1,619,624	1,572,305	1,080,836
Stockholder's equity	$214,945	201,065	257,566	292,660	258,924

Summary Statement of Operations Data	Fiscal Year Ended December 31,
(Amounts in thousands):	2016	2015	2014	2013	2012
Net revenue	$570,372	563,356	539,449	451,033	344,953
Operating income (loss)	$67,649	63,725	93,490	82,539	66,167
Net income (loss)	$(76,307)	(72,448)	(29,717)	(16,687)	(16,776)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying consolidated financial statements and the notes thereto included elsewhere herein.

Overview

We provide security alarm monitoring and related services to residential and business subscribers throughout the U.S. and parts of Canada.  We monitor signals arising from burglaries, fires, medical alerts and other events through security systems at subscribers' premises. We also provide interactive and home automation services to our subscribers.  Nearly all of our revenues are derived from monthly recurring revenues under security alarm monitoring contracts acquired through our exclusive nationwide network of independent dealers or through LiveWatch

Attrition

Account cancellation, otherwise referred to as subscriber attrition, has a direct impact on the number of subscribers that we service and on our financial results, including revenues, operating income and cash flow.  A portion of the subscriber base can be expected to cancel its service every year. Subscribers may choose not to renew or terminate their contract for a variety of reasons, including relocation, cost and switching to a competitor's service.  The largest category of canceled accounts relate to subscriber relocation or the inability to contact the subscriber.  We define our attrition rate as the number of canceled accounts in a given period divided by the weighted average of number of subscribers for that period.  We consider an account canceled if payment from the subscriber is deemed uncollectible or if the subscriber cancels for various reasons.  If a subscriber relocates but continues its service, this is not a cancellation.  If the subscriber relocates, discontinues its service and a new subscriber takes over the original subscriber’s service continuing the revenue stream, this is also not a cancellation.  We adjust the number of canceled accounts by excluding those that are contractually guaranteed by our dealers.  The typical dealer contract provides that if a subscriber cancels in the first year of its contract, the dealer must either replace the canceled account with a new one or refund to us the cost paid to acquire the contract. To help ensure the dealer's obligation to us, we typically maintain a dealer funded holdback reserve ranging from 5-8% of subscriber accounts in the guarantee period.  In some cases, the amount of the holdback liability is less than actual attrition experience.

The table below presents subscriber data for the twelve months ended December 31, 2016 and 2015:

	Twelve Months Ended December 31,
	2016		2015
Beginning balance of accounts	1,089,535		1,058,962
Accounts acquired	125,292		188,941
Accounts canceled	(148,878)		(147,923)
Canceled accounts guaranteed by dealer and other adjustments (a)	(19,158)	(b)	(10,445)
Ending balance of accounts	1,046,791		1,089,535
Monthly weighted average accounts	1,069,901		1,086,071
Attrition rate Unit	13.9%		13.6%
Attrition rate RMR (c)	12.2%		13.4%

(a)	Includes canceled accounts that are contractually guaranteed to be refunded from holdback.

(b)	Includes an estimated 12,177 accounts included in our Radio Conversion Program that canceled in excess of their expected attrition.

(c)
The recurring monthly revenue ("RMR") of canceled accounts follows the same definition as subscriber unit attrition as noted above. RMR attrition is defined as the RMR of canceled accounts in a given period, adjusted for the impact of price increases or decreases in that period, divided by the weighted average of RMR for that period.

The unit attrition rate for the twelve months ended December 31, 2016 and 2015 was 13.9% and 13.6%, respectively. Contributing to the increase in attrition was the number of subscriber accounts with 5-year contracts reaching the end of their initial contract term in the period, as well as, our more aggressive price increase strategy. Overall attrition reflects the impact of the Pinnacle Security bulk buys, where we purchased approximately 113,000 accounts from Pinnacle Security in 2012 and 2013 which are now experiencing normal end-of-term attrition. The attrition rate without the Pinnacle Security accounts (core attrition) as of December 31, 2016 and 2015 is 13.4% and 12.7%, respectively. RMR attrition for the twelve months ended December 31, 2016 declined to 12.2% from 13.4% for the year ended 2015 reflecting price increases to existing customers and higher RMR for new customers.

We analyze our attrition by classifying accounts into annual pools based on the year of acquisition.  We then track the number of accounts that cancel as a percentage of the initial number of accounts acquired for each pool for each year subsequent to its acquisition.  Based on the average cancellation rate across the pools, our attrition rate is very low within the initial 12 month period after considering the accounts which were replaced or refunded by the dealers at no additional cost to us. Over the next few years of the subscriber account life, the number of subscribers that cancel as a percentage of the initial number of subscribers in that pool gradually increases and historically has peaked following the end of the initial contract term, which is typically three to five years.  The peak following the end of the initial contract term is primarily a result of subscribers that moved, no longer had need for the service or switched to a competitor.  Subsequent to the peak following the end of the initial contract term, the number of subscribers that cancel as a percentage of the initial number of subscribers in that pool declines.

Accounts Acquired

During the three months ended December 31, 2016 and 2015, we acquired 26,227 and 37,349 subscriber accounts, respectively.

During the twelve months ended December 31, 2016 and 2015, we acquired 125,292 and 157,022 subscriber accounts, respectively, excluding the 31,919 accounts acquired from the LiveWatch Acquisition in February 2015.  Acquired contracts for the years ended December 31, 2016 and 2015 also include approximately 8,600 and 2,000 accounts, respectively, purchased in various bulk buys throughout the periods.

RMR acquired during the three and twelve months ended December 31, 2016 was approximately $1,231,000 and $5,835,000, respectively. RMR acquired during the three and twelve months ended December 31, 2015 was approximately $1,720,000 and $7,279,000, respectively, excluding $909,000 of RMR acquired from the LiveWatch Acquisition in February 2015.

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

	Year Ended December 31,
	2016	2015	2014
Net revenue (a)	$570,372	563,356	539,449
Cost of services	115,236	110,246	93,600
Selling, general, and administrative, including stock-based compensation	114,152	106,287	87,943
Amortization of subscriber accounts, dealer network and other intangible assets	246,753	258,668	253,403
Interest expense	127,308	125,415	119,607
Income tax expense from continuing operations	7,148	6,290	3,600
Net loss	(76,307)	(72,448)	(29,717)

Adjusted EBITDA (b)	$344,848	354,807	362,227
Adjusted EBITDA as a percentage of Revenue	60.5%	63.0%	67.1%

Pre-SAC Adjusted EBITDA (c)	$366,481	369,083	362,227
Pre-SAC Adjusted EBITDA as a percentage of Pre-SAC net revenue (d)	64.8%	66.0%	67.1%

(a)        Net revenue for the year ended December 31, 2015 reflects the negative impact of $359,000 of fair value adjustments that reduced deferred revenue acquired in the LiveWatch Acquisition.
(b)          See reconciliation to net loss below.
(c)          See reconciliation of Adjusted EBITDA to Pre-SAC Adjusted EBITDA below.
(d)          Presented below is the reconciliation of Net revenue to Pre-SAC net revenue (amounts in thousands):

	Year ended December 31,
	2016	2015	2014
Net revenue, as reported	$570,372	563,356	539,449
LiveWatch revenue related to SAC	(4,493)	(4,022)	—
Pre-SAC net revenue	$565,879	559,334	539,449

Net Revenue.  Revenue increased $7,016,000, or 1.2%, for the year ended December 31, 2016 as compared to the corresponding prior year.  The increase in net revenue is attributable to an increase in average RMR per subscriber, as well as, the inclusion of a full first quarter's impact of LiveWatch revenue.  Average RMR per subscriber increased from $41.92 as of December 31, 2015 to $43.10 as of December 31, 2016 and was the result of price increases enacted throughout the year as well as an increase in average RMR per new subscriber acquired.  These increases were partially offset by a decrease in the monthly weighted average number of accounts from 2015 to 2016.

Revenue increased $23,907,000, or 4.4%, for the year ended December 31, 2015 as compared to the corresponding prior year. The increase in net revenue is attributable to the growth in the number of subscriber accounts and the increase in average RMR per subscriber. The growth in subscriber accounts reflects the acquisition of over 157,000 accounts through the MONI and LiveWatch subscriber channels, as well as 31,919 accounts from the LiveWatch Acquisition in February 2015. In addition, average monthly revenue per subscriber increased from $41.64 as of December 31, 2014 to $41.92 as of December 31, 2015. Excluding accounts acquired through the LiveWatch Acquisition, which had an average monthly revenue per subscriber of $28.46, our average monthly revenue per subscriber increased from $41.64 to $42.33 for the period ending December 31, 2015. Net revenue for the year ended December 31, 2015 also reflects the negative impact of a $359,000 fair value adjustment that reduced deferred revenue acquired in the LiveWatch Acquisition.

Cost of Services.  Cost of services increased $4,990,000 or 4.5%, for the year ended December 31, 2016 as compared to the corresponding prior year.  The increase is primarily attributable to increased field service costs due to a higher volume of retention jobs being completed and an increase in subscriber acquisition costs incurred at LiveWatch, related to increased account production and the inclusion of a full first quarter of production. Furthermore, cost of services increased due to more subscribers being monitored across the cellular network, including home automation accounts. LiveWatch's subscriber acquisition costs include expensed equipment costs associated with new subscribers of $8,928,000 for the year ended December 31, 2016, compared to $7,058,000 for the year ended December 31, 2015. Cost of services as a percent of net revenue increased from 19.6% for the year ended December 31, 2015 to 20.2% for the year ended December 31, 2016.

Costs of services increased $16,646,000, or 17.8%, for the year ended December 31, 2015 as compared to the corresponding prior year. The increase is attributable to the inclusion of LiveWatch, which expensed equipment costs associated with the creation of new subscribers of $7,058,000. The increase is also attributable to the growth in the number of accounts being monitored across the cellular network, including home automation accounts, and service costs to upgrade existing subscribers' equipment. Cost of services as a percent of net revenue increased from 17.4% for the year ended December 31, 2014 to 19.6% for the year ended December 31, 2015.

Selling, General and Administrative.  Selling, general and administrative expense (“SG&A”) increased $7,865,000, or 7.4%, for the year ended December 31, 2016 as compared to the corresponding prior year.  The increases are primarily attributable to subscriber acquisition costs incurred at LiveWatch from increased account production and the inclusion of a full first quarter of production, as well as increased salaries, wages and benefits costs and $2,991,000 of rebranding expense at MONI. LiveWatch's subscriber acquisition costs, which includes marketing and sales costs related to the creation of new subscribers, was $17,198,000 and $11,240,000 for the years ended December 31, 2016 and 2015. These increases were partially offset by a fourth quarter gain on the revaluation of a dealer liability related to the Security Networks Acquisition of $7,160,000. SG&A as a percent of net revenue increased from 18.9% for the year ended December 31, 2015 to 20.0% for the year ended December 31, 2016.

SG&A expense increased $18,344,000, or 20.9%, for the year ended December 31, 2015 as compared to the corresponding prior year.  The primary driver of the increase in SG&A is attributable to $11,240,000 of LiveWatch marketing and sales expense related to the creation of new subscribers. LiveWatch SG&A also includes $3,930,000 of contingent bonuses payable to LiveWatch's key members of management in accordance with the employment agreements entered into in connection with th LiveWatch Acquisition. Other increases in SG&A are one-time costs incurred by the Company of $946,000 related to professional services rendered in connection with the LiveWatch Acquisition and $720,000 costs incurred to relocate our headquarters in July 2015. These increases are partially offset by decreases in our staffing and operating costs incurred at its headquarters as a result of the Security Networks' integration being completed in April 2014. SG&A for the year ended December 31, 2014 also includes $2,182,000 of incremental costs incurred in connection with Security Networks integration. SG&A as a percent of net revenue increased from 16.3% for the year ended December 31, 2014 to 18.9% for the year ended December 31, 2015.

Amortization of Subscriber Accounts, Dealer Network and Other Intangible Assets.  Amortization of subscriber accounts, dealer network and other intangible assets decreased $11,915,000 for the year ended December 31, 2016 and increased $5,265,000 for the year ended December 31, 2015, respectively, as compared to the corresponding prior years.  The decrease in 2016 is attributable to the timing of amortization of subscriber accounts acquired prior to December 31, 2015 which have a lower rate of amortization in 2016 and are not offset by amortization on 2016 subscriber accounts due to decreased purchases occurring in 2016. The increase in 2015 is attributable to the timing and amortization impact of account purchases in 2015 as compared to account purchases in 2014.

Interest Expense.  Interest expense increased $1,893,000 and $5,808,000 for the years ended December 31, 2016 and 2015, respectively, as compared to the corresponding prior years.  The increase in interest expense is attributable to increases in the Company's consolidated debt balance related to the amendment of its Credit Facility term loans in February and April 2015 and September 2016. Additionally, Amendment No. 6 to the Existing Credit Agreement increased the applicable margin interest rates, which contributed to increased interest expense in the fourth quarter of 2016. The increase includes the impact of the amortization of the debt discount and deferred financing costs related to the Company's outstanding debt. Amortization of debt discount and deferred debt costs included in interest expense for the years ended December 31, 2016, 2015 and 2014 was $6,936,000, $6,506,000 and $5,485,000, respectively.  These increases were offset by decreased interest expense on the Ascent intercompany loan, as Ascent Capital effectively retired $88,000,000 of the loan through a capital contribution in February of 2016.

Income Tax Expense.  For the year ended December 31, 2016, we had a pre-tax loss of $69,159,000 and income tax expense of $7,148,000.  For the year ended December 31, 2015, we had a pre-tax loss of $66,158,000 and income tax expense of $6,290,000.  For the year ended December 31, 2014, we had a pre-tax loss of $26,117,000 and income tax expense of $3,600,000.  Income tax expense for the year ended December 31, 2016, is attributable to the Company's state tax expense and the deferred tax impact from amortization of deductible goodwill attributable to the Security Networks and LiveWatch acquisitions. Income tax expense from continuing operations for the years ended December 31, 2015 and 2014 is primarily attributable to the Company's state tax expense and the deferred tax impact from amortization of deductible goodwill attributable to the Security Networks Acquisition.

Net loss. For the year ended December 31, 2016, net loss increased to $76,307,000 from $72,448,000 for the year ended December 31, 2015. The increase in net loss is attributable to increase in costs incurred under the Company's Radio Conversion Program, increased equipment, sales and marketing costs incurred by LiveWatch related to the acquisition of new subscribers and increases in debt refinance expenses related to the size and cost of the 2016 Credit Facility refinancing as compared to the 2015 refinancings.

For the year ended December 31, 2015, net loss increased to $72,448,000 from $29,717,000 for the year end December 31, 2014. The increase in net loss is attributable to a $13,256,000 increase in costs incurred under the Company's Radio Conversion Program, the negative impact of subscriber acquisition costs as a result of LiveWatch's direct-to-consumer model, increased interest costs and refinancing costs of $4,468,000 related to the April 2015 amendment to the Company's Credit Facility.

Adjusted EBITDA. The following table provides a reconciliation of net loss to Pre-SAC Adjusted EBITDA (amounts in thousands):

	Year Ended December 31,
	2016	2015	2014
Net loss	$(76,307)	(72,448)	(29,717)
Amortization of subscriber accounts, dealer network and other intangible assets	246,753	258,668	253,403
Depreciation	8,160	10,066	9,019
Stock-based compensation	2,598	2,271	2,068
One-time severance expense (a)	730	112	—
Restructuring charges	—	—	952
Radio Conversion Program costs	18,422	14,369	1,113
Security Networks Integration costs	—	—	2,182
LiveWatch acquisition related costs	—	946	—
LiveWatch acquisition contingent bonus charges	3,944	3,930	—
Headquarters relocation costs	—	720	—
Rebranding marketing program	2,991	—	—
Software implementation/integration	511	—	—
Cost reduction initiative	250	—	—
Refinancing expense	9,500	4,468	—
Gain on revaluation of Security Networks Acquisition dealer liabilities	(7,160)	—	—
Interest expense	127,308	125,415	119,607
Income tax expense	7,148	6,290	3,600
Adjusted EBITDA	344,848	354,807	362,227
Gross subscriber acquisition cost expenses	26,126	18,298	—
Revenue associated with subscriber acquisition cost	(4,493)	(4,022)	—
Pre-SAC Adjusted EBITDA	$366,481	369,083	362,227

(a)         Severance expense related to a reduction in headcount event and transitioning executive leadership

Adjusted EBITDA decreased $9,959,000, or 2.8%, for the year ended December 31, 2016 and $7,420,000, or 2.0%, for the year ended December 31, 2015, as compared to the corresponding prior years.  The decreases are primarily driven by LiveWatch's subscriber acquisition costs that LiveWatch incurs to create its customers through its direct-to-consumer business model. As

LiveWatch creates more subscribers, Adjusted EBITDA will be negatively impacted. LiveWatch's subscriber acquisition costs were $21,633,000 and $14,276,000 for the years ended December 31, 2016 and 2015, respectively.

Pre-SAC Adjusted EBITDA decreased $2,602,000, or 0.7%, for the year ended December 31, 2016 and increased $6,856,000, or 1.9%, for the year ended December 31, 2015 as compared to the corresponding prior years.

Liquidity and Capital Resources

At December 31, 2016, we had $3,177,000 of cash and cash equivalents. We may use a portion of these assets to decrease debt obligations, or fund potential strategic acquisitions or investment opportunities. Our primary source of funds is our cash flows from operating activities, which are generated from alarm monitoring and related service revenues.  During the years ended December 31, 2016, 2015 and 2014, our cash flow from operating activities was $190,527,000, $209,162,000 and $234,282,000, respectively.  The primary driver of our cash flow from operating activities is Adjusted EBITDA.  Fluctuations in our Adjusted EBITDA and the components of that measure are discussed in "Results of Operations" above.  In addition, our cash flow from operating activities may be significantly impacted by changes in working capital.

During the years ended December 31, 2016, 2015 and 2014, we used cash of $201,381,000, $266,558,000 and $268,160,000, respectively, to fund subscriber account acquisitions, net of holdback and guarantee obligations.  In addition, during the years ended December 31, 2016, 2015 and 2014, we used cash of $9,178,000, $12,422,000 and $7,769,000, respectively, to fund our capital expenditures.

In 2015, we paid cash of $56,778,000 for the acquisition of LiveWatch, net of the transfer of $3,988,000 to LiveWatch upon the closing date to fund LiveWatch employees' transaction bonuses and LiveWatch cash on hand of $784,000. The LiveWatch Acquisition was funded by borrowings from our expanded Credit Facility revolver as well as cash contributions from Ascent Capital.

On February 29, 2016, the Board of Directors of Ascent Capital approved the contribution to the stated capital of the Company of $88,000,000 of the $100,000,000 outstanding principal amount under the Ascent Intercompany Loan. The remaining $12,000,000 principal amount is reflected on the Amended and Restated Promissory Note, which is due on October 1, 2020 and bears interest at a rate equal to 12.5% per annum, payable semi-annually in cash in arrears.

In considering our liquidity requirements for 2017, we evaluated our known future commitments and obligations.  We will require the availability of funds to finance our strategy to grow through the acquisition of subscriber accounts.  We considered the expected cash flow, as this business is the driver of our operating cash flows, as well as the borrowing capacity of our Credit Facility revolver, under which we could borrow an additional $250,200,000 as of December 31, 2016.  Based on this analysis, we expect that cash on hand, cash flow generated from operations and borrowings under the our Credit Facility will provide sufficient liquidity, given our anticipated current and future requirements.

The existing long-term debt at December 31, 2016 includes the principal balance of $1,739,050,000 under our Senior Notes, the Ascent Intercompany Loan, our Credit Facility, and our Credit Facility revolver.  The Senior Notes have an outstanding principal balance of $585,000,000 as of December 31, 2016.  The Ascent Intercompany Loan had an outstanding principal balance of $12,000,000 as of December 31, 2016. The Credit Facility term loans have an outstanding principal balance of $1,097,250,000 as of December 31, 2016 and require principal payments of $2,750,000 per quarter and the remaining amount becoming due September 30, 2022. The Credit Facility revolver has an outstanding balance of $44,800,000 as of December 31, 2016 and becomes due on September 30, 2021.

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

Contractual Obligations

Information concerning the amount and timing of required payments under our contractual obligations at December 31, 2016 is summarized below (amounts in thousands):

	Payments Due by Period
	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years	Total
Operating leases	$3,748	6,690	5,646	25,466	41,550
Long-term debt (a)	11,000	22,000	663,800	1,042,250	1,739,050
Other (b)	14,026	220	502	4,516	19,264
Total contractual obligations	$28,774	28,910	669,948	1,072,232	1,799,864

(a)         Amounts reflect principal amounts owed and therefore exclude net unamortized discount and deferred debt costs of $40,272,000.  Amounts also exclude interest payments which are based on variable interest rates.

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

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

Valuation of Subscriber Accounts

Subscriber accounts, which totaled $1,386,760,000 net of accumulated amortization, at December 31, 2016, relate primarily to the cost of acquiring portfolios of monitoring service contracts from independent dealers.  The subscriber accounts acquired in business combinations were recorded at fair value under the acquisition method of accounting.  Subscriber accounts not acquired as part of a business combination are recorded at cost.  All direct and incremental costs, including bonus incentives related to account activation at LiveWatch, associated with the creation of subscriber accounts, including new subscriber contracts obtained in connection with a subscriber move, are capitalized.

The costs of subscriber accounts acquired in the MONI, Security Networks and LiveWatch acquisitions, as well as certain accounts acquired in bulk purchases, are amortized using the 14-year 235% declining balance method.  The costs of all other subscriber accounts are amortized using the 15-year 220% declining balance method, beginning in the month following the date of acquisition.  The amortization methods were selected to provide an approximate matching of the amortization of the subscriber accounts intangible asset to estimated future subscriber revenues based on the projected lives of individual subscriber contracts.  The realizable value and remaining useful lives of these assets could be impacted by changes in subscriber attrition rates, which could have an adverse effect on our earnings.

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

Valuation of Trade Receivables

We must make estimates of the collectability of our trade receivables.  We perform extensive credit evaluations on the portfolios of subscriber accounts prior to acquisition and require no collateral on the accounts that are acquired.  We establish an allowance for doubtful accounts for estimated losses resulting from the inability of subscribers to make required payments.  Factors such as historical-loss experience, recoveries and economic conditions are considered in determining the sufficiency of the allowance to cover potential losses.  Our trade receivables balance was $13,869,000, net of allowance for doubtful accounts of $3,043,000, as of December 31, 2016.  As of December 31, 2015, our trade receivables balance was $13,622,000, net of allowance for doubtful accounts of $2,762,000.

Valuation of Deferred Tax Assets

In accordance with FASB ASC Topic 740, Income Taxes, we review the nature of each component of our deferred income taxes for the ability to realize the future tax benefits.  As part of this review, we rely on the objective evidence of our current performance and the subjective evidence of estimates of our forecast of future operations.  Our estimates of realizability are subject to a high degree of judgment since they include such forecasts of future operations.  After consideration of all available positive and negative evidence and estimates, we have determined that it is more likely than not that we will not realize the tax benefits associated with our United States deferred tax assets and certain foreign deferred tax assets, and as such, we have a valuation allowance which totaled $96,003,000 and $65,429,000 as of December 31, 2016 and 2015, respectively.

Valuation of Goodwill

As of December 31, 2016, we had goodwill of $563,549,000, which represents approximately 27.7% of total assets.  Goodwill was recorded in connection with the MONI, Security Networks and LiveWatch acquisitions.  The Company accounts for its goodwill pursuant to the provisions of FASB ASC Topic 350, Intangibles — Goodwill and Other.  In accordance with FASB ASC Topic 350, goodwill is not amortized, but rather tested for impairment at least annually.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of December 31, 2016, we have variable interest rate debt with principal amounts of $1,142,050,000 in the aggregate.  As a result, we have exposure to changes in interest rates related to these debt obligations.  We use derivative financial instruments to manage the exposure related to the movement in interest rates.  As of December 31, 2016, we have eight outstanding derivatives with a net liability fair value of $8,427,000.  The derivatives are designated as hedges and were entered into with the intention of reducing the risk associated with variable interest rates on the debt obligations.  We do not use derivative financial instruments for trading purposes.

Tabular Presentation of Interest Rate Risk

The table below provides information about our debt obligations and derivative financial instruments that are sensitive to changes in interest rates. Interest rate swaps are presented at fair value and by maturity date. Debt amounts represent principal payments by maturity date.

	As of December 31, 2016
Year of Maturity	Fixed Rate Derivative Instruments, net (a)	Variable Rate Debt	Fixed Rate Debt	Total
	Amounts in thousands
2017	$—	11,000	—	11,000
2018	5,855	11,000	—	16,855
2019	—	11,000	—	11,000
2020	—	11,000	597,000	608,000
2021	—	55,800	—	55,800
Thereafter	2,572	1,042,250	—	1,044,822
Total	$8,427	1,142,050	597,000	1,747,477

(a)        The derivative financial instruments reflected in this column include eight interest rate swaps.  The terms of the Company’s outstanding swap derivative instruments as of December 31, 2016 are as follows:

Notional	Effective Date	Maturity Date	Fixed Rate Paid	Variable Rate Received
$523,875,000	March 28, 2013	March 23, 2018	1.884%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor (a)
138,837,500	March 28, 2013	March 23, 2018	1.384%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor (a)
108,542,713	September 30, 2013	March 23, 2018	1.959%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor
108,542,713	September 30, 2013	March 23, 2018	1.850%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor
191,475,002	March 23, 2018	April 9, 2022	3.110%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor (a)
250,000,000	March 23, 2018	April 9, 2022	3.110%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor (a)
50,000,000	March 23, 2018	April 9, 2022	2.504%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor
377,000,000	March 23, 2018	September 30, 2022	1.833%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor

(a)
On March 25, 2013 and September 30, 2016, the Company negotiated amendments to the terms of these interest rate swap agreements (the "Existing Swap Agreements," as amended, the "Amended Swaps"). The Amended Swaps are held with the same counterparties as the Existing Swap Agreements. Upon entering into the Amended Swaps, the Company simultaneously dedesignated the Existing Swap Agreements and redesignated the Amended Swaps as cash flow hedges for the underlying change in the swap terms. The amounts previously recognized in Accumulated other comprehensive loss relating to the dedesignation are recognized in Interest expense over the remaining life of the Amended Swaps.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements are filed under this Item, beginning on page 35.  The financial statement schedules required by Regulation S-X are filed under Item 15 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chairman, chief executive officer and chief financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of December 31, 2016 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

We implemented a change in internal control over financial reporting during the quarter ended December 31, 2016 related to the review of a contingent liability. This change was implemented to remediate a material weakness in the Company's risk assessment process, which led to an ineffectively designed management review control over the re-measurement of the contingent liability. This material weakness which arose in prior periods and was identified in the quarter ended December 31, 2016 resulted in a measurement error that, while not material to our consolidated financial statements, could have accumulated to a material misstatement. The Company has remediated the material weakness by enhancing its risk assessment process and the design of the management review control over the periodic re-measurement of the contingent liability. This material weakness did not have a pervasive effect on internal control over financial reporting, as it was limited to the measurement of this liability and its impact on our consolidated balance sheets and statements of operations and comprehensive income (loss).

There have been no other changes in the Company’s internal control over financial reporting identified during the three months ended December 31, 2016 that has materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

MONI's management is responsible for establishing and maintaining adequate internal control over the Company's financial reporting. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements and related disclosures in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the consolidated financial statements and related disclosures in accordance with generally accepted accounting principles; (3) provide reasonable assurance that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (4) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the consolidated financial statements and related disclosures.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

The Company assessed the design and effectiveness of internal control over financial reporting as of December 31, 2016.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework (2013).

Based upon our assessment using the criteria contained in COSO, management has concluded that, as of December 31, 2016, MONI's internal control over financial reporting is designed and operating effectively.

The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by KPMG LLP, the independent registered public accounting firm that audited our financial statements.  Their report appears on the next page of this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION

None.

Report of Independent Registered Public Accounting Firm

The Board of Directors
Monitronics International, Inc.

We have audited Monitronics International Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Monitronics International Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Monitronics International Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Monitronics International Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income (loss), cash flows and stockholder’s equity for each of the years in the three‑year period ended December 31, 2016, and our report dated March 10, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Dallas, Texas
March 10, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors
Monitronics International, Inc.:

We have audited the accompanying consolidated balance sheets of Monitronics International, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income (loss), cash flows and stockholder’s equity for each of the years in the three‑year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Monitronics International, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 2 to the consolidated financial statements, Monitronics International, Inc. has changed its method of accounting for several aspects of accounting for employee share-based payment transactions, including accounting for income taxes, forfeitures, and statutory tax withholding requirements as well as classification of certain elements in the statement of cash flows, in the three-year period ended December 31, 2016, due to the adoption of Financial Accounting Standard Board Accounting Standards Update 2016-19, Compensation-Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Monitronics International Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 10, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Dallas, Texas
March 10, 2017

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
Amounts in thousands, except share amounts

	As of December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$3,177	$2,580
Restricted cash	—	55
Trade receivables, net of allowance for doubtful accounts of $3,043 in 2016 and $2,762 in 2015	13,869	13,622
Prepaid and other current assets	9,360	9,890
Total current assets	26,406	26,147
Property and equipment, net of accumulated depreciation of $28,825 in 2016 and $27,057 in 2015	28,270	26,654
Subscriber accounts, net of accumulated amortization of $1,212,468 in 2016 and $975,795 in 2015	1,386,760	1,423,538
Dealer network and other intangible assets, net of accumulated amortization of $32,976 in 2016 and $73,578 in 2015	16,824	26,654
Goodwill	563,549	563,549
Other assets, net	11,908	3,725
Total assets	$2,033,717	$2,070,267
Liabilities and Stockholder's Equity
Current liabilities:
Accounts payable	$11,461	$8,621
Accrued payroll and related liabilities	4,068	3,479
Other accrued liabilities	31,579	32,522
Deferred revenue	15,147	16,207
Holdback liability	13,916	16,386
Current portion of long-term debt	11,000	5,500
Total current liabilities	87,171	82,715
Non-current liabilities:
Long-term debt	1,687,778	1,739,147
Long-term holdback liability	2,645	3,786
Derivative financial instruments	16,948	13,470
Deferred income tax liability, net	17,330	13,191
Other liabilities	6,900	16,893
Total liabilities	1,818,772	1,869,202
Commitments and contingencies
Stockholder's equity:
Common stock, $.01 par value. 1,000 shares authorized, issued and outstanding both at December 31, 2016 and December 31, 2015	—	—
Additional paid-in capital	446,826	361,228
Accumulated deficit	(222,924)	(146,617)
Accumulated other comprehensive income (loss)	(8,957)	(13,546)
Total stockholder's equity	214,945	201,065
Total liabilities and stockholder's equity	$2,033,717	$2,070,267

See accompanying notes to consolidated financial statements.

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income (Loss)
Amounts in thousands

	Year Ended December 31,
	2016	2015	2014
Net revenue	$570,372	563,356	539,449
Operating expenses:
Cost of services	115,236	110,246	93,600
Selling, general, and administrative, including stock-based compensation	114,152	106,287	87,943
Radio conversion costs	18,422	14,369	1,113
Amortization of subscriber accounts, dealer network and other intangible assets	246,753	258,668	253,403
Depreciation	8,160	10,066	9,019
Restructuring charges	—	—	952
Gain on disposal of operating assets, net	—	(5)	(71)
	502,723	499,631	445,959
Operating income	67,649	63,725	93,490
Other expense, net:
Interest expense	127,308	125,415	119,607
Refinancing expense	9,500	4,468	—
	136,808	129,883	119,607
Loss before income taxes	(69,159)	(66,158)	(26,117)
Income tax expense	7,148	6,290	3,600
Net loss	(76,307)	(72,448)	(29,717)
Other comprehensive income (loss):
Unrealized gain (loss) on derivative contracts, net	4,589	(8,741)	(4,879)
Total other comprehensive income (loss), net of tax	4,589	(8,741)	(4,879)
Comprehensive loss	$(71,718)	(81,189)	(34,596)

See accompanying notes to consolidated financial statements.

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Amounts in thousands

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net loss	$(76,307)	(72,448)	(29,717)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of subscriber accounts, dealer network and other intangible assets	246,753	258,668	253,403
Depreciation	8,160	10,066	9,019
Stock-based compensation	2,598	2,271	2,068
Deferred income tax expense	4,140	3,986	74
Gain on disposal of operating assets, net	—	(5)	(71)
Amortization of debt discount and deferred debt costs	6,936	6,506	5,485
Bad debt expense	10,785	9,735	8,149
Refinancing expense	9,500	4,468	—
Other non-cash activity, net	(4,595)	4,715	(183)
Changes in assets and liabilities:
Trade receivables	(11,032)	(9,378)	(8,926)
Prepaid expenses and other assets	446	(4,115)	(1,306)
Subscriber accounts - deferred contract costs	(2,947)	(1,773)	—
Payables and other liabilities	(3,910)	(3,534)	(3,713)
Net cash provided by operating activities	190,527	209,162	234,282
Cash flows from investing activities:
Capital expenditures	(9,178)	(12,422)	(7,769)
Cost of subscriber accounts acquired	(201,381)	(266,558)	(268,160)
Cash paid for acquisition, net of cash acquired	—	(56,778)	—
Increase in restricted cash	55	(37)	22
Proceeds from disposal of operating assets	—	5	241
Other investing activities	—	—	(436)
Net cash used in investing activities	(210,504)	(335,790)	(276,102)
Cash flows from financing activities:
Proceeds from long-term debt	1,280,700	778,000	169,000
Payments on long-term debt	(1,238,059)	(666,640)	(127,166)
Payments of financing costs	(16,946)	(6,477)	—
Value of shares withheld for share-based compensation	(121)	(318)	(416)
Contribution from Ascent Capital	—	22,690	—
Dividend to Ascent Capital	(5,000)	—	(2,000)
Net cash provided by financing activities	20,574	127,255	39,418
Net increase (decrease) in cash and cash equivalents	597	627	(2,402)
Cash and cash equivalents at beginning of period	2,580	1,953	4,355
Cash and cash equivalents at end of period	$3,177	2,580	1,953

Supplemental cash flow information:
State taxes paid	$2,645	3,245	2,734
Interest paid	123,763	117,840	111,409
Cash remaining to be paid for property and equipment	558	1,214	548

See accompanying notes to consolidated financial statements.

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholder's Equity
Amounts in thousands, except share amounts

	Common Stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholder's equity
	Shares	Amount
Balance at December 31, 2013	1,000	—	337,038	74	(44,452)	292,660
Net loss	—	—	—	—	(29,717)	(29,717)
Other comprehensive loss	—	—	—	(4,879)	—	(4,879)
Dividends paid to Ascent Capital	—	—	(2,000)	—	—	(2,000)
Stock-based compensation	—	—	1,918	—	—	1,918
Value of shares withheld for tax liability	—	—	(416)	—	—	(416)
Balance at December 31, 2014	1,000	—	336,540	(4,805)	(74,169)	257,566
Net loss	—	—	—	—	(72,448)	(72,448)
Other comprehensive loss	—	—	—	(8,741)	—	(8,741)
Contributions from Ascent Capital	—	—	22,690	—	—	22,690
Stock-based compensation	—	—	2,316	—	—	2,316
Value of Shares held for tax liability	—	—	(318)	—	—	(318)
Balance at December 31, 2015	1,000	$—	$361,228	$(13,546)	$(146,617)	$201,065
Net loss	—	—	—	—	(76,307)	(76,307)
Other comprehensive loss	—	—	—	4,589	—	4,589
Contributions from Ascent Capital	—	—	88,000	—	—	88,000
Dividends paid to Ascent Capital	—	—	(5,000)	—	—	(5,000)
Stock-based compensation	—	—	2,719	—	—	2,719
Value of Shares held for tax liability	—	—	(121)	—	—	(121)
Balance at December 31, 2016	1,000	$—	$446,826	$(8,957)	$(222,924)	$214,945

See accompanying notes to consolidated financial statements.

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(1)    Basis of Presentation

Monitronics International, Inc. and subsidiaries (the "Company" or "MONI") provide security alarm monitoring and related services to residential and business subscribers throughout the United States and parts of Canada. The Company monitors signals arising from burglaries, fires, medical alerts, and other events through security systems installed by independent dealers at subscribers' premises.

On December 17, 2010, Ascent Capital Group, Inc. ("Ascent Capital") acquired 100% of the outstanding capital stock of the Company through the merger of Mono Lake Merger Sub, Inc. ("Merger Sub"), a direct wholly owned subsidiary of Ascent Capital established to consummate the merger, with and into the Company, with the Company as the surviving corporation in the merger (the "MONI Acquisition"). On August 16, 2013, MONI acquired all of the equity interests of Security Networks LLC ("Security Networks”) and certain affiliated entities (the "Security Networks Acquisition"). On February 23, 2015, MONI acquired LiveWatch Security, LLC ("LiveWatch"), a Do-It-Yourself home security firm, offering professionally monitored security services through a direct-to-consumer sales channel (the "LiveWatch Acquisition").

The consolidated financial statements contained in this Annual Report have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for all periods presented.

The Company has reclassed certain prior periods amounts to conform to the current period's presentation including the adoption of Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") 2016-09, Compensation--Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. See note 2 Summary of Significant Accounting Policies for the changes in the presentation of those items.

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

Trade Receivables

Trade receivables consist primarily of amounts due from customers for recurring monthly monitoring services over a wide geographical base.  The Company performs extensive credit evaluations on the portfolios of subscriber accounts prior to acquisition and requires no collateral on the accounts that are acquired.  The Company has established an allowance for doubtful accounts for estimated losses resulting from the inability of subscribers to make required payments.  Factors such as historical-loss experience, recoveries and economic conditions are considered in determining the sufficiency of the allowance to cover potential losses.  The allowance for doubtful accounts as of December 31, 2016 and 2015 was $3,043,000 and $2,762,000, respectively.

A summary of activity in the allowance for doubtful accounts is as follows (amounts in thousands):

	Balance Beginning of Year	Charged to Expense	Write-Offs and Other	Balance End of Year
2016	$2,762	10,785	(10,504)	3,043
2015	$2,120	9,735	(9,093)	2,762
2014	$1,937	8,149	(7,966)	2,120

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

Fair Value of Financial Instruments

Fair values of cash equivalents, current accounts receivable and current accounts payable approximate the carrying amounts because of their short-term nature.  The Company's debt instruments are recorded at amortized cost on the consolidated balance sheet.  See note 10, Fair Value Measurements, for further fair value information on the Company’s debt instruments.

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

Subscriber Accounts

Subscriber accounts primarily relate to the cost of acquiring monitoring service contracts from independent dealers.  The subscriber accounts acquired in the MONI, Security Networks and the LiveWatch acquisitions were recorded at fair value under the acquisition method of accounting.  All other acquired subscriber accounts are recorded at cost.  All direct and incremental costs, including bonus incentives related to account activation at LiveWatch, associated with the creation of subscriber accounts, including new subscriber contracts obtained in connection with a subscriber move, are capitalized.

The costs of subscriber accounts acquired in the MONI, Security Networks and LiveWatch acquisitions, as well as certain accounts acquired in bulk purchases, are amortized using the 14-year 235% declining balance method.  The costs of all other subscriber accounts are amortized using the 15-year 220% declining balance method, beginning in the month following the date of acquisition.  The amortization methods were selected to provide an approximate matching of the amortization of the subscriber accounts intangible asset to estimated future subscriber revenues based on the projected lives of individual subscriber contracts.  Amortization of subscriber accounts was $236,673,000, $238,800,000 and $233,327,000 for the fiscal years ended December 31, 2016, 2015 and 2014, respectively.

Based on subscriber accounts held at December 31, 2016, estimated amortization of subscriber accounts in the succeeding five fiscal years ending December 31 is as follows (amounts in thousands):

2017	$215,369
2018	$181,708
2019	$153,417
2020	$134,817
2021	$120,391

The Company reviews the subscriber accounts for impairment or a change in amortization method at each reporting period. For purposes of recognition and measurement of an impairment loss, the Company views subscriber accounts as a single pool because of the assets' homogeneous characteristics, and the pool of subscriber accounts is the lowest level for which identifiable cash flows are largely independent of the cash flows of the other assets and liabilities.

Dealer Network and Other Intangible Assets

Dealer network is an intangible asset that relates to the dealer relationships that were acquired as part of the Security Networks Acquisition.  Other intangible assets consist of non-compete agreements signed by the seller of Security Networks and certain key Security Networks executives.  These intangible assets are amortized on a straight-line basis over their estimated useful lives of 5 years. The LiveWatch trade mark asset is amortized over 10 years. Amortization of dealer network and other intangible assets was $9,830,000, $19,501,000 and $19,780,000 for the fiscal years ended December 31, 2016, 2015 and 2014, respectively.

The Company reviews the dealer network and other intangible assets for impairment or a change in amortization method at each reporting period.

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

Income Taxes

The Company accounts for income taxes under FASB ASC Topic 740, Income Taxes ("FASB ASC Topic 740"), which prescribes an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's consolidated financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than proposed changes in the tax law or rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

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

Share-Based Compensation

The Company adopted ASU 2016-09, Compensation--Stock Compensation (Topic 718): Improvements to Employee Share Based Accounting ("ASU 2016-09"). ASU 2016-09 simplifies several aspects of accounting for employee share-based payment transactions, including accounting for income taxes, forfeitures, and statutory tax withholding requirements as well as classification of certain elements in the statement of cash flows. The adoption of ASU 2016-09 resulted in the tax effected amount of excess tax benefits of $443,000 as of December 31, 2015 (associated with the exercise of non-qualified stock options and vesting of restricted stock awards from the Company's incentive plans), that did not reduce current income taxes payable in the year deducted, being recognized as net operating loss deferred income taxes, fully offset by an increase in the valuation allowance as of December 31, 2015. The adoption of ASU 2016-09 also resulted in an increase in Net cash provided by operating activities of $318,000 and $416,000 and a decrease in Net Cash provided by financing activities $318,000 and $416,000 for the for the years ended December 31, 2015 and 2014, respectively. These amounts represent reclassifications of the value of shares withheld on vesting of certain stock awards by the Company to settle payroll tax liabilities from an operating cash flow to a financing cash flow.

The Company accounts for share-based awards pursuant to FASB ASC Topic 718, Compensation — Stock Compensation ("FASB ASC Topic 718"), which requires companies to measure the cost of employee services received in exchange for an award of equity instruments (such as stock options and restricted stock) based on the grant-date fair value of the award, and to recognize that cost over the period during which the employee is required to provide service (usually the vesting period of the award). Forfeitures of awards are recognized as they occur.

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

Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions and judgments that affect the reported amounts of revenue and expenses for each reporting period.  The significant estimates made in preparation of the Company’s consolidated financial statements primarily relate to valuation of goodwill, other intangible assets, long-lived assets, deferred tax assets, convertible debt arrangements, derivative financial instruments, and the amount of the allowance for doubtful accounts. These estimates are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts them when facts and circumstances change. As the effects of future events cannot be determined with any certainty, actual results could differ from the estimates upon which the carrying values were based.

(3)    Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Under the update, revenue will be recognized based on a five-step model. The core principle of the model is that revenue will be recognized when the transfer of promised goods or services to customers is made in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In the third quarter of 2015, the FASB deferred the effective date of the standard to annual and interim periods beginning after December 15, 2017. In March and April 2016, the FASB issued amendments to provide clarification on assessment of collectability criteria, presentation of sales taxes and measurement of non-cash consideration. In addition, the amendment provided clarification and included simplification to transaction guidance on contract modifications and completed contracts at transaction. In December 2016, the FASB issued amendments to provide clarification on codification and guidance application. The standard allows the option of either a full retrospective adoption, meaning the standard is applied to all periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period. The Company is in the process of assessing revenue recognition policies across each type of its contracts and evaluating the impact of the adoption ASU 2014-09 on its Consolidated Financial Statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 requires the lessee to recognize assets and liabilities for leases with lease terms of more than twelve months. For leases with a term of twelve months or less, the Company is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. Further, the lease requires a finance lease to recognize both an interest expense and an amortization of the associated expense. Operating leases generally recognize the associated expense on a straight line basis. ASU 2016-02 requires the Company to adopt the standard using a modified retrospective approach and becomes effective on January 1, 2019. The Company is currently evaluating the impact that ASU 2016-02 will have on its financial position, results of operations and cash flows.

In January 2017, the FASB issued ASU 2017-04, Intangibles--Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). Currently, the fair value of the reporting unit is compared with the carrying value of the reporting unit (identified as "Step 1"). If the fair value of the reporting unit is lower than its carrying amount then, the implied fair value of goodwill is calculated. If the implied fair value of goodwill is lower than the carrying value of goodwill an impairment is recognized (identified as "Step 2"). ASU 2017-04 eliminates Step 2 from the impairment test; therefore, a goodwill impairment will be recognized as the difference of the fair value and the carrying value. ASU 2017-04 becomes effective on January 1, 2020 with early adoption permitted. The Company is currently evaluating the impact that ASU 2017-04 will have on its financial position, results of operations and cash flows.

(4)    Acquisitions

The Company accounts for business combinations utilizing the acquisition method in accordance with FASB ASC Topic 805, Business Combinations. Under the acquisition method of accounting, the fair value of the consideration transferred has been allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimates of fair value.

LiveWatch Acquisition

On February 23, 2015 (the "Closing Date"), the Company acquired LiveWatch for a purchase price of approximately $61,550,000 (the "LiveWatch Purchase Price"). The LiveWatch Purchase Price included approximately $3,988,000 of cash transferred directly to LiveWatch to fund transaction bonuses payable to LiveWatch employees as of the Closing Date. The LiveWatch acquisition was funded by borrowings from the Company's revolving credit facility, as well as cash contributions from Ascent Capital. Goodwill in the amount of $36,047,000 was recognized in connection with the LiveWatch Acquisition and all of the goodwill is estimated to be deductible for tax purposes.

In connection with the LiveWatch Acquisition, we entered into employment agreements with certain key members of the LiveWatch management team which provide for retention bonuses of $5,400,000 (the "LiveWatch Retention Bonuses") to be paid on the second anniversary of the Closing Date, and performance based bonus arrangements payable on the fourth anniversary of the Close Date (the "LiveWatch Performance Bonuses"). The LiveWatch Performance Bonuses are estimated to yield an aggregate payout of approximately $6,200,000. The LiveWatch Retention Bonuses and LiveWatch Performance Bonuses (together, the "LiveWatch Acquisition Contingent Bonuses") are contingent upon the continued employment of the key members of the LiveWatch management team. As such, the LiveWatch Acquisition Contingent Bonuses are expensed ratably over the service period based on the estimated value of the payouts.

The effect of the LiveWatch Acquisition was not material to the Company's consolidated results for the periods presented and, accordingly, proforma financial disclosures have not been presented.

(5)    Property and Equipment

Property and equipment consist of the following (amounts in thousands):

	As of December 31,
	2016	2015
Property and equipment, net:
Buildings and leasehold improvements	$1,404	$1,222
Machinery and equipment	55,691	52,489
	57,095	53,711
Accumulated depreciation	(28,825)	(27,057)
	$28,270	26,654

Depreciation expense for property and equipment was $8,160,000, $10,066,000 and $9,019,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

(6)    Goodwill

The following table provides the activity and balances of goodwill (amounts in thousands):

Balance at December 31, 2014	$527,502
LiveWatch Acquisition	36,047
Balance at December 31, 2015	563,549
Period activity	—
Balance at December 31, 2016	$563,549

The Company accounts for its goodwill pursuant to the provisions of FASB ASC Topic 350, Intangibles - Goodwill and Other("FASB ASC Topic 350"). In accordance with FASB ASC Topic 350, goodwill is not amortized, but rather tested for impairment annually or if an event occurs, or circumstances change, that indicate the fair value of the entity may be below its carrying amount (a "triggering event"). In connection with the Company's annual goodwill impairment assessment, which is performed in the fourth quarter using October 31 balances, the estimated fair value for each of the Company's reporting units exceeded the carrying amount of the underlying assets, thus no impairment was indicated.

(7)          Other Accrued Liabilities

Other accrued liabilities consisted of the following (amounts in thousands):

	December 31, 2016	December 31, 2015
Interest payable	$14,588	$18,226
Income taxes payable	2,947	2,603
Legal accrual	271	145
LiveWatch acquisition retention bonus	4,990	—
Other	8,783	11,548
Total Other accrued liabilities	$31,579	$32,522

(8)          Long-Term Debt

Long-term debt consisted of the following (amounts in thousands):

	December 31, 2016	December 31, 2015
9.125% Senior Notes due April 1, 2020 with an effective rate of 9.4%	$578,078	$576,241
Promissory Note to Ascent Capital due October 1, 2020 with an effective rate of 12.5% (a)	12,000	100,000
Term loan, matures September 30, 2022, LIBOR plus 5.5% subject to a LIBOR floor of 1.00% with an effective rate of 7.2%	1,066,130	—
$295 million revolving credit facility, matures September 30, 2021, LIBOR plus 4.00% subject to a LIBOR floor of 1.00% with an effective rate of 5.3%	42,570	—
Term loan, mature March 23, 2018, LIBOR plus 3.25%, subject to a LIBOR floor of 1.00% with an effective rate of 5.0%	—	394,938
Term loan, mature April 9, 2022, LIBOR plus 3.5%, subject to a LIBOR floor of 1.00% with an effective interest rate of 5.1%	—	542,420
$315 million revolving credit facility, matures December 22, 2017, LIBOR plus 3.75%, subject to a LIBOR floor of 1.00% with an effective rate of 6.7%	—	131,048
	1,698,778	1,744,647
Less current portion of long-term debt	(11,000)	(5,500)
Long-term debt	$1,687,778	$1,739,147

(a)     The effective rate was 9.868% until February 29, 2016.

Senior Notes

The senior notes total $585,000,000 in principal, mature on April 1, 2020 and bear interest at 9.125% per annum (the "Senior Notes"). Interest payments are due semi-annually on April 1 and October 1 of each year. The Senior Notes are guaranteed by all of the Company's existing domestic subsidiaries. Ascent Capital has not guaranteed any of the Company's obligations under the Senior Notes. As of December 31, 2016, the senior notes had deferred financing costs, net of accumulated amortization of $6,922,000.

The Senior Notes are guaranteed by all of the Company's existing domestic subsidiaries.  See note 18, Consolidating Guarantor Financial Information for further information.

Ascent Intercompany Loan

On February 29, 2016, the Company retired the existing intercompany loan with an outstanding principal amount of $100,000,000 and executed and delivered a Promissory Note to Ascent Capital in a principal amount of $12,000,000 (the "Ascent Intercompany Loan"), with the $88,000,000 remaining principal being treated as a capital contribution. The entire principal amount under the Ascent Intercompany Loan is due on October 1, 2020. The Company may prepay any portion of the balance of the Ascent Intercompany Loan at any time from time to time without fee, premium or penalty (subject to certain financial covenants associated with the Company’s other indebtedness). Any unpaid balance of the Ascent Intercompany Loan bears interest at a rate equal to 12.5% per annum, payable semi-annually in cash in arrears on January 12 and July 12 of each year. Borrowings under the Ascent Intercompany Loan constitute unsecured obligations of the Company and are not guaranteed by any of the Company’s subsidiaries.

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

As a result of the refinancing, the Company accelerated amortization of certain deferred financing costs and debt discounts related to the extinguished term loans, and expensed certain other refinancing costs. The components of the refinancing expense is reflected below (amounts in thousands):

Twelve Months Ended December 31, 2016
Accelerated amortization of deferred financing costs	$4,160
Accelerated amortization of debt discount	3,416
Other refinancing costs	1,924
Total refinancing expense	$9,500

As of December 31, 2016, the Credit Facility term loan has a principal amount of $1,097,250,000 maturing on September 30, 2022. The term loan requires quarterly interest payments and quarterly principal payments of $2,750,000. The term loan bears interest at LIBOR plus 5.5%, subject to a LIBOR floor of 1.0%. The Credit Facility revolver has a principal amount outstanding of $44,800,000 as of December 31, 2016 and matures on September 30, 2021. The Credit Facility revolver bears interest at LIBOR plus 4.0%, subject to a LIBOR floor of 1.0%. There is a commitment fee of 0.5% on unused portions of the Credit Facility revolver. As of December 31, 2016, $250,200,000 is available for borrowing under the Credit Facility revolver.

At any time after the occurrence of an event of default under the Credit Facility, the lenders may, among other options, declare any amounts outstanding under the Credit Facility immediately due and payable and terminate any commitment to make further loans under the Credit Facility. In addition, failure to comply with restrictions contained in the Senior Notes could lead to an event of default under the Credit Facility. The Credit Facility is secured by a pledge of all of the outstanding stock of MONI and all of its existing subsidiaries and is guaranteed by all of our existing domestic subsidiaries. Ascent Capital has not guaranteed any of our obligations under the Credit Facility,

In order to reduce the financial risk related to changes in interest rates associated with the floating rate term loans under the Credit Facility term loans, MONI has entered into interest rate swap agreements with terms similar to the Credit Facility term loans (all outstanding interest rate swap agreements are collectively referred to as the "Swaps"). The Swaps have been designated as effective hedges of the Company’s variable rate debt and qualify for hedge accounting. As a result of these interest rate swaps, MONI's current effective weighted average interest rate on the borrowings under the Credit Facility term loans is 7.15%. See note 9, Derivatives, for further disclosures related to these derivative instruments.

The terms of the Senior Notes and the Credit Facility provide for certain financial and nonfinancial covenants.  As of December 31, 2016, the Company was in compliance with all required covenants.

Principal payments scheduled to be made on the Company’s debt obligations are as follows (amounts in thousands):

2017	$11,000
2018	11,000
2019	11,000
2020	608,000
2021	55,800
Thereafter	1,042,250
Total principal payments	1,739,050
Less:
Unamortized discounts, premium and deferred debt costs, net	40,272
Total debt on consolidated balance sheet	$1,698,778

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

At December 31, 2016, derivative financial instruments included one interest rate swap with a fair value of $8,521,000 that constituted an asset of the Company and seven interest rate swaps with an aggregate fair value of $16,948,000, that constituted a liability to the Company.  At December 31, 2015, there were seven interest rate swaps with an aggregate fair value of $13,470,000 that constituted a liability to the Company.  The Swaps are included in Other assets, net and Derivative financial instruments on the consolidated balance sheets. As of December 31, 2016 and 2015 no amounts were offset for certain derivatives' fair value that were recognized under a master netting agreement with the same counterparty.

The objective of the swap derivative instruments was to reduce the risk associated with the Company's term loan variable interest rates.  In effect, the swap derivative instruments convert variable interest rates into fixed interest rates on the Company’s term loan borrowings.

All of the Swaps are designated and qualify as cash flow hedging instruments, with the effective portion of the Swaps' change in fair value recorded in accumulated other comprehensive income (loss).  Any ineffective portions of the Swaps' change in fair value are recognized in current earnings in interest expense.  Changes in the fair value of the Swaps recognized in accumulated other comprehensive income (loss) are reclassified to interest expense when the hedged interest payments on the underlying debt are recognized.  Amounts in accumulated other comprehensive income (loss) expected to be recognized in Interest expense in the coming 12 months total approximately $5,521,000.

The Swaps' outstanding notional balance as of December 31, 2016 and terms are noted below:

Notional	Effective Date	Maturity Date	Fixed Rate Paid	Variable Rate Received
$523,875,000	March 28, 2013	March 23, 2018	1.884%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor (a)
138,837,500	March 28, 2013	March 23, 2018	1.384%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor (a)
108,542,713	September 30, 2013	March 23, 2018	1.959%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor
108,542,713	September 30, 2013	March 23, 2018	1.850%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor
191,475,002	March 23, 2018	April 9, 2022	3.110%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor (a)
250,000,000	March 23, 2018	April 9, 2022	3.110%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor (a)
50,000,000	March 23, 2018	April 9, 2022	2.504%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor
377,000,000	March 23, 2018	September 30, 2022	1.833%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor

(a)
On March 25, 2013 and September 30, 2016, the Company negotiated amendments to the terms of these interest rate swap agreements (the "Existing Swap Agreements," as amended, the "Amended Swaps"). The Amended Swaps are held with the same counterparties as the Existing Swap Agreements. Upon entering into the Amended Swaps, the Company simultaneously dedesignated the Existing Swap Agreements and redesignated the Amended Swaps as cash flow hedges for the underlying change in the swap terms. The amounts previously recognized in Accumulated other comprehensive loss relating to the dedesignation are recognized in Interest expense over the remaining life of the Amended Swaps.

The impact of the derivatives designated as cash flow hedges on the consolidated financial statements is depicted below (amounts in thousands):

	Year Ended December 31,
	2016	2015	2014
Effective portion of gain (loss) recognized in Accumulated other comprehensive income (loss)	$(2,673)	(16,041)	(12,560)
Effective portion of loss reclassified from Accumulated other comprehensive income (loss) into Net loss (a)	$(7,262)	(7,300)	(7,681)
Ineffective portion of amount of gain (loss) recognized into Net loss on interest rate swaps (a)	$423	(119)	(46)

(a)         Amounts are included in Interest expense in the consolidated statements of operations and comprehensive income (loss).

(10)                             Fair Value Measurements

According to the FASB ASC Topic 820, Fair Value Measurements, fair value is defined as the amount that would be received for selling an asset or paid to transfer a liability in an orderly transaction between market participants and requires that assets and liabilities carried at fair value are classified and disclosed in the following three categories:

•	Level 1 - Quoted prices for identical instruments in active markets.

•	Level 2 - Quoted prices for similar instruments in active or inactive markets and valuations derived from models where all significant inputs are observable in active markets.

•	Level 3 - Valuations derived from valuation techniques in which one or more significant inputs are unobservable in any market.

The following summarizes the fair value level of assets and liabilities that are measured on a recurring basis at December 31, 2016 and December 31, 2015 (amounts in thousands):

	Level 1	Level 2	Level 3	Total
December 31, 2016
Derivative financial instruments - assets (a)	—	8,521	—	8,521
Derivative financial instruments - liabilities	—	(16,948)	—	(16,948)
Total	$—	(8,427)	—	(8,427)
December 31, 2015
Derivative financial instruments - liabilities	—	(13,470)	—	(13,470)
Total	$—	(13,470)	—	(13,470)

(a)     Included in Other assets, net on the consolidated balance sheets.

The Company has determined that the majority of the inputs used to value the Swaps fall within Level 2 of the fair value hierarchy.  As a result, the Company has determined that its derivative valuations are classified in Level 2 of the fair value hierarchy. There were no transfers between Level 2 and Level 3 during the years ended December 31, 2016 , 2015 and 2014.

Carrying values and fair values of financial instruments that are not carried at fair value are as follows (amounts in thousands):

	December 31, 2016	December 31, 2015
Long term debt, including current portion:
Carrying value	$1,698,778	$1,744,647
Fair value (a)	1,716,385	1,603,375

(a)	T he fair value is based on valuations from third party financial institutions and is classified as Level 2 in the hierarchy.

The Company’s other financial instruments, including cash and cash equivalents, accounts receivable and accounts payable are carried at cost, which approximates their fair value because of their short-term maturity.

(11)    Income Taxes

Components of pretax income (loss) from continuing operations are as follows(amounts in thousands):

	Year Ended December 31,
	2016	2015	2014
Current:
Federal	$—	—	—
State	3,008	2,304	3,526
	3,008	2,304	3,526
Deferred:
Federal	4,000	3,895	3,292
State	140	91	(3,218)
	4,140	3,986	74
Total income tax expense	$7,148	6,290	3,600

Income tax expense differs from the amounts computed by applying the United States federal income tax rate of 35% as a result of the following (amounts in thousands):

	Year Ended December 31,
	2016	2015	2014
Computed expected tax benefit	$(24,206)	(23,155)	(9,141)
State and local income taxes, net of federal income taxes	2,047	1,556	200
Change in valuation allowance affecting tax expense	26,892	24,149	9,322
Expense (income) not resulting in tax impact	(1,585)	(155)	(73)
Amortization of indefinite-lived assets	4,000	3,890	3,292
Other, net	—	5	—
Income tax expense	$7,148	6,290	3,600

Components of deferred tax assets and liabilities as of December 31, 2016 and 2015 are as follows (amounts in thousands):

	As of December 31,
	2016	2015
Accrued receivable reserves	$1,142	$1,717
Accrued liabilities	9,197	8,626
Net operating loss carryforwards	204,478	166,183
Derivative financial instruments	3,283	4,994
Business credits	1,409	1,438
Other deferred tax assets	3,746	4,508
Valuation allowance	(96,003)	(65,429)
Total deferred tax assets	127,252	122,037
Intangible assets	(141,100)	(133,248)
Property, plant and equipment	(3,482)	(1,980)
Total deferred tax liabilities	(144,582)	(135,228)
Net deferred tax liabilities	$(17,330)	$(13,191)

For the year ended December 31, 2016, the valuation allowance increased by $30,574,000.  The change in the valuation allowance is attributable to an increase of $26,892,000 related to federal income tax expense, a decrease of $1,711,000 related to changes in the derivative fair values recorded in other comprehensive income and $5,393,000 of other adjustments to deferred taxes.

As of December 31, 2016, the Company had $560,585,000 of federal net operating loss carryforwards, which begin to expire, if unused, in 2024. Approximately $129,521,000 of the Company’s federal net operating losses are subject to IRC Section 382 limitations.  In addition, the Company had available for federal income tax purposes an alternative minimum tax credit carryforward of $426,000, which is available for an indefinite period. As of December 31, 2016, the Company had available for state income tax purposes net operating loss carryforwards of $175,611,355 and state tax credits of $983,000, the latter of which will expire in 2026.

As of December 31, 2016, the Company’s federal income tax returns for the 2013 through 2016 tax years remain subject to examination by the IRS.  The Company’s state income tax returns subsequent to 2011 are subject to examination by state tax authorities.

A reconciliation of the beginning and ending amount of uncertain tax positions, which is recorded in other long term liabilities, is as follows (amounts in thousands):

	Year Ended December 31,
	2016	2015	2014
As of the beginning of the year	$193	191	247
Increases for tax positions of current years	15	2	4
Reductions for tax positions of prior years	—	—	(60)
As of the end of the year	$208	193	191

When the tax law requires interest to be paid on an underpayment of income taxes, the Company recognizes interest expense from the first period the interest would begin accruing according to the relevant tax law. Any accrual of interest and penalties related to underpayment of income taxes on uncertain tax positions is included in Income tax expense in the accompanying consolidated statements of operations. As of December 31, 2016 accrued interest and penalties related to uncertain tax positions were approximately $74,000.  The Company does not expect a significant change in uncertain tax positions in the next twelve months.

(12)    Stock-based and Long-Term Compensation

During 2016, 2015 and 2014, certain employees of MONI were granted stock-based awards of Ascent Capital Series A common stock under Ascent Capital's 2008 Incentive Plan and Ascent Capital's 2015 Omnibus Incentive Plan.

Stock Options

Ascent Capital awards non-qualified stock options for Ascent Capital Series A common stock to the Company's executives and certain employees.  The exercise price is typically granted as the closing share price for Ascent Capital Series A common stock as of the grant date.  The awards generally have a life of five to seven years and vest over two to four years.

The grant date fair value of the Ascent Capital stock options granted to MONI's employees was calculated using the Black-Scholes model. There were no options granted in 2016, 2015 and 2014.

The following table presents the number and weighted average exercise price ("WAEP") of outstanding options to purchase Ascent Capital Series A common stock that were granted to certain MONI employees:

	Series A common stock	WAEP
Outstanding at January 1, 2016	202,142	$48.88
Granted	—	—
Exercised	—	—
Forfeited	(36,437)	49.66
Outstanding at December 31, 2016	165,705	48.71
Exercisable at December 31, 2016	163,458	$48.54

There was no intrinsic value for both outstanding stock option awards and exercisable stock option awards at December 31, 2016. The weighted average remaining contractual life of outstanding and exercisable awards at December 31, 2016 was 1.3 years and 1.2 years, respectively.

Restricted Stock Awards and Restricted Stock Units

Ascent Capital makes awards of restricted stock for its common stock to the Company’s executives and certain employees.  Substantially all of these awards have been for its Series A common stock.  The fair values for the restricted stock awards and restricted stock units are the closing price of Ascent Capital Series A common stock on the applicable dates of grants.

Upon the grant of a restricted stock award, the recipient receives a stock certificate for the number of awards granted. The stock cannot be transfered or sold until the vesting criteria have been met. Upon the grant of a restricted stock unit award, the recipient receives the right to receive a number of shares at vesting and, as such, shares of stock are not issued until the vesting criteria have been met. The awards generally vest over two to five years

The following table presents the number and weighted average fair value ("WAFV") of unvested restricted stock awards granted to certain MONI employees:

	Series A common stock	WAFV
Outstanding at January 1, 2016	98,691	$34.38
Granted	46,000	13.53
Vested	(19,236)	22.24
Canceled	(8,469)	54.77
Outstanding at December 31, 2016	116,986	$26.70

The following table presents the number and WAFV of unvested restricted stock units granted to certain MONI employees:

	Series A Restricted Stock Units	WAFV
Outstanding at January 1, 2016	50,000	$42.34
Granted	148,133	15.17
Vested	(9,625)	40.01
Canceled	—	—
Outstanding at December 31, 2016	188,508	$21.11

As of December 31, 2016, the total compensation cost related to unvested restricted stock and stock unit awards was approximately $4,158,000.  Such amount will be recognized in the consolidated statements of operations over a period of approximately 3.25 years.

(13)    Stockholder's Equity

Common Stock

Pursuant to the MONI Acquisition, the Company deauthorized all shares of Class A and Class B common stock upon its merger with Merger Sub on December 17, 2010. The existing entity has one thousand shares of common stock issued and outstanding to Ascent Capital as of December 31, 2010.  There have been no changes to the common stock issued and outstanding since the MONI Acquisition.

Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) included in the consolidated balance sheets and consolidated statement of stockholder's equity reflect the aggregate fair market value adjustments to the Swaps.

The change in the components of accumulated other comprehensive income (loss), net of taxes, is summarized as follows (amounts in thousands):

	Unrealized Gains and Losses on Derivative Instruments, net (a)	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2013	74	74
Gain (loss) through Accumulated other comprehensive income	(12,560)	(12,560)
Reclassification into net income	7,681	7,681
Balance at December 31, 2014	(4,805)	(4,805)
Unrealized loss on derivatives recognized through Accumulated other comprehensive income (loss)	(16,041)	(16,041)
Reclassifications of unrealized loss on derivatives into net income	7,300	7,300
Balance at December 31, 2015	(13,546)	(13,546)
Unrealized loss on derivatives recognized through Accumulated other comprehensive income (loss)	(2,673)	(2,673)
Reclassifications of unrealized loss on derivatives into net income	7,262	7,262
Balance at December 31, 2016	$(8,957)	$(8,957)

(a)     No income taxes were recorded on the unrealized loss on derivative instrument amounts for 2016, 2015 and 2014 because the Company is subject to a full valuation allowance.  Amounts reclassified into net income are included in Interest expense on the consolidated statement of operations.  See note 9, Derivatives, for further information.

(14)    Employee Benefit Plans

The Company offers a 401(k) defined contribution plan covering its full-time employees. The plan is funded by employee and employer contributions.  Total 401(k) plan expense for the years ended December 31, 2016, 2015 and 2014 was $110,000, $127,000 and $71,000, respectively.

(15)    Commitments and Contingencies

Contractual Obligations

Future minimum lease payments under scheduled operating leases, which are primarily for buildings and equipment, having initial or remaining noncancelable terms in excess of one year are as follows (in thousands):

Year ended December 31:
2017	$3,748
2018	3,749
2019	2,941
2020	2,832
2021	2,814
Thereafter	25,466
Minimum lease commitments	$41,550

Rent expense for noncancelable operating leases for real property and equipment was $3,768,000, $3,383,000 and $3,230,000 for the years ended December 31, 2016, 2015 and 2014, respectively. Various lease arrangements contain options to extend terms and are subject to escalation clauses.

Legal

The Company is involved in litigation and similar claims incidental to the conduct of its business, including from time to time, contractual disputes, claims related to alleged security system failures and claims related to alleged violations of the U.S. Telephone Consumer Protection Act. Matters that are probable of unfavorable outcome to the Company and which can be reasonably estimated are accrued. Such accruals are based on information known about the matters, management's estimate of the outcomes of such matters and experience in contesting, litigating and settling similar matters.  In management's opinion, none of the pending actions is likely to have a material adverse impact on the Company's financial position or results of operations.  The Company accrues and expenses legal fees related to loss contingency matters as incurred.

(16)    Reportable Business Segments

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

The business segment management reporting and controlling systems are based on the same accounting policies as those described in note 2, Summary of Significant Accounting Policies. As they arise, transactions between segments are recorded on an arm's length basis using relevant market prices. The following table sets forth selected data from the accompanying consolidated statements of operations for the periods indicated (amounts in thousands):

	MONI	LiveWatch	Consolidated
	Twelve Months Ended December 31, 2016
Net revenue	$547,458	$22,914	$570,372
Depreciation and amortization	$250,393	$4,520	$254,913
Loss before income taxes	$(46,728)	$(22,431)	$(69,159)

	Twelve Months Ended December 31, 2015
Net revenue	$548,622	$14,734	$563,356
Depreciation and amortization	$264,870	$3,864	$268,734
Loss before income taxes	$(47,793)	$(18,365)	$(66,158)

The following table sets forth selected data from the accompanying consolidated balance sheets for the periods indicated (amounts in thousands):

	MONI	LiveWatch	Eliminations	Consolidated
	Balance at December 31, 2016
Subscriber accounts, net of amortization	$1,364,804	$21,956	$—	$1,386,760
Goodwill	$527,502	$36,047	$—	$563,549
Total assets	$2,062,838	$63,916	$(93,037)	$2,033,717

	Balance at December 31, 2015
Subscriber accounts, net of amortization	$1,400,515	$23,023	$—	$1,423,538
Goodwill	$527,502	$36,047	$—	$563,549
Total assets	$2,033,180	$63,267	$(26,180)	$2,070,267

Prior to the acquisition of LiveWatch in February 2015, the Company had one operating segment.

(17)    Quarterly Financial Information (Unaudited)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	Amounts in thousands
2016
Net Revenue	$143,268	143,656	142,765	140,683
Operating income	$12,804	15,258	18,486	21,101
Net loss	$(20,210)	(16,509)	(23,002)	(16,586)
2015
Net Revenue	$138,416	141,543	141,846	141,551
Operating income	$23,867	21,783	12,420	5,655
Net loss	$(8,334)	(15,987)	(21,414)	(26,713)

(18) Consolidating Guarantor Financial Information

The Senior Notes were issued by MONI (the "Parent Issuer") and are fully and unconditionally guaranteed, on a joint and several basis, by all of the Company's existing domestic subsidiaries ("Subsidiary Guarantors"). Ascent Capital has not guaranteed any of the Company's obligations under the Senior Notes. The consolidating financial information for the Parent Issuer, the subsidiary Guarantors and the non-guarantors are as follows (amounts in thousands):

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidating Balance Sheet
Amounts in thousands

	As of December 31, 2016
	Parent Issuer	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$1,739	1,438	—	—	$3,177
Restricted cash	—	—	—	—	—
Trade receivables, net	13,265	604	—	—	13,869
Prepaid and other current assets	51,251	2,171	—	(44,062)	9,360
Total current assets	66,255	4,213	—	(44,062)	26,406

Investment in subsidiaries	22,533	—	—	(22,533)	—
Property and equipment, net	26,652	1,618	—	—	28,270
Subscriber accounts, net	1,349,285	37,475	—	—	1,386,760
Dealer network and other intangible assets, net	15,762	1,062	—	—	16,824
Goodwill	527,191	36,358	—	—	563,549
Other assets, net	11,889	19	—	—	11,908
Total assets	$2,019,567	80,745	—	(66,595)	$2,033,717

Liabilities and Stockholder's Equity
Current liabilities:
Accounts payable	$9,919	1,542	—	—	$11,461
Accrued payroll and related liabilities	3,731	337	—	—	4,068
Other accrued liabilities	25,951	49,690	—	(44,062)	31,579
Deferred revenue	13,807	1,340	—	—	15,147
Holdback liability	13,434	482	—	—	13,916
Current portion of long-term debt	11,000	—	—	—	11,000
Total current liabilities	77,842	53,391	—	(44,062)	87,171

Non-current liabilities:
Long-term debt	1,687,778	—	—	—	1,687,778
Long-term holdback instruments	2,645	—	—	—	2,645
Derivative financial instruments	16,948	—	—	—	16,948
Deferred income tax liability, net	15,649	1,681	—	—	17,330
Other liabilities	3,760	3,140	—	—	6,900
Total liabilities	1,804,622	58,212	—	(44,062)	1,818,772

Total stockholder's equity	214,945	22,533	—	(22,533)	214,945
Total liabilities and stockholder's equity	2,019,567	80,745	—	(66,595)	2,033,717

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidating Balance Sheet
Amounts in thousands

	As of Balance at December 31, 2015
	Parent Issuer	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$1,513	1,067	~~—~~	~~—~~	2,580
Restricted cash	55	—	—	—	55
Trade receivables, net	13,224	398	—	—	13,622
Prepaid and other current assets	30,542	1,807	—	(22,459)	9,890
Total current assets	45,334	3,272	—	(22,459)	26,147

Investment in subsidiaries	43,920	—	—	(43,920)	—
Property and equipment, net	25,842	812	—	—	26,654
Subscriber accounts, net	1,390,493	33,045	—	—	1,423,538
Dealer network and other intangible assets, net	25,462	1,192	—	—	26,654
Goodwill	527,191	36,358	—	—	563,549
Other assets, net	3,718	7	—	—	3,725
Total assets	$2,061,960	74,686	—	(66,379)	2,070,267

Liabilities and Stockholder's Equity
Current liabilities:
Accounts payable	$7,383	1,238	—	—	$8,621
Accrued payroll and related liabilities	2,894	585	—	—	3,479
Other accrued liabilities	32,224	22,757	—	(22,459)	32,522
Deferred revenue	15,151	1,056	—	—	16,207
Holdback liability	15,986	400	—	—	16,386
Current portion of long-term debt	5,500	—	—	—	5,500
Total current liabilities	79,138	26,036	—	(22,459)	82,715

Non-current liabilities:
Long-term debt	1,739,147	—	—	—	1,739,147
Long-term holdback instruments	3,786	—	—	—	3,786
Derivative financial instruments	13,470	—	—	—	13,470
Deferred income tax liability, net	12,391	800	—	—	13,191
Other liabilities	12,963	3,930	—	—	16,893
Total liabilities	1,860,895	30,766	—	(22,459)	1,869,202

Total stockholder's equity	201,065	43,920	—	(43,920)	201,065
Total liabilities and stockholder's equity	$2,061,960	74,686	—	(66,379)	2,070,267

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidating Statement of Operations and Comprehensive Income (Loss)
Amounts in thousands

	Year Ended December 31, 2016
	Parent Issuer	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated

Net revenue	$543,181	27,191	—	—	$570,372

Operating expenses:
Cost of services	101,940	13,296	—	—	115,236
Selling, general, and administrative, including stock-based compensation	86,670	27,482	—	—	114,152
Radio conversion costs	18,204	218	—	—	18,422
Amortization of subscriber accounts, dealer network and other intangible assets	240,568	6,185	—	—	246,753
Depreciation	7,784	376	—	—	8,160
Gain on disposal of operating assets	—	—	—	—	—
	455,166	47,557	—	—	502,723
Operating income (loss)	88,015	(20,366)	—	—	67,649

Other expense:
Equity in loss of subsidiaries	21,387	—	—	(21,387)	—
Interest expense	127,290	18	—	—	127,308
Refinancing expense	9,500	—	—	—	9,500
	158,177	18	—	(21,387)	136,808
Loss before income taxes	(70,162)	(20,384)	—	21,387	(69,159)
Income tax expense	6,145	1,003	—	—	7,148
Net loss	(76,307)	(21,387)	—	21,387	(76,307)
Other comprehensive loss:
Unrealized loss on derivative contracts	4,589	—	—	—	4,589
Total other comprehensive loss	(71,718)	(21,387)	—	21,387	(71,718)

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidating Statement of Operations and Comprehensive Income (Loss)
Amounts in thousands

	Year Ended December 31, 2015
	Parent Issuer	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated

Net revenue	$546,597	16,759	—	—	$563,356

Operating expenses:
Cost of services	100,233	10,013	—	—	110,246
Selling, general, and administrative, including stock-based compensation	86,683	19,604	—	—	106,287
Radio conversion costs	14,369	—	—	—	14,369
Amortization of subscriber accounts, dealer network and other intangible assets	253,773	4,895	—	—	258,668
Depreciation	9,960	106	—	—	10,066
Gain on disposal of operating assets	(5)	—	—	—	(5)
	465,013	34,618	—	—	499,631
Operating income (loss)	81,584	(17,859)	—	—	63,725

Other expense:
Equity in loss of subsidiaries	18,689	—	—	(18,689)	—
Interest expense	125,394	21	—	—	125,415
Refinancing expense	4,468	—	—	—	4,468
	148,551	21	—	(18,689)	129,883
Loss before income taxes	(66,967)	(17,880)	—	18,689	(66,158)
Income tax expense	5,481	809	—	—	6,290
Net loss	(72,448)	(18,689)	—	18,689	(72,448)
Other comprehensive loss:
Unrealized loss on derivative contracts	(8,741)	—	—	—	(8,741)
Total other comprehensive loss	(81,189)	(18,689)	—	18,689	(81,189)

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidating Statements of Cash flows
Amounts in thousands

	Year Ended December 31, 2016
	Parent Issuer	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash provided by operating activities	$181,384	9,143	—	—	$190,527
Investing activities:
Capital expenditures	(7,997)	(1,181)	—	—	(9,178)
Cost of subscriber accounts acquired	(193,790)	(7,591)	—	—	(201,381)
Increase in restricted cash	55	—	—	—	55
Net cash used in investing activities	(201,732)	(8,772)	—	—	(210,504)
Financing activities:
Proceeds from long-term debt	1,280,700	—	—	—	1,280,700
Payments on long-term debt	(1,238,059)	—	—	—	(1,238,059)
Refinance costs	(16,946)				(16,946)
Value of shares withheld for share-based compensation	(121)	—	—	—	(121)
Dividend to Ascent Capital	(5,000)	—	—	—	(5,000)
	20,574	—	—	—	20,574
Net increase in cash and cash equivalents	226	371	—	—	597
Cash and cash equivalents at beginning of period	1,513	1,067	—	—	2,580
Cash and cash equivalents at end of period	$1,739	1,438	—	—	$3,177

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidating Statements of Cash flows
Amounts in thousands

	Year Ended December 31, 2015
	Parent Issuer	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash provided by operating activities	$201,477	7,685	—	—	$209,162
Investing activities:
Capital expenditures	(11,866)	(556)	—	—	(12,422)
Cost of subscriber accounts acquired	(260,256)	(6,302)	—	—	(266,558)
Cash paid for acquisition, net of cash acquired	(56,778)	—	—	—	(56,778)
Increase in restricted cash	(37)	—	—	—	(37)
Proceeds from sale of assets	5	—	—	—	5
Net cash used in investing activities	(328,932)	(6,858)	—	—	(335,790)
Financing activities:
Proceeds from long-term debt	778,000	—	—	—	778,000
Payments on long-term debt	(666,640)	—	—	—	(666,640)
Refinance costs	(6,477)				(6,477)
Value of shares withheld for share-based compensation	(318)	—	—	—	(318)
Contributions from Ascent Capital	22,690				22,690
	127,255	—	—	—	127,255
Net increase in cash and cash equivalents	(200)	827	—	—	627
Cash and cash equivalents at beginning of period	1,713	240	—	—	1,953
Cash and cash equivalents at end of period	$1,513	1,067	—	—	$2,580

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
·                  ITEM 11. EXECUTIVE COMPENSATION
·                  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
·                  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional audit services rendered by KPMG LLP for the audit of our consolidated financial statements for 2016 and 2015:

	2016	2015
Audit fees	$77,600	$88,000
Audit related fees	93,000	100,000
Audit and audit related fees	170,600	188,000
Tax fees	—	—
Total fees	$170,600	$188,000

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

All services provided by our independent auditor during 2016 were approved in accordance with the terms of the policy.

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

4.10
Amendment No. 6 to the Credit Agreement, dated September 30, 2016, by and among Monitronics, the guarantors party thereto, Bank of America, N.A., individually and as administrative agent, and certain lenders party thereto (including the Amended Credit Agreement) (incorporated by reference to Exhibit 4.1 to Ascent Capital's Current Report on Form 8-K (File No. 001-34176), filed with the Commission on October 3, 2016).

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

21	List of Subsidiaries of Monitronics International, Inc.*

24	Power of Attorney dated March 10, 2017.*

31.1	Rule 13a-14(a)/15d-14(a) Certification.*

31.2	Rule 13a-14(a)/15d-14(a) Certification.*

32	Section 1350 Certification.**

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*
*                           Filed herewith.
**                    Furnished herewith.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONITRONICS INTERNATIONAL, INC.

Dated:	March 10, 2017	By	/s/ Jeffery R. Gardner
Jeffery R. Gardner
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ William R. Fitzgerald	Chairman of the Board and Director	March 10, 2017
William R. Fitzgerald

/s/ William E. Niles	Director and Executive Vice President and Secretary	March 10, 2017
William E. Niles

/s/ Michael R. Meyers	Chief Financial Officer, Vice President and Assistant Secretary	March 10, 2017
Michael R. Meyers	(Principal Financial and Accounting Officer)

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

4.10
Amendment No. 6 to the Credit Agreement, dated September 30, 2016, by and among Monitronics, the guarantors party thereto, Bank of America, N.A., individually and as administrative agent, and certain lenders party thereto (including the Amended Credit Agreement) (incorporated by reference to Exhibit 4.1 to Ascent Capital's Current Report on Form 8-K (File No. 001-34176), filed with the Commission on October 3, 2016).

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

21	List of Subsidiaries of Monitronics International, Inc.*

24	Power of Attorney dated March 10, 2017.*

31.1	Rule 13a-14(a)/15d-14(a) Certification.*

31.2	Rule 13a-14(a)/15d-14(a) Certification.*

32	Section 1350 Certification.**

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*
*                           Filed herewith.
**     Furnished herewith.