Form 10-Q
period 2017-03-31
MONITRONICS INTERNATIONAL INC
filed 2017-05-12
CIK 1265107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
OR
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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company, as defined in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of May 12, 2017, Monitronics International, Inc. is a wholly owned subsidiary of Ascent Capital Group, Inc.

Item 1.  Financial Statements.
MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
Amounts in thousands, except share amounts
(unaudited)

	March 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$28,989	$3,177
Trade receivables, net of allowance for doubtful accounts of $2,805 in 2017 and $3,043 in 2016	12,971	13,869
Prepaid and other current assets	8,213	9,360
Total current assets	50,173	26,406
Property and equipment, net of accumulated depreciation of $30,945 in 2017 and $28,825 in 2016	27,353	28,270
Subscriber accounts, net of accumulated amortization of $1,269,494 in 2017 and $1,212,468 in 2016	1,377,938	1,386,760
Dealer network and other intangible assets, net of accumulated amortization of $35,433 in 2017 and $32,976 in 2016	14,367	16,824
Goodwill	563,549	563,549
Other assets	11,332	11,908
Total assets	$2,044,712	$2,033,717
Liabilities and Stockholder's Equity
Current liabilities:
Accounts payable	$9,582	$11,461
Accrued payroll and related liabilities	4,285	4,068
Other accrued liabilities	43,496	31,579
Deferred revenue	16,168	15,147
Holdback liability	13,768	13,916
Current portion of long-term debt	11,000	11,000
Total current liabilities	98,299	87,171
Non-current liabilities:
Long-term debt	1,711,584	1,687,778
Long-term holdback liability	2,352	2,645
Derivative financial instruments	11,828	16,948
Deferred income tax liability, net	18,382	17,330
Other liabilities	6,904	6,900
Total liabilities	1,849,349	1,818,772
Commitments and contingencies
Stockholder's equity:
Common stock, $.01 par value. 1,000 shares authorized, issued and outstanding both at March 31, 2017 and December 31, 2016	—	—
Additional paid-in capital	447,208	446,826
Accumulated deficit	(243,937)	(222,924)
Accumulated other comprehensive loss	(7,908)	(8,957)
Total stockholder's equity	195,363	214,945
Total liabilities and stockholder's equity	$2,044,712	$2,033,717

See accompanying notes to condensed consolidated financial statements.

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
Amounts in thousands
(unaudited)

	Three Months Ended March 31,
	2017	2016
Net revenue	$141,200	143,268
Operating expenses:
Cost of services	29,969	29,475
Selling, general, and administrative, including stock-based compensation	32,723	28,613
Radio conversion costs	232	9,079
Amortization of subscriber accounts, dealer network and other intangible assets	59,547	61,322
Depreciation	2,120	1,975
	124,591	130,464
Operating income	16,609	12,804
Other expense:
Interest expense	35,838	31,224
	35,838	31,224
Loss before income taxes	(19,229)	(18,420)
Income tax expense	1,784	1,790
Net loss	(21,013)	(20,210)
Other comprehensive income (loss):
Unrealized gain (loss) on derivative contracts, net of tax	1,049	(11,845)
Total other comprehensive income (loss), net of tax	1,049	(11,845)
Comprehensive loss	$(19,964)	(32,055)

See accompanying notes to condensed consolidated financial statements.

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Amounts in thousands
(unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(21,013)	(20,210)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of subscriber accounts, dealer network and other intangible assets	59,547	61,322
Depreciation	2,120	1,975
Stock-based compensation	518	522
Deferred income tax expense	1,052	1,052
Amortization of debt discount and deferred debt costs	1,656	1,742
Bad debt expense	2,557	2,544
Other non-cash activity, net	1,875	818
Changes in assets and liabilities:
Trade receivables	(1,659)	(2,256)
Prepaid expenses and other assets	1,079	(1,142)
Subscriber accounts - deferred contract costs	(754)	(660)
Payables and other liabilities	5,222	9,090
Net cash provided by operating activities	52,200	54,797
Cash flows from investing activities:
Capital expenditures	(1,694)	(2,276)
Cost of subscriber accounts acquired	(46,708)	(46,670)
Decrease in restricted cash	—	55
Net cash used in investing activities	(48,402)	(48,891)
Cash flows from financing activities:
Proceeds from long-term debt	64,750	59,250
Payments on long-term debt	(42,600)	(38,675)
Value of shares withheld for share-based compensation	(136)	(58)
Net cash provided by financing activities	22,014	20,517
Net increase in cash and cash equivalents	25,812	26,423
Cash and cash equivalents at beginning of period	3,177	2,580
Cash and cash equivalents at end of period	$28,989	29,003

Supplemental cash flow information:
State taxes paid, net	$3	19
Interest paid	21,462	19,139
Accrued capital expenditures	780	973

See accompanying notes to condensed consolidated financial statements.

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholder’s Equity
Amounts in thousands, except share amounts
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholder’s Equity
	Shares	Amount
Balance at December 31, 2016	1,000	$—	446,826	(8,957)	(222,924)	$214,945
Net loss	—	—	—	—	(21,013)	(21,013)
Other comprehensive income	—	—	—	1,049	—	1,049
Stock-based compensation	—	—	518	—	—	518
Value of shares withheld for minimum tax liability	—	—	(136)	—	—	(136)
Balance at March 31, 2017	1,000	$—	447,208	(7,908)	(243,937)	$195,363

See accompanying notes to condensed consolidated financial statements.

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

(1)    Basis of Presentation

Monitronics International, Inc. and its subsidiaries (collectively, the "Company" or "MONI") are wholly owned subsidiaries of Ascent Capital Group, Inc. ("Ascent Capital").  MONI, and its wholly owned subsidiary LiveWatch Security, LLC ("LiveWatch"), monitor signals arising from burglaries, fires, medical alerts and other events through security systems installed at subscribers’ premises, as well as providing for interactive and home automation services.

The unaudited interim financial information of the Company has been prepared in accordance with Article 10 of the Securities and Exchange Commission’s (the "SEC") Regulation S-X. Accordingly, it does not include all of the information required by generally accepted accounting principles in the United States ("U.S. GAAP") for complete financial statements.  The Company’s unaudited condensed consolidated financial statements as of March 31, 2017, and for the three months ended March 31, 2017 and 2016, include MONI and all of its direct and indirect subsidiaries.  The accompanying interim condensed consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year.  These condensed consolidated financial statements should be read in conjunction with the MONI Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 13, 2017 (the "2016 Form 10-K").

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

(2)    Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). Under the update, revenue will be recognized based on a five-step model. The core principle of the model is that revenue will be recognized when the transfer of promised goods or services to customers is made in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In the third quarter of 2015, the FASB deferred the effective date of the standard to annual and interim periods beginning after December 15, 2017. In March and April 2016, the FASB issued amendments to provide clarification on assessment of collectability criteria, presentation of sales taxes and measurement of non-cash consideration. In addition, the amendment provided clarification and included simplification to transaction guidance on contract modifications and completed contracts at transaction. In December 2016, the FASB issued amendments to provide clarification on codification and guidance application. The standard allows the option of either a full retrospective adoption, meaning the standard is applied to all periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period.

The Company currently plans to adopt ASU 2014-09 using the full retrospective approach. However, a final decision regarding the adoption method has not been made at this time. The Company's final determination will depend on the significance of the impact of the new standard on the Company's financial results.

The Company is in the initial stages of evaluating the impact of ASU 2014-09 on the accounting policies, processes, and system requirements. The Company has assigned internal resources in addition to the engagement of third party service providers to assist in the evaluation. While the Company is in the process of assessing revenue recognition policies across each type of its contracts, the Company does not know or cannot reasonably estimate the impact of the adoption ASU 2014-09 on its financial position, results of operations and cash flows.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 requires the lessee to recognize assets and liabilities for leases with lease terms of more than twelve months. For leases with a term of twelve months or less, the Company is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. Further, ASU 2016-02 requires a finance lease to be recognized as both an interest expense and an amortization of the associated expense. Operating leases generally recognize the associated expense on a straight line basis. ASU 2016-02 requires the Company to adopt the standard using a modified retrospective approach and becomes effective on January 1, 2019. The Company is currently evaluating the impact that ASU 2016-02 will have on its financial position, results of operations and cash flows.

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). Currently, the fair value of the reporting unit is compared with the carrying value of the reporting unit (identified as "Step 1"). If the fair value of the reporting unit is lower than its carrying amount, then the implied fair value of goodwill is calculated. If the implied fair value of goodwill is lower than the carrying value of goodwill an impairment is recognized (identified as "Step 2"). ASU 2017-04 eliminates Step 2 from the impairment test; therefore, a goodwill impairment will be recognized as the difference of the fair value and the carrying value. ASU 2017-04 becomes effective on January 1, 2020 with early adoption permitted. The Company is currently evaluating the impact that ASU 2017-04 will have on its financial position, results of operations and cash flows.

(3)    Other Accrued Liabilities

Other accrued liabilities consisted of the following (amounts in thousands):

	March 31, 2017	December 31, 2016
Interest payable	$27,267	$14,588
Income taxes payable	3,681	2,947
Legal accrual	183	271
LiveWatch acquisition retention bonus	—	4,990
Derivative financial instruments	3,660	—
Other	8,705	8,783
Total Other accrued liabilities	$43,496	$31,579

(4)    Long-Term Debt

Long-term debt consisted of the following (amounts in thousands):

	March 31, 2017	December 31, 2016
9.125% Senior Notes due April 1, 2020 with an effective interest rate of 9.4%	$578,552	$578,078
Promissory Note to Ascent Capital due October 1, 2020 with an effective rate of 12.5% (a)	12,000	12,000
Term loan, matures September 30, 2022, LIBOR plus 5.50%, subject to a LIBOR floor of 1.00% with an effective rate of 7.2%	1,064,465	1,066,130
$295 million revolving credit facility, matures September 30, 2021, LIBOR plus 4.00%, subject to a LIBOR floor of 1.00% with an effective rate of 5.3%	67,567	42,570
	1,722,584	1,698,778
Less current portion of long-term debt	(11,000)	(11,000)
Long-term debt	$1,711,584	$1,687,778

(a)	The effective rate was 9.868% until February 29, 2016.

Senior Notes

The senior notes total $585,000,000 in principal, mature on April 1, 2020 and bear interest at 9.125% per annum (the "Senior Notes").  Interest payments are due semi-annually on April 1 and October 1 of each year. The Senior Notes are guaranteed by all of the Company's existing domestic subsidiaries.  Ascent Capital has not guaranteed any of the Company's obligations under the Senior Notes. As of March 31, 2017, the Senior Notes had deferred financing costs, net of accumulated amortization of $6,448,000.

The Senior Notes are guaranteed by all of the Company's existing domestic subsidiaries. See note 10, Consolidating Guarantor Financial Information for further information.

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

Credit Facility

On September 30, 2016, the Company entered into an amendment ("Amendment No. 6") with the lenders of its existing senior secured credit agreement dated March 23, 2012, and as amended and restated on April 9, 2015, February 17, 2015, August 16, 2013, March 25, 2013, and November 7, 2012 (the "Existing Credit Agreement"). Amendment No. 6 provided for, among other things, the issuance of a $1,100,000,000 senior secured term loan at a 1.5% discount and a new $295,000,000 super priority revolver (the Existing Credit Agreement together with Amendment No. 6, the "Credit Facility").

On March 30, 2017, the Company borrowed $41,800,000 on the new Credit Facility revolver to fund its April 1, 2017 interest payment due under the Senior Notes of $26,691,000 and other business activities.

As of March 31, 2017, the Credit Facility term loan has a principal amount of $1,094,500,000 maturing on September 30, 2022. The term loan requires quarterly interest payments and quarterly principal payments of $2,750,000. The term loan bears interest at LIBOR plus 5.5%, subject to a LIBOR floor of 1.0%. The Credit Facility revolver has a principal amount outstanding of $69,700,000 as of March 31, 2017 and matures on September 30, 2021. The Credit Facility revolver bears interest at LIBOR plus 4.0%, subject to a LIBOR floor of 1.0%. There is a commitment fee of 0.5% on unused portions of the Credit Facility Revolver. As of March 31, 2017, $225,300,000 is available for borrowing under the Credit Facility revolver.

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

As of March 31, 2017, the Company has deferred financing costs and unamortized discounts, net of accumulated amortization, of $32,168,000 related to the Credit Facility.

In order to reduce the financial risk related to changes in interest rates associated with the floating rate term loan under the Credit Facility term loans, the Company has entered into interest rate swap agreements with terms similar to the Credit Facility term loans (all outstanding interest rate swap agreements are collectively referred to as the “Swaps”). The Swaps have been designated as effective hedges of the Company’s variable rate debt and qualify for hedge accounting.  As a result of these interest rate swaps, the Company's current effective weighted average interest rate on the borrowings under the Credit Facility term loan is 7.18%. See note 5, Derivatives, for further disclosures related to these derivative instruments.

The terms of the Senior Notes and the Credit Facility provide for certain financial and nonfinancial covenants.  As of March 31, 2017, the Company was in compliance with all required covenants.

As of March 31, 2017, principal payments scheduled to be made on the Company’s debt obligations are as follows (amounts in thousands):

Remainder of 2017	$8,250
2018	11,000
2019	11,000
2020	608,000
2021	80,700
2022	1,042,250
Thereafter	—
Total principal payments	1,761,200
Less:
Unamortized deferred debt costs and discounts	38,616
Total debt on condensed consolidated balance sheet	$1,722,584

(5)    Derivatives

The Company utilizes interest rate swap agreements to reduce the interest rate risk inherent in the Company's variable rate Credit Facility term loans.  The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatility. The Company incorporates credit valuation adjustments to appropriately reflect the respective counterparty’s nonperformance risk in the fair value measurements.  See note 6, Fair Value Measurements, for additional information about the credit valuation adjustments.

As of March 31, 2017 the Swaps’ outstanding notional balances, effective dates, maturity dates and interest rates paid and received are noted below:

Notional	Effective Date	Maturity Date	Fixed Rate Paid	Variable Rate Received
$522,500,000	March 28, 2013	March 23, 2018	1.884%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor (a)
138,475,000	March 28, 2013	March 23, 2018	1.384%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor (a)
108,260,050	September 30, 2013	March 23, 2018	1.959%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor
108,260,050	September 30, 2013	March 23, 2018	1.850%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor
191,475,002	March 23, 2018	April 9, 2022	3.110%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor (a)
250,000,000	March 23, 2018	April 9, 2022	3.110%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor (a)
50,000,000	March 23, 2018	April 9, 2022	2.504%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor
377,000,000	March 23, 2018	September 30, 2022	1.833%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor

(a)
On March 25, 2013 and September 30, 2016, MONI negotiated amendments to the terms of these interest rate swap agreements (the "Existing Swap Agreements," as amended, the “Amended Swaps”).  The Amended Swaps are held with the same counterparties as the Existing Swap Agreements.  Upon entering into the Amended Swaps, MONI simultaneously dedesignated the Existing Swap Agreements and redesignated the Amended Swaps as cash flow hedges for the underlying change in the swap terms.  The amounts previously recognized in Accumulated other comprehensive loss relating to the dedesignation are recognized in Interest expense over the remaining life of the Amended Swaps.

All of the Swaps are designated and qualify as cash flow hedging instruments, with the effective portion of the Swaps' change in fair value recorded in Accumulated other comprehensive loss.  Any ineffective portions of the Swaps' change in fair value are recognized in current earnings in Interest expense.  Changes in the fair value of the Swaps recognized in Accumulated other comprehensive loss are reclassified to Interest expense when the hedged interest payments on the underlying debt are recognized.  Amounts in Accumulated other comprehensive loss expected to be recognized in Interest expense in the coming 12 months total approximately $4,304,000.

The impact of the derivatives designated as cash flow hedges on the condensed consolidated financial statements is depicted below (amounts in thousands):

	Three Months Ended March 31,
	2017	2016
Effective portion of loss recognized in Accumulated other comprehensive loss	$(733)	(13,657)
Effective portion of loss reclassified from Accumulated other comprehensive loss into Net loss (a)	$(1,782)	(1,812)
Ineffective portion of amount of gain (loss) recognized into Net loss (a)	$18	(58)

(a)	Amounts are included in Interest expense in the unaudited condensed consolidated statements of operations and comprehensive income (loss).

(6)    Fair Value Measurements

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

The following summarizes the fair value level of assets and liabilities that are measured on a recurring basis at March 31, 2017 and December 31, 2016 (amounts in thousands):

	Level 1	Level 2	Level 3	Total
March 31, 2017
Interest rate swap agreement - assets (a)	$—	8,124	—	$8,124
Interest rate swap agreements - liabilities (b)	$—	(15,488)	—	$(15,488)
Total	$—	(7,364)	—	$(7,364)
December 31, 2016
Interest rate swap agreement - assets (a)	$—	8,521	—	$8,521
Interest rate swap agreements - liabilities (b)	$—	(16,948)	—	$(16,948)
Total	$—	(8,427)	—	$(8,427)

(a)	Included in Other assets on the consolidated balance sheets

(b)
Interest rate swap agreement liability values are included in current Other accrued liabilities or non-current Derivative financial instruments on the consolidated balance sheets depending on the maturity date of the swap.

The Company has determined that the significant inputs used to value the Swaps fall within Level 2 of the fair value hierarchy.  As a result, the Company has determined that its derivative valuations are classified in Level 2 of the fair value hierarchy.

Carrying values and fair values of financial instruments that are not carried at fair value are as follows (amounts in thousands):

	March 31, 2017	December 31, 2016
Long term debt, including current portion:
Carrying value	$1,722,584	$1,698,778
Fair value (a)	1,754,595	1,716,385

(a)	T he fair value is based on market quotations from third party financial institutions and is classified as Level 2 in the hierarchy.

The Company’s other financial instruments, including cash and cash equivalents, accounts receivable and accounts payable are carried at cost, which approximates their fair value because of their short-term maturity.

(7)    Accumulated Other Comprehensive Loss

The following table provides a summary of the changes in Accumulated other comprehensive loss for the period presented (amounts in thousands):

Accumulated other comprehensive loss
Balance at December 31, 2016	(8,957)
Unrealized loss on derivatives recognized through Accumulated other comprehensive loss, net of income tax of $0	(733)
Reclassifications of unrealized loss on derivatives into net income, net of income tax of $0 (a)	1,782
Net current period other comprehensive income	1,049
Balance at March 31, 2017	(7,908)

(a)	Amounts reclassified into net income are included in Interest expense on the condensed consolidated statement of operations. See note 5, Derivatives, for further information.

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

(9)     Reportable Business Segments

Description of Segments

The Company operates through two reportable business segments according to the nature and economic characteristics of its services as well as the manner in which the information issued internally by the Company's key decision maker, who is the Company's Chief Executive Officer. The Company's business segments are as follows:

MONI

The MONI segment is engaged in the business of providing security alarm monitoring services: monitoring signals arising from burglaries, fires, medical alerts and other events through security systems at subscribers' premises, as well as providing customer service and technical support. MONI primarily outsources the sales, installation and most of its field service functions to its dealers.

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

As they arise, transactions between segments are recorded on an arm's length basis using relevant market prices. The following table sets forth selected data from the accompanying condensed consolidated statements of operations for the periods indicated (amounts in thousands):

	MONI	LiveWatch	Consolidated
	Three Months Ended March 31, 2017
Net revenue	$134,408	$6,792	$141,200
Depreciation and amortization	$60,508	$1,159	$61,667
Net loss before income taxes	$(13,299)	$(5,930)	$(19,229)

	Three Months Ended March 31, 2016
Net revenue	$138,096	$5,172	$143,268
Depreciation and amortization	$62,152	$1,145	$63,297
Net loss before income taxes	$(13,151)	$(5,269)	$(18,420)

The following table sets forth selected data from the accompanying condensed consolidated balance sheets for the periods indicated (amounts in thousands):

	MONI	LiveWatch	Eliminations	Consolidated
	Balance at March 31, 2017
Subscriber accounts, net of amortization	$1,356,211	$21,727	$—	$1,377,938
Goodwill	$527,502	$36,047	$—	$563,549
Total assets	$2,084,719	$63,321	$(103,328)	$2,044,712

	Balance at December 31, 2016
Subscriber accounts, net of amortization	$1,364,804	$21,956	$—	$1,386,760
Goodwill	$527,502	$36,047	$—	$563,549
Total assets	$2,062,838	$63,916	$(93,037)	$2,033,717

(10)    Consolidating Guarantor Financial Information

The Senior Notes were issued by MONI (the “Parent Issuer”) and are fully and unconditionally guaranteed, on a joint and several basis, by all of the Company’s existing domestic subsidiaries (“Subsidiary Guarantors”).  Ascent Capital has not guaranteed any of the Company’s obligations under the Senior Notes. The unaudited condensed consolidating financial information for the Parent Issuer, the Subsidiary Guarantors and the non-guarantors are as follows:

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidating Balance Sheet
(unaudited)

	As of March 31, 2017
	Parent Issuer	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Assets
Current assets:
Cash and cash equivalents	$27,741	1,248	—	—	28,989
Trade receivables, net	12,451	520	—	—	12,971
Prepaid and other current assets	60,222	1,563	—	(53,572)	8,213
Total current assets	100,414	3,331	—	(53,572)	50,173

Investment in subsidiaries	16,852	—	—	(16,852)	—
Property and equipment, net	25,532	1,821	—	—	27,353
Subscriber accounts, net	1,340,628	37,310	—	—	1,377,938
Dealer network and other intangible assets, net	13,338	1,029	—	—	14,367
Goodwill	527,191	36,358	—	—	563,549
Other assets, net	11,311	21	—	—	11,332
Total assets	$2,035,266	79,870	—	(70,424)	2,044,712

Liabilities and Stockholder's Equity
Current liabilities:
Accounts payable	$8,420	1,162	—	—	9,582
Accrued payroll and related liabilities	3,765	520	—	—	4,285
Other accrued liabilities	42,792	54,276	—	(53,572)	43,496
Deferred revenue	14,756	1,412	—	—	16,168
Holdback liability	13,288	480	—	—	13,768
Current portion of long-term debt	11,000	—	—	—	11,000
Total current liabilities	94,021	57,850	—	(53,572)	98,299

Non-current liabilities:
Long-term debt	1,711,584	—	—	—	1,711,584
Long-term holdback liability	2,352	—	—	—	2,352
Derivative financial instruments	11,828	—	—	—	11,828
Deferred income tax liability, net	16,480	1,902	—	—	18,382
Other liabilities	3,638	3,266	—	—	6,904
Total liabilities	1,839,903	63,018	—	(53,572)	1,849,349

Total stockholder's equity	195,363	16,852	—	(16,852)	195,363
Total liabilities and stockholder's equity	$2,035,266	79,870	—	(70,424)	2,044,712

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidating Balance Sheet
(unaudited)

	As of December 31, 2016
	Parent Issuer	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Assets
Current assets:
Cash and cash equivalents	$1,739	1,438	—	—	3,177
Trade receivables, net	13,265	604	—	—	13,869
Prepaid and other current assets	51,251	2,171	—	(44,062)	9,360
Total current assets	66,255	4,213	—	(44,062)	26,406

Investment in subsidiaries	22,533	—	—	(22,533)	—
Property and equipment, net	26,652	1,618	—	—	28,270
Subscriber accounts, net	1,349,285	37,475	—	—	1,386,760
Dealer network and other intangible assets, net	15,762	1,062	—	—	16,824
Goodwill	527,191	36,358	—	—	563,549
Other assets, net	11,889	19	—	—	11,908
Total assets	$2,019,567	80,745	—	(66,595)	$2,033,717

Liabilities and Stockholder's Equity
Current liabilities:
Accounts payable	$9,919	1,542	—	—	11,461
Accrued payroll and related liabilities	3,731	337	—	—	4,068
Other accrued liabilities	25,951	49,690	—	(44,062)	31,579
Deferred revenue	13,807	1,340	—	—	15,147
Holdback liability	13,434	482	—	—	13,916
Current portion of long-term debt	11,000	—	—	—	11,000
Total current liabilities	77,842	53,391	—	(44,062)	87,171

Non-current liabilities:
Long-term debt	1,687,778	—	—	—	1,687,778
Long-term holdback liability	2,645	—	—	—	2,645
Derivative financial instruments	16,948	—	—	—	16,948
Deferred income tax liability, net	15,649	1,681	—	—	17,330
Other liabilities	3,760	3,140	—	—	6,900
Total liabilities	1,804,622	58,212	—	(44,062)	1,818,772

Total stockholder's equity	214,945	22,533	—	(22,533)	214,945
Total liabilities and stockholder's equity	$2,019,567	80,745	—	(66,595)	2,033,717

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
(unaudited)

	Three Months Ended March 31, 2017
	Parent Issuer	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Net revenue	$133,118	8,082	—	—	141,200
					0
Operating expenses:					0
Cost of services	26,307	3,662	—	—	29,969
Selling, general, and administrative, including stock-based compensation	24,717	8,006	—	—	32,723
Radio conversion costs	187	45	—	—	232
Amortization of subscriber accounts, dealer network and other intangible assets	57,903	1,644	—	—	59,547
Depreciation	1,976	144	—	—	2,120
	111,090	13,501	—	—	124,591
Operating income (loss)	22,028	(5,419)	—	—	16,609
Other expense:
Equity in loss of subsidiaries	5,682	—	—	(5,682)	—
Interest expense	35,833	5	—	—	35,838
	41,515	5	—	(5,682)	35,838
(Loss) income before income taxes	(19,487)	(5,424)	—	5,682	(19,229)
Income tax expense	1,526	258	—	—	1,784
Net (loss) income	(21,013)	(5,682)	—	5,682	(21,013)
Other comprehensive income (loss):
Unrealized gain on derivative contracts	1,049	—	—	—	1,049
Total other comprehensive income	1,049	—	—	—	1,049
Comprehensive loss	$(19,964)	(5,682)	—	5,682	(19,964)

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
(unaudited)

	Three Months Ended March 31, 2016
	Parent Issuer	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Net revenue	$137,307	5,961	—	—	143,268
					0
Operating expenses:					0
Cost of services	26,242	3,233	—	—	29,475
Selling, general, and administrative, including stock-based compensation	22,531	6,082	—	—	28,613
Radio conversion costs	9,079	—	—	—	9,079
Amortization of subscriber accounts, dealer network and other intangible assets	59,828	1,494	—	—	61,322
Depreciation	1,910	65	—	—	1,975
	119,590	10,874	—	—	130,464
Operating income (loss)	17,717	(4,913)	—	—	12,804
Other expense:
Equity in loss of subsidiaries	5,141	—	—	(5,141)	—
Interest expense	31,220	4	—	—	31,224
	36,361	4	—	(5,141)	31,224
(Loss) income before income taxes	(18,644)	(4,917)	—	5,141	(18,420)
Income tax expense	1,566	224	—	—	1,790
Net (loss) income	(20,210)	(5,141)	—	5,141	(20,210)
Other comprehensive income (loss):
Unrealized loss on derivative contracts	(11,845)	—	—	—	(11,845)
Total other comprehensive loss	(11,845)	—	—	—	(11,845)
Comprehensive loss	$(32,055)	(5,141)	—	5,141	(32,055)

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidating Statement of Cash Flows
(unaudited)

	Three Months Ended March 31, 2017
	Parent Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Net cash provided by operating activities	$51,338	862	—	—	52,200
Investing activities:
Capital expenditures	(1,347)	(347)	—	—	(1,694)
Cost of subscriber accounts acquired	(46,003)	(705)	—	—	(46,708)
Net cash used in investing activities	(47,350)	(1,052)	—	—	(48,402)
Financing activities:
Proceeds from long-term debt	64,750	—	—	—	64,750
Payments on long-term debt	(42,600)	—	—	—	(42,600)
Value of shares withheld for share-based compensation	(136)	—	—	—	(136)
Net cash provided by financing activities	22,014	—	—	—	22,014
Net increase (decrease) in cash and cash equivalents	26,002	(190)	—	—	25,812
Cash and cash equivalents at beginning of period	1,739	1,438	—	—	3,177
Cash and cash equivalents at end of period	$27,741	1,248	—	—	28,989

	Three Months Ended March 31, 2016
	Parent Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Net cash provided by operating activities	$53,690	1,107	—	—	54,797
Investing activities:
Capital expenditures	(1,877)	(399)	—	—	(2,276)
Cost of subscriber accounts acquired	(45,791)	(879)	—	—	(46,670)
Increase in restricted cash	55	—	—	—	55
Net cash used in investing activities	(47,613)	(1,278)	—	—	(48,891)
Financing activities:
Proceeds from long-term debt	59,250	—		—	59,250
Payments on long-term debt	(38,675)	—	—	—	(38,675)
Value of shares withheld for share-based compensation	(58)	—	—	—	(58)
Net cash provided by financing activities	20,517	—	—	—	20,517
Net increase (decrease) in cash and cash equivalents	26,594	(171)	—	—	26,423
Cash and cash equivalents at beginning of period	1,513	1,067	—	—	2,580
Cash and cash equivalents at end of period	$28,107	896	—	—	29,003

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

•	the outcome of any pending, threatened, or future litigation, including potential liability for failure to respond adequately to alarm activations;

•	the ability to continue to obtain insurance coverage sufficient to hedge our risk exposures, including as a result of acts of third parties and/or alleged regulatory violations;

•	changes in the nature of strategic relationships with original equipment manufacturers, dealers and other MONI business partners;

•	the reliability and creditworthiness of our independent alarm systems dealers and subscribers;

•	changes in our expected rate of subscriber attrition;

•	the availability and terms of capital, including the ability of the Company to obtain future financing to grow its business;

•	our high degree of leverage and the restrictive covenants governing its indebtedness; and

•	availability of qualified personnel.

For additional risk factors, please see Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2016 (the "2016 Form 10-K").  These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

The following discussion and analysis provides information concerning our results of operations and financial condition.  This discussion should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto included elsewhere herein and the 2016 Form 10-K.

Overview

MONI, and its wholly owned subsidiary LiveWatch Security, LLC ("LiveWatch"), monitor signals arising from burglaries, fires, medical alerts and other events through security systems installed at subscribers’ premises, as well as providing for interactive and home automation services.

Attrition

Account cancellation, otherwise referred to as subscriber attrition, has a direct impact on the number of subscribers that the Company services and on its financial results, including revenues, operating income and cash flow.  A portion of the subscriber base can be expected to cancel its service every year. Subscribers may choose not to renew or terminate their contract for a variety of reasons, including relocation, cost and switching to a competitor’s service.  The largest categories of canceled accounts relate to subscriber relocation or the inability to contact the subscriber.  The Company defines its attrition rate as the number of canceled accounts in a given period divided by the weighted average of number of subscribers for that period.  The Company considers an account canceled if payment from the subscriber is deemed uncollectible or if the subscriber cancels for various reasons.  If a subscriber relocates but continues its service, this is not a cancellation.  If the subscriber relocates, discontinues its service and a new subscriber takes over the original subscriber’s service continuing the revenue stream, this is also not a cancellation.  The Company adjusts the number of canceled accounts by excluding those that are contractually guaranteed by its dealers.  The typical dealer contract provides that if a subscriber cancels in the first year of its contract, the dealer must either replace the canceled account with a new one or refund to the Company the cost paid to acquire the contract. To help ensure the dealer’s obligation to the Company, the Company typically maintains a dealer funded holdback reserve ranging from 5-8% of subscriber accounts in the guarantee period.  In some cases, the amount of the holdback liability may be less than actual attrition experience.

The table below presents subscriber data for the twelve months ended March 31, 2017 and 2016:

	Twelve Months Ended March 31,
	2017	2016
Beginning balance of accounts	1,080,726	1,090,612
Accounts acquired	125,457	152,078
Accounts canceled	(150,568)	(148,787)
Canceled accounts guaranteed by dealer and other adjustments (a) (b)	(18,821)	(13,177)
Ending balance of accounts	1,036,794	1,080,726
Monthly weighted average accounts	1,059,526	1,089,346
Attrition rate - Unit	14.2%	13.7%
Attrition rate - RMR (c)	12.3%	12.8%

(a)	Includes canceled accounts that are contractually guaranteed to be refunded from holdback.

(b)
Includes an estimated 11,518 and 3,170 accounts included in our Radio Conversion Program that primarily canceled in excess of their expected attrition for the twelve months ending March 31, 2017 and 2016, respectively.

(c)
The recurring monthly revenue ("RMR") of canceled accounts follows the same definition as subscriber unit attrition as noted above. RMR attrition is defined as the RMR of canceled accounts in a given period, adjusted for the impact of price increases or decreases in that period, divided by the weighted average of RMR for that period.

The unit attrition rate for the twelve months ended March 31, 2017 and 2016 was 14.2% and 13.7%, respectively. Contributing to the increase in attrition was the number of subscriber accounts with 5-year contracts reaching the end of their initial contract term in the period, as well as our more aggressive price increase strategy. Overall attrition reflects the impact of the Pinnacle Security bulk buys, where the Company purchased approximately 113,000 accounts from Pinnacle Security in 2012 and 2013, which are now experiencing normal end-of-term attrition. The unit attrition rate without the Pinnacle Security accounts (core attrition) for the twelve months ended March 31, 2017 and 2016 was 13.8% and 12.9%, respectively.

We analyze our attrition by classifying accounts into annual pools based on the year of acquisition.  We then track the number of accounts that cancel as a percentage of the initial number of accounts acquired for each pool for each year subsequent to its acquisition.  Based on the average cancellation rate across the pools, the Company's attrition rate is very low within the initial 12 month period after considering the accounts which were replaced or refunded by the dealers at no additional cost to the

Company. Over the next few years of the subscriber account life, the number of subscribers that cancel as a percentage of the initial number of subscribers in that pool gradually increases and historically has peaked following the end of the initial contract term, which is typically three to five years.  The peak following the end of the initial contract term is primarily a result of subscribers that moved, no longer had need for the service or switched to a competitor. Subsequent to the peak following the end of the initial contract term, the number of subscribers that cancel as a percentage of the initial number of subscribers in that pool declines.

Accounts Acquired

During the three months ended March 31, 2017 and 2016, the Company acquired 29,376 and 29,211 subscriber accounts, respectively. Accounts acquired for the three months ended March 31, 2017 and 2016 reflect bulk buys of approximately 3,000 and 400 accounts, respectively.

RMR acquired during the three months ended March 31, 2017 and 2016 was $1,437,000 and $1,324,000, respectively.

Adjusted EBITDA

We evaluate the performance of our operations based on financial measures such as revenue and "Adjusted EBITDA." Adjusted EBITDA is defined as net income (loss) before interest expense, interest income, income taxes, depreciation, amortization (including the amortization of subscriber accounts, dealer network and other intangible assets), restructuring charges, stock-based compensation, and other non-cash or non-recurring charges. We believe that Adjusted EBITDA is an important indicator of the operational strength and performance of its business, including the business' ability to fund its ongoing acquisition of subscriber accounts, its capital expenditures and to service its debt. In addition, this measure is used by management to evaluate operating results and perform analytical comparisons and identify strategies to improve performance. Adjusted EBITDA is also a measure that is customarily used by financial analysts to evaluate the financial performance of companies in the security alarm monitoring industry and is one of the financial measures, subject to certain adjustments, by which our covenants are calculated under the agreements governing our debt obligations. Adjusted EBITDA does not represent cash flow from operations as defined by generally accepted accounting principles ("GAAP"), should not be construed as an alternative to net income or loss and is indicative neither of our results of operations nor of cash flows available to fund all of our cash needs. It is, however, a measurement that we believe is useful to investors in analyzing our operating performance. Accordingly, Adjusted EBITDA should be considered in addition to, but not as a substitute for, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. Adjusted EBITDA is a non-GAAP financial measure. As companies often define non-GAAP financial measures differently, Adjusted EBITDA as calculated by MONI should not be compared to any similarly titled measures reported by other companies.

Pre-SAC Adjusted EBITDA

In addition to MONI's dealer sales channel, MONI and LiveWatch also generate leads and acquire accounts through their direct-to-consumer sales channels.  As such, certain expenditures and related revenue associated with subscriber acquisition (subscriber acquisition costs, or "SAC") are recognized as incurred. This is in contrast to the dealer sales channel, which capitalizes payments to dealers to acquire accounts. "Pre-SAC Adjusted EBITDA" is a measure that eliminates the impact of generating leads and acquiring accounts through the direct-to-consumer sales channels that is recognized in operating income. Pre-SAC Adjusted EBITDA is defined as total Adjusted EBITDA excluding SAC related to internally generated subscriber leads and accounts through the direct-to-consumer sales channels, as well as any related revenue. We believe Pre-SAC Adjusted EBITDA is a meaningful measure of our financial performance in servicing our customer base. Pre-SAC Adjusted EBITDA should be considered in addition to, but not as a substitute for, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. Pre-SAC Adjusted EBITDA is a non-GAAP financial measure. As companies often define non-GAAP financial measures differently, Pre-SAC Adjusted EBITDA as calculated by the Company should not be compared to any similarly titled measures reported by other companies.

Results of Operations

The following table sets forth selected data from the accompanying condensed consolidated statements of operations and comprehensive income (loss) for the periods indicated (dollar amounts in thousands).

	Three Months Ended March 31,
	2017	2016
Net revenue	$141,200	143,268
Cost of services	29,969	29,475
Selling, general, and administrative	32,723	28,613
Amortization of subscriber accounts, dealer network and other intangible assets	59,547	61,322
Interest expense	35,838	31,224
Income tax expense	1,784	1,790
Net loss	(21,013)	(20,210)

Adjusted EBITDA (a)	$82,222	87,020
Adjusted EBITDA as a percentage of Net revenue	58.2%	60.7%

Pre-SAC Adjusted EBITDA (b)	$89,863	92,091
Pre-SAC Adjusted EBITDA as a percentage of Pre-SAC net revenue (c)	64.3%	64.9%

(a)	See reconciliation of net loss to Adjusted EBITDA below.

(b)	See reconciliation of Adjusted EBITDA to Pre-SAC Adjusted EBITDA below.

(c)	Presented below is the reconciliation of Net revenue to Pre-SAC net revenue (amounts in thousands).

	Three Months Ended March 31,
	2017	2016
Net revenue, as reported	$141,200	143,268
Revenue associated with subscriber acquisition cost	(1,392)	(1,295)
Pre-SAC net revenue	$139,808	141,973

Net revenue.  Net revenue decreased $2,068,000, or 1.4%, for the three months ended March 31, 2017, as compared to the corresponding prior year period. The decrease in net revenue is attributable to the lower average number of subscribers in the first quarter of 2017. This decrease was partially offset by an increase in average RMR per subscriber due to certain price increases enacted during the past twelve months and an increase in average RMR per new subscriber acquired. Average RMR per subscriber increased from $42.17 as of March 31, 2016 to $43.63 as of March 31, 2017.

Cost of services.  Cost of services increased $494,000, or 1.7%, for the three months ended March 31, 2017, as compared to the corresponding prior year period. The increase is primarily due to increased expensed subscriber acquisition costs attributable to MONI, as a result of the initiation of MONI's direct installation sales channel. Subscriber acquisition costs include expensed MONI and LiveWatch equipment costs and MONI labor costs associated with the creation of new subscribers of $2,664,000 for three months ended March 31, 2017, as compared to $2,252,000 for the three months ended March 31, 2016. Cost of services as a percent of net revenue increased from 20.6% for the three months ended March 31, 2016 to 21.2% for the three months ended March 31, 2017.

Selling, general and administrative.  Selling, general and administrative costs ("SG&A") increased $4,110,000, or 14.4%, for the three months ended March 31, 2017, as compared to the corresponding prior year periods.  The increase is attributable to an increase in subscriber acquisition costs (marketing and sales costs related to the creation of new subscribers), MONI rebranding expense and a $713,000 impairment of certain internally developed capitalized software that was no longer viable. Subscriber acquisition costs increased to $6,369,000 for the three months ended March 31, 2017, as compared to $4,114,000 for the three months ended March 31, 2016, primarily as a result of increased direct-to-consumer sales activities at MONI. SG&A as a percent of net revenue increased from 20.0% for the three months ended March 31, 2016 to 23.2% for the three months ended March 31, 2017.

Amortization of subscriber accounts, dealer network and other intangible assets.  Amortization of subscriber accounts, dealer network and other intangible assets decreased $1,775,000, or 2.9%, for the three months ended March 31, 2017, as compared to the corresponding prior year period.  The decrease is related to the timing of amortization of subscriber accounts acquired prior to the first quarter of 2016, which have a lower rate of amortization in 2017 based on the applicable double declining balance amortization method. The decrease is partially offset by increased amortization related to accounts acquired subsequent to March 31, 2016.

Interest expense.  Interest expense increased $4,614,000, or 14.8%, for the three months ended March 31, 2017, as compared to the corresponding prior year period. The increase in interest expense is attributable to increases in the Company's consolidated debt balance and higher applicable margins on Credit Facility borrowings as a result of the September 2016 Credit Facility refinancing.

Income tax expense from continuing operations.  The Company had pre-tax loss from continuing operations of $19,229,000 and income tax expense of $1,784,000 for the three months ended March 31, 2017.  The Company had pre-tax loss from continuing operations of $18,420,000 and income tax expense of $1,790,000 for the three months ended March 31, 2016. Income tax expense for the three months ended March 31, 2017 and 2016 is attributable to the Company's state tax expense and the deferred tax impact from amortization of deductible goodwill related to the Company's recent business acquisitions.

Net loss. For the three months ended March 31, 2017, net loss increased to $21,013,000 from $20,210,000 for the three months ended March 31, 2016. The change in net loss is attributable to decreases in net revenues and increases in operating expenses as discussed above, offset by the reduction in Radio conversion costs in 2017, as MONI has substantially completed its radio conversion program in 2016.

Adjusted EBITDA and Pre-SAC Adjusted EBITDA. The following table provides a reconciliation of net loss to total Adjusted EBITDA to Pre-SAC Adjusted EBITDA for the periods indicated (amounts in thousands):

	Three Months Ended March 31,
	2017	2016
Net loss	$(21,013)	(20,210)
Amortization of subscriber accounts, dealer network and other intangible assets	59,547	61,322
Depreciation	2,120	1,975
Stock-based compensation	518	522
Radio conversion costs	232	9,079
Rebranding marketing program	847	173
LiveWatch acquisition contingent bonus charges	968	900
Integration / implementation of company initiatives	641	—
Severance expense (a)	27	245
Impairment of capitalized software	713	—
Interest expense	35,838	31,224
Income tax expense	1,784	1,790
Adjusted EBITDA	82,222	87,020
Gross subscriber acquisition costs (b)	9,033	6,366
Revenue associated with subscriber acquisition costs (b)	(1,392)	(1,295)
Pre-SAC Adjusted EBITDA	$89,863	92,091

(a)	Severance expense related to a 2016 reduction in headcount event and transitioning executive leadership at MONI.

(b)
Gross subscriber acquisition costs and Revenue associated with subscriber acquisition costs for the three months ended March 31, 2016 has been restated to include $367,000 of costs and $170,000 of revenue, respectively, related to MONI's direct-to-consumer sales channel activities for the period.

Adjusted EBITDA decreased $4,798,000, or 5.5%, for the three months ended March 31, 2017, respectively as compared to the corresponding prior year period. The decrease is the result of lower revenues, as discussed above, and an increase in subscriber acquisition costs, net of related revenue, which is primarily associated with an increase in MONI's direct-to-consumer sales activities. Subscriber acquisition costs, net of related revenue, went from $5,071,000 for the three months ended March 31, 2016 to $7,641,000 for the three months ended March 31, 2017.

Pre-SAC Adjusted EBITDA decreased $2,228,000, or 2.4%, for the three months ended March 31, 2017, which is primarily attributable to lower Pre-SAC revenues.

Liquidity and Capital Resources

At March 31, 2017, we had $28,989,000 of cash and cash equivalents.  Our primary sources of funds are our cash flows from operating activities which are generated from alarm monitoring and related service revenues.  During the three months ended March 31, 2017 and 2016, our cash flow from operating activities was $52,200,000 and $54,797,000, respectively.  The primary driver of our cash flow from operating activities is Adjusted EBITDA.  Fluctuations in our Adjusted EBITDA and the components of that measure are discussed in “Results of Operations” above.  In addition, our cash flow from operating activities may be significantly impacted by changes in working capital.

During the three months ended March 31, 2017 and 2016, the Company used cash of $46,708,000 and $46,670,000, respectively, to fund subscriber account acquisitions, net of holdback and guarantee obligations.  In addition, during the three months ended March 31, 2017 and 2016, the Company used cash of $1,694,000 and $2,276,000, respectively, to fund its capital expenditures.

On March 30, 2017, the Company borrowed $41,800,000 on its Credit Facility revolver to fund its April 1, 2017 interest payment due under the Senior Notes of $26,691,000 and other business activities.

The existing long-term debt of the Company at March 31, 2017 includes the principal balance of $1,761,200,000 under its Senior Notes, Ascent Intercompany Loan, Credit Facility term loan, and Credit Facility revolver. The Senior Notes have an outstanding principal balance of $585,000,000 as of March 31, 2017 and mature on April 1, 2020. The Ascent Intercompany Loan has an outstanding principal balance of $12,000,000 and matures on October 1, 2020. The Credit Facility term loan has an outstanding principal balance of $1,094,500,000 as of March 31, 2017 and requires principal payments of $2,750,000 per quarter with the remaining amount becoming due on September 30, 2022 The Credit Facility revolver has an outstanding balance of $69,700,000 as of March 31, 2017 and becomes due on September 30, 2021.

In considering our liquidity requirements for the remainder of 2017, we evaluated our known future commitments and obligations. We will require the availability of funds to finance our strategy to grow through the acquisition of subscriber accounts. We considered the expected operating cash flows as well as the borrowing capacity of our Credit Facility revolver, under which we could borrow an additional $225,300,000 as of March 31, 2017. Based on this analysis, we expect that cash on hand, cash flow generated from operations and available borrowings under the Credit Facility revolver will provide sufficient liquidity, given our anticipated current and future requirements.

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

Tabular Presentation of Interest Rate Risk

The table below provides information about our outstanding debt obligations and derivative financial instruments that are sensitive to changes in interest rates.  Interest rate swaps are presented at their fair value amount and by maturity date as of March 31, 2017.  Debt amounts represent principal payments by maturity date as of March 31, 2017.

Year of Maturity	Fixed Rate Derivative Instruments, net (a)	Variable Rate Debt	Fixed Rate Debt	Total
	(Amounts in thousands)
Remainder of 2017	$—	$8,250	$—	$8,250
2018	3,660	11,000	—	14,660
2019	—	11,000	—	11,000
2020	—	11,000	597,000	608,000
2021	—	80,700	—	80,700
2022	3,704	1,042,250	—	1,045,954
Thereafter	—	—	—	—
Total	$7,364	$1,164,200	$597,000	$1,768,564

(a)
The derivative financial instruments reflected in this column include four interest rate swaps with a maturity date in 2018 and four interest rate swaps with a maturity date in 2022.  As a result of these interest rate swaps, the Company's current effective weighted average interest rate on the borrowings under the Credit Facility term loans is 7.18%.  See notes 4, 5 and 6 to our condensed consolidated financial statements included in this Quarterly Report for further information.

Item 4.  Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and chief financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Executives concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2017 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There has been no change in the Company’s internal controls over financial reporting that occurred during the three months ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, its internal controls over financial reporting.

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

MONITRONICS INTERNATIONAL, INC.

Date: May 12, 2017	By:	/s/ Jeffery R. Gardner
Jeffery R. Gardner
President and Chief Executive Officer

Date: May 12, 2017	By:	/s/ Michael R. Meyers
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