Form 10-Q
period 2017-06-30
MONITRONICS INTERNATIONAL INC
filed 2017-08-09
CIK 1265107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017
OR
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

As of August 9, 2017, Monitronics International, Inc. is a wholly owned subsidiary of Ascent Capital Group, Inc.

Item 1.  Financial Statements (unaudited).
MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
Amounts in thousands, except share amounts
(unaudited)

	June 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$2,827	$3,177
Trade receivables, net of allowance for doubtful accounts of $2,625 in 2017 and $3,043 in 2016	12,831	13,869
Prepaid and other current assets	7,716	9,360
Total current assets	23,374	26,406
Property and equipment, net of accumulated depreciation of $33,070 in 2017 and $28,825 in 2016	28,999	28,270
Subscriber accounts, net of accumulated amortization of $1,326,947 in 2017 and $1,212,468 in 2016	1,359,721	1,386,760
Dealer network and other intangible assets, net of accumulated amortization of $37,891 in 2017 and $32,976 in 2016	11,909	16,824
Goodwill	563,549	563,549
Other assets	7,244	11,908
Total assets	$1,994,796	$2,033,717
Liabilities and Stockholder's Equity
Current liabilities:
Accounts payable	$10,160	$11,461
Accrued payroll and related liabilities	3,645	4,068
Other accrued liabilities	54,587	31,579
Deferred revenue	15,306	15,147
Holdback liability	11,204	13,916
Current portion of long-term debt	11,000	11,000
Total current liabilities	105,902	87,171
Non-current liabilities:
Long-term debt	1,704,322	1,687,778
Long-term holdback liability	2,251	2,645
Derivative financial instruments	15,624	16,948
Deferred income tax liability, net	19,435	17,330
Other liabilities	7,055	6,900
Total liabilities	1,854,589	1,818,772
Commitments and contingencies
Stockholder's equity:
Common stock, $.01 par value. 1,000 shares authorized, issued and outstanding both at June 30, 2017 and December 31, 2016	—	—
Additional paid-in capital	447,933	446,826
Accumulated deficit	(294,041)	(222,924)
Accumulated other comprehensive loss	(13,685)	(8,957)
Total stockholder's equity	140,207	214,945
Total liabilities and stockholder's equity	$1,994,796	$2,033,717

See accompanying notes to condensed consolidated financial statements.

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
Amounts in thousands
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net revenue	$140,498	143,656	$281,698	286,924
Operating expenses:
Cost of services	29,617	27,637	59,586	57,112
Selling, general, and administrative, including stock-based compensation	60,562	29,203	93,285	57,816
Radio conversion costs	77	7,596	309	16,675
Amortization of subscriber accounts, dealer network and other intangible assets	59,965	61,937	119,512	123,259
Depreciation	2,125	2,025	4,245	4,000
	152,346	128,398	276,937	258,862
Operating income (loss)	(11,848)	15,258	4,761	28,062
Other expense:
Interest expense	36,477	30,024	72,315	61,248
	36,477	30,024	72,315	61,248
Loss before income taxes	(48,325)	(14,766)	(67,554)	(33,186)
Income tax expense	1,779	1,743	3,563	3,533
Net loss	(50,104)	(16,509)	(71,117)	(36,719)
Other comprehensive loss:
Unrealized loss on derivative contracts, net	(5,777)	(4,697)	(4,728)	(16,542)
Total other comprehensive loss, net of tax	(5,777)	(4,697)	(4,728)	(16,542)
Comprehensive loss	$(55,881)	(21,206)	$(75,845)	$(53,261)

See accompanying notes to condensed consolidated financial statements.

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Amounts in thousands
(unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(71,117)	(36,719)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of subscriber accounts, dealer network and other intangible assets	119,512	123,259
Depreciation	4,245	4,000
Stock-based compensation	1,448	1,189
Deferred income tax expense	2,105	2,105
Legal settlement reserve	28,000	—
Amortization of debt discount and deferred debt costs	3,344	3,513
Bad debt expense	4,987	5,133
Other non-cash activity, net	3,539	1,540
Changes in assets and liabilities:
Trade receivables	(3,949)	(5,395)
Prepaid expenses and other assets	1,042	1,762
Subscriber accounts - deferred contract costs	(1,547)	(1,294)
Payables and other liabilities	(10,926)	(8,109)
Net cash provided by operating activities	80,683	90,984
Cash flows from investing activities:
Capital expenditures	(5,752)	(3,100)
Cost of subscriber accounts acquired	(88,287)	(106,805)
Decrease in restricted cash	—	55
Net cash used in investing activities	(94,039)	(109,850)
Cash flows from financing activities:
Proceeds from long-term debt	95,550	88,200
Payments on long-term debt	(82,350)	(69,700)
Value of shares withheld for share-based compensation	(194)	(83)
Net cash provided by financing activities	13,006	18,417
Net decrease in cash and cash equivalents	(350)	(449)
Cash and cash equivalents at beginning of period	3,177	2,580
Cash and cash equivalents at end of period	$2,827	2,131

Supplemental cash flow information:
State taxes paid, net	$3,105	2,745
Interest paid	69,045	60,031
Accrued capital expenditures	493	585

See accompanying notes to condensed consolidated financial statements.

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholder’s Equity
Amounts in thousands, except share amounts
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholder’s Equity
	Shares	Amount
Balance at December 31, 2016	1,000	$—	446,826	(8,957)	(222,924)	$214,945
Net loss	—	—	—	—	(71,117)	(71,117)
Other comprehensive income	—	—	—	(4,728)	—	(4,728)
Stock-based compensation	—	—	1,301	—	—	1,301
Value of shares withheld for minimum tax liability	—	—	(194)	—	—	(194)
Balance at June 30, 2017	1,000	$—	447,933	(13,685)	(294,041)	$140,207

See accompanying notes to condensed consolidated financial statements.

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

(1)    Basis of Presentation

Monitronics International, Inc. and its subsidiaries (collectively, the "Company" or "MONI") are wholly owned subsidiaries of Ascent Capital Group, Inc. ("Ascent Capital").  MONI, and its wholly owned subsidiary LiveWatch Security, LLC ("LiveWatch"), monitor signals arising from burglaries, fires, medical alerts and other events through security systems installed at subscribers' premises, as well as providing for interactive and home automation services.

The unaudited interim financial information of the Company has been prepared in accordance with Article 10 of the Securities and Exchange Commission’s (the "SEC") Regulation S-X. Accordingly, it does not include all of the information required by generally accepted accounting principles in the United States ("U.S. GAAP") for complete financial statements. The Company’s unaudited condensed consolidated financial statements as of June 30, 2017, and for the three and six months ended June 30, 2017 and 2016, include MONI and all of its direct and indirect subsidiaries.  The accompanying interim condensed consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year.  These condensed consolidated financial statements should be read in conjunction with the MONI Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 13, 2017 (the "2016 Form 10-K").

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

(2)    Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). Under the update, revenue will be recognized based on a five-step model. The core principle of the model is that revenue will be recognized when the transfer of promised goods or services to customers is made in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In the third quarter of 2015, the FASB deferred the effective date of the standard to annual and interim periods beginning after December 15, 2017. In March and April 2016, the FASB issued amendments to provide clarification on assessment of collectability criteria, presentation of sales taxes and measurement of non-cash consideration. In addition, the amendment provided clarification and included simplification to transaction guidance on contract modifications and completed contracts at transaction. In December 2016, the FASB issued amendments to provide clarification on codification and guidance application. The standard allows the option of either a full retrospective adoption, meaning the standard is applied to all periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period.

The Company currently plans to adopt ASU 2014-09 using the full retrospective approach. However, a final decision regarding the adoption method has not been made at this time. The Company's final determination will depend on the significance of the impact of the new standard on the Company's financial results.

The Company is continuing its evaluation of the impact of ASU 2014-09 on the accounting policies, processes, and system requirements. The Company has assigned internal resources in addition to the engagement of a third party service provider to assist in the evaluation. While the Company is in the process of assessing revenue recognition and cost deferral policies across each type of its contracts, the Company does not know or cannot reasonably estimate the impact of the adoption ASU 2014-09 on its financial position, results of operations and cash flows.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). Currently, the fair value of the reporting unit is compared with the carrying value of the reporting unit (identified as "Step 1"). If the fair value of the reporting unit is lower than its carrying amount, then the implied fair value of goodwill is calculated. If the implied fair value of goodwill is lower than the carrying value of goodwill an impairment is recognized (identified as "Step 2"). ASU 2017-04 eliminates Step 2 from the impairment test; therefore, a goodwill impairment will be recognized as the difference of the fair value and the carrying value. ASU 2017-04 becomes effective on January 1, 2020 with early adoption permitted. The Company is currently evaluating when to adopt the standard.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting ("ASU 2017-09"). ASU 2017-09 requires modification accounting in Topic 718 to be applied to a change to the terms or conditions of a share-based payment award unless the fair value, vesting conditions and classification of the modified award are the same immediately before and after the modification of the award. ASU 2017-09 is effective for annual and interim periods beginning after December 15, 2017, and requires a prospective approach. Early adoption is permitted. The Company plans to adopt the standard when it becomes effective. The adoption is not expected to have a material impact on the Company's financial position, results of operations and cash flows.

(3)    Other Accrued Liabilities

Other accrued liabilities consisted of the following (amounts in thousands):

	June 30, 2017		December 31, 2016
Interest payable	$14,318		$14,588
Income taxes payable	1,318		2,947
Legal accrual, including settlement reserve	28,326	(a)	271
LiveWatch acquisition retention bonus	—		4,990
Derivative financial instruments	2,634		—
Other	7,991		8,783
Total Other accrued liabilities	$54,587		$31,579

(a)        Amount includes $28,000,000 related to a legal settlement reserve. See note 8, Commitments, Contingencies and Other Liabilities, for further information.

(4)    Long-Term Debt

Long-term debt consisted of the following (amounts in thousands):

	June 30, 2017	December 31, 2016
9.125% Senior Notes due April 1, 2020 with an effective interest rate of 9.5%	$579,033	$578,078
Promissory Note to Ascent Capital due October 1, 2020 with an effective rate of 12.5% (a)	12,000	12,000
Term loan, matures September 30, 2022, LIBOR plus 5.50%, subject to a LIBOR floor of 1.00% with an effective rate of 7.0%	1,062,822	1,066,130
$295 million revolving credit facility, matures September 30, 2021, LIBOR plus 4.00%, subject to a LIBOR floor of 1.00% with an effective rate of 6.4%	61,467	42,570
	1,715,322	1,698,778
Less current portion of long-term debt	(11,000)	(11,000)
Long-term debt	$1,704,322	$1,687,778

(a)	The effective rate was 9.868% until February 29, 2016.

Senior Notes

The senior notes total $585,000,000 in principal, mature on April 1, 2020 and bear interest at 9.125% per annum (the "Senior Notes").  Interest payments are due semi-annually on April 1 and October 1 of each year. The Senior Notes are guaranteed by all of the Company's existing domestic subsidiaries.  Ascent Capital has not guaranteed any of the Company's obligations under the Senior Notes. As of June 30, 2017, the Senior Notes had deferred financing costs, net of accumulated amortization of $5,967,000.

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

As of June 30, 2017, the Credit Facility term loan has a principal amount of $1,091,750,000, maturing on September 30, 2022. The term loan requires quarterly interest payments and quarterly principal payments of $2,750,000. The term loan bears interest at LIBOR plus 5.5%, subject to a LIBOR floor of 1.0%. The Credit Facility revolver has a principal amount outstanding of $63,500,000 as of June 30, 2017 and matures on September 30, 2021. The Credit Facility revolver bears interest at LIBOR plus 4.0%, subject to a LIBOR floor of 1.0%. There is a commitment fee of 0.5% on unused portions of the Credit Facility Revolver. As of June 30, 2017, $231,500,000 is available for borrowing under the Credit Facility revolver.

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

As of June 30, 2017, the Company has deferred financing costs and unamortized discounts, net of accumulated amortization, of $30,961,000 related to the Credit Facility.

In order to reduce the financial risk related to changes in interest rates associated with the floating rate term loan under the Credit Facility term loan, the Company has entered into interest rate swap agreements with terms similar to the Credit Facility term loan (all outstanding interest rate swap agreements are collectively referred to as the “Swaps”). The Swaps have been designated as effective hedges of the Company’s variable rate debt and qualify for hedge accounting.  As a result of these interest rate swaps, the Company's current effective weighted average interest rate on the borrowings under the Credit Facility term loan is 7.18%. See note 5, Derivatives, for further disclosures related to these derivative instruments.

The terms of the Senior Notes and the Credit Facility provide for certain financial and nonfinancial covenants.  As of June 30, 2017, the Company was in compliance with all required covenants under these financing arrangements.

As of June 30, 2017, principal payments scheduled to be made on the Company’s debt obligations are as follows (amounts in thousands):

Remainder of 2017	$5,500
2018	11,000
2019	11,000
2020	608,000
2021	74,500
2022	1,042,250
Thereafter	—
Total principal payments	1,752,250
Less:
Unamortized deferred debt costs and discounts	36,928
Total debt on condensed consolidated balance sheet	$1,715,322

(5)    Derivatives

The Company utilizes interest rate swap agreements to reduce the interest rate risk inherent in the Company's variable rate Credit Facility term loan. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatility. The Company incorporates credit valuation adjustments to appropriately reflect the respective counterparty’s nonperformance risk in the fair value measurements. See note 6, Fair Value Measurements, for additional information about the credit valuation adjustments.

As of June 30, 2017, the Swaps’ outstanding notional balances, effective dates, maturity dates and interest rates paid and received are noted below:

Notional	Effective Date	Maturity Date	Fixed Rate Paid	Variable Rate Received
$521,125,000	March 28, 2013	March 23, 2018	1.884%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor (a)
138,112,500	March 28, 2013	March 23, 2018	1.384%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor (a)
107,977,387	September 30, 2013	March 23, 2018	1.959%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor
107,977,387	September 30, 2013	March 23, 2018	1.850%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor
191,475,002	March 23, 2018	April 9, 2022	3.110%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor (a)
250,000,000	March 23, 2018	April 9, 2022	3.110%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor (a)
50,000,000	March 23, 2018	April 9, 2022	2.504%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor
377,000,000	March 23, 2018	September 30, 2022	1.833%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor

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

All of the Swaps are designated and qualify as cash flow hedging instruments, with the effective portion of the Swaps' change in fair value recorded in Accumulated other comprehensive loss.  Any ineffective portions of the Swaps' change in fair value are recognized in current earnings in Interest expense.  Changes in the fair value of the Swaps recognized in Accumulated other comprehensive loss are reclassified to Interest expense when the hedged interest payments on the underlying debt are recognized.  Amounts in Accumulated other comprehensive loss expected to be recognized in Interest expense in the coming 12 months total approximately $5,216,000.

The impact of the derivatives designated as cash flow hedges on the condensed consolidated financial statements is depicted below (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Effective portion of loss recognized in Accumulated other comprehensive loss	$(7,243)	(6,506)	$(7,976)	(20,163)
Effective portion of loss reclassified from Accumulated other comprehensive loss into Net loss (a)	$(1,466)	(1,809)	$(3,248)	(3,621)
Ineffective portion of amount of loss recognized into Net loss (a)	$(110)	(19)	$(92)	(77)

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

The following summarizes the fair value level of assets and liabilities that are measured on a recurring basis at June 30, 2017 and December 31, 2016 (amounts in thousands):

	Level 1	Level 2	Level 3	Total
June 30, 2017
Interest rate swap agreement - assets (a)	—	5,006	—	5,006
Interest rate swap agreements - liabilities (b)	—	(18,258)	—	(18,258)
Total	$—	(13,252)	—	$(13,252)
December 31, 2016
Interest rate swap agreement - assets (a)	—	8,521	—	8,521
Interest rate swap agreements - liabilities (b)	—	(16,948)	—	(16,948)
Total	$—	(8,427)	—	$(8,427)

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

Carrying values and fair values of financial instruments that are not carried at fair value are as follows (amounts in thousands):

	June 30, 2017	December 31, 2016
Long term debt, including current portion:
Carrying value	$1,715,322	$1,698,778
Fair value (a)	1,731,090	1,716,385

(a)	The fair value is based on market quotations from third party financial institutions and is classified as Level 2 in the hierarchy.

The Company’s other financial instruments, including cash and cash equivalents, accounts receivable and accounts payable are carried at cost, which approximates their fair value because of their short-term maturity.

(7)    Accumulated Other Comprehensive Loss

The following table provides a summary of the changes in Accumulated other comprehensive loss for the period presented (amounts in thousands):

Accumulated other comprehensive loss
Balance at December 31, 2016	(8,957)
Unrealized loss on derivatives recognized through Accumulated other comprehensive loss, net of income tax of $0	(7,976)
Reclassifications of unrealized loss on derivatives into Net loss, net of income tax of $0 (a)	3,248
Net current period other comprehensive loss	(4,728)
Balance at June 30, 2017	(13,685)

(a)	Amounts reclassified into net loss are included in Interest expense on the condensed consolidated statement of operations. See note 5, Derivatives, for further information.

(8)    Commitments, Contingencies and Other Liabilities

The Company was named as a defendant in multiple putative class actions consolidated in U.S. District Court (Northern District of West Virginia) on behalf of purported class(es) of persons who claim to have received telemarketing calls in violation of various state and federal laws. The actions were brought by plaintiffs seeking monetary damages on behalf of all plaintiffs who received telemarketing calls made by a Monitronics Authorized Dealer, or any Authorized Dealer’s lead generator or sub-dealer. During the three months ended June 30, 2017, the Company and the plaintiffs agreed to settle this litigation, and the Company has set up a legal reserve for $28,000,000. The Company is actively seeking to recover $28,000,000 under its insurance policies in connection with the settlement. The settlement remains subject to court approval and the court’s entry of a final order dismissing the actions.

In addition to the above, the Company is also involved in litigation and similar claims incidental to the conduct of its business, including from time to time, contractual disputes, claims related to alleged security system failures and claims related to alleged violations of the U.S. Telephone Consumer Protection Act. Matters that are probable of unfavorable outcome to the Company and which can be reasonably estimated are accrued. Such accruals are based on information known about the matters, management's estimate of the outcomes of such matters and experience in contesting, litigating and settling similar matters. In management's opinion, none of the pending actions are likely to have a material adverse impact on the Company's financial position or results of operations. The Company accrues and expenses legal fees related to loss contingency matters as incurred.

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

As they arise, transactions between segments are recorded on an arm's length basis using relevant market prices. The following table sets forth selected data from the accompanying condensed consolidated statements of operations for the periods indicated (amounts in thousands):

	MONI	LiveWatch	Consolidated
	Three Months Ended June 30, 2017
Net revenue	$133,536	$6,962	$140,498
Depreciation and amortization	$60,975	$1,115	$62,090
Net loss before income taxes	$(43,480)	$(4,845)	$(48,325)

	Three Months Ended June 30, 2016
Net revenue	$138,174	$5,482	$143,656
Depreciation and amortization	$62,877	$1,085	$63,962
Net loss before income taxes	$(9,703)	$(5,063)	$(14,766)

	Six Months Ended June 30, 2017
Net revenue	$267,944	$13,754	$281,698
Depreciation and amortization	$121,483	$2,274	$123,757
Net loss before income taxes	$(56,779)	$(10,775)	$(67,554)

	Six Months Ended June 30, 2016
Net revenue	$276,270	$10,654	$286,924
Depreciation and amortization	$125,029	$2,230	$127,259
Net loss before income taxes	$(22,854)	$(10,332)	$(33,186)

The following table sets forth selected data from the accompanying condensed consolidated balance sheets for the periods indicated (amounts in thousands):

	MONI	LiveWatch	Eliminations	Consolidated
	Balance at June 30, 2017
Subscriber accounts, net of amortization	$1,338,117	$21,604	$—	$1,359,721
Goodwill	$527,502	$36,047	$—	$563,549
Total assets	$2,038,719	$63,719	$(107,642)	$1,994,796

	Balance at December 31, 2016
Subscriber accounts, net of amortization	$1,364,804	$21,956	$—	$1,386,760
Goodwill	$527,502	$36,047	$—	$563,549
Total assets	$2,062,838	$63,916	$(93,037)	$2,033,717

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

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidating Balance Sheet
(unaudited)

	As of June 30, 2017
	Parent Issuer	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Assets
Current assets:
Cash and cash equivalents	$1,636	1,191	—	—	2,827
Trade receivables, net	12,291	540	—	—	12,831
Prepaid and other current assets	63,096	1,930	—	(57,310)	7,716
Total current assets	77,023	3,661	—	(57,310)	23,374

Investment in subsidiaries	12,337	—	—	(12,337)	—
Property and equipment, net	27,048	1,951	—	—	28,999
Subscriber accounts, net	1,322,397	37,324	—	—	1,359,721
Dealer network and other intangible assets, net	10,912	997	—	—	11,909
Goodwill	527,191	36,358	—	—	563,549
Other assets, net	7,218	26	—	—	7,244
Total assets	$1,984,126	80,317	—	(69,647)	1,994,796

Liabilities and Stockholder's Equity
Current liabilities:
Accounts payable	$8,356	1,804	—	—	10,160
Accrued payroll and related liabilities	3,097	548	—	—	3,645
Other accrued liabilities	53,987	57,910	—	(57,310)	54,587
Deferred revenue	13,881	1,425	—	—	15,306
Holdback liability	10,688	516	—	—	11,204
Current portion of long-term debt	11,000	—	—	—	11,000
Total current liabilities	101,009	62,203	—	(57,310)	105,902

Non-current liabilities:
Long-term debt	1,704,322	—	—	—	1,704,322
Long-term holdback liability	2,251	—	—	—	2,251
Derivative financial instruments	15,624	—	—	—	15,624
Deferred income tax liability, net	17,312	2,123	—	—	19,435
Other liabilities	3,401	3,654	—	—	7,055
Total liabilities	1,843,919	67,980	—	(57,310)	1,854,589

Total stockholder's equity	140,207	12,337	—	(12,337)	140,207
Total liabilities and stockholder's equity	$1,984,126	80,317	—	(69,647)	1,994,796

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

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
(unaudited)

	Three Months Ended June 30, 2017
	Parent Issuer	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Net revenue	$132,223	8,275	—	—	140,498
					0
Operating expenses:					0
Cost of services	25,956	3,661	—	—	29,617
Selling, general, and administrative, including stock-based compensation	53,453	7,109	—	—	60,562
Radio conversion costs	72	5	—	—	77
Amortization of subscriber accounts, dealer network and other intangible assets	58,373	1,592	—	—	59,965
Depreciation	1,960	165	—	—	2,125
	139,814	12,532	—	—	152,346
Operating loss	(7,591)	(4,257)	—	—	(11,848)
Other expense:
Equity in loss of subsidiaries	4,515	—	—	(4,515)	—
Interest expense	36,477	—	—	—	36,477
	40,992	—	—	(4,515)	36,477
Loss before income taxes	(48,583)	(4,257)	—	4,515	(48,325)
Income tax expense	1,521	258	—	—	1,779
Net loss	(50,104)	(4,515)	—	4,515	(50,104)
Other comprehensive loss:
Unrealized loss on derivative contracts	(5,777)	—	—	—	(5,777)
Total other comprehensive loss	(5,777)	—	—	—	(5,777)
Comprehensive loss	$(55,881)	(4,515)	—	4,515	(55,881)

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
(unaudited)

	Three Months Ended June 30, 2016
	Parent Issuer	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Net revenue	$137,212	6,444	—	—	143,656
					0
Operating expenses:					0
Cost of services	24,504	3,133	—	—	27,637
Selling, general, and administrative, including stock-based compensation	22,857	6,346	—	—	29,203
Radio conversion costs	7,542	54	—	—	7,596
Amortization of subscriber accounts, dealer network and other intangible assets	60,482	1,455	—	—	61,937
Depreciation	1,939	86	—	—	2,025
	117,324	11,074	—	—	128,398
Operating income (loss)	19,888	(4,630)	—	—	15,258
Other expense:
Equity in loss of subsidiaries	4,860	—	—	(4,860)	—
Interest expense	30,019	5	—	—	30,024
	34,879	5	—	(4,860)	30,024
Loss before income taxes	(14,991)	(4,635)	—	4,860	(14,766)
Income tax expense	1,518	225	—	—	1,743
Net loss	(16,509)	(4,860)	—	4,860	(16,509)
Other comprehensive loss:
Unrealized loss on derivative contracts	(4,697)	—	—	—	(4,697)
Total other comprehensive loss	(4,697)	—	—	—	(4,697)
Comprehensive loss	$(21,206)	(4,860)	—	4,860	(21,206)

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
(unaudited)

	Six Months Ended June 30, 2017
	Parent Issuer	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Net revenue	$265,341	16,357	—	—	281,698
					0
Operating expenses:					0
Cost of services	52,263	7,323	—	—	59,586
Selling, general, and administrative, including stock-based compensation	78,170	15,115	—	—	93,285
Radio conversion costs	259	50	—	—	309
Amortization of subscriber accounts, dealer network and other intangible assets	116,276	3,236	—	—	119,512
Depreciation	3,936	309	—	—	4,245
	250,904	26,033	—	—	276,937
Operating income (loss)	14,437	(9,676)	—	—	4,761
Other expense:
Equity in loss of subsidiaries	10,197	—	—	(10,197)	—
Interest expense	72,310	5	—	—	72,315
	82,507	5	—	(10,197)	72,315
Loss before income taxes	(68,070)	(9,681)	—	10,197	(67,554)
Income tax expense	3,047	516	—	—	3,563
Net loss	(71,117)	(10,197)	—	10,197	(71,117)
Other comprehensive loss:
Unrealized loss on derivative contracts	(4,728)	—	—	—	(4,728)
Total other comprehensive loss	(4,728)	—	—	—	(4,728)
Comprehensive loss	$(75,845)	(10,197)	—	10,197	(75,845)

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
(unaudited)

	Six Months Ended June 30, 2016
	Parent Issuer	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Net revenue	$274,519	12,405	—	—	286,924
					0
Operating expenses:					0
Cost of services	50,746	6,366	—	—	57,112
Selling, general, and administrative, including stock-based compensation	45,388	12,428	—	—	57,816
Radio conversion costs	16,621	54	—	—	16,675
Amortization of subscriber accounts, dealer network and other intangible assets	120,310	2,949	—	—	123,259
Depreciation	3,849	151	—	—	4,000
	236,914	21,948	—	—	258,862
Operating income (loss)	37,605	(9,543)	—	—	28,062
Other expense:
Equity in loss of subsidiaries	10,001	—	—	(10,001)	—
Interest expense	61,239	9	—	—	61,248
	71,240	9	—	(10,001)	61,248
Loss before income taxes	(33,635)	(9,552)	—	10,001	(33,186)
Income tax expense	3,084	449	—	—	3,533
Net loss	(36,719)	(10,001)	—	10,001	(36,719)
Other comprehensive loss:
Unrealized loss on derivative contracts	(16,542)	—	—	—	(16,542)
Total other comprehensive loss	(16,542)	—	—	—	(16,542)
Comprehensive loss	$(53,261)	(10,001)	—	10,001	(53,261)

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidating Statement of Cash Flows
(unaudited)

	Six Months Ended June 30, 2017
	Parent Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Net cash provided by operating activities	$78,832	1,851	—	—	80,683
Investing activities:
Capital expenditures	(5,110)	(642)	—	—	(5,752)
Cost of subscriber accounts acquired	(86,831)	(1,456)	—	—	(88,287)
Net cash used in investing activities	(91,941)	(2,098)	—	—	(94,039)
Financing activities:
Proceeds from long-term debt	95,550	—	—	—	95,550
Payments on long-term debt	(82,350)	—	—	—	(82,350)
Value of shares withheld for share-based compensation	(194)	—	—	—	(194)
Net cash provided by financing activities	13,006	—	—	—	13,006
Net decrease in cash and cash equivalents	(103)	(247)	—	—	(350)
Cash and cash equivalents at beginning of period	1,739	1,438	—	—	3,177
Cash and cash equivalents at end of period	$1,636	1,191	—	—	2,827

	Six Months Ended June 30, 2016
	Parent Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Net cash provided by operating activities	$86,664	4,320	—	—	90,984
Investing activities:
Capital expenditures	(2,408)	(692)	—	—	(3,100)
Cost of subscriber accounts acquired	(103,046)	(3,759)	—	—	(106,805)
Increase in restricted cash	55	—	—	—	55
Net cash used in investing activities	(105,399)	(4,451)	—	—	(109,850)
Financing activities:
Proceeds from long-term debt	88,200	—		—	88,200
Payments on long-term debt	(69,700)	—	—	—	(69,700)
Value of shares withheld for share-based compensation	(83)	—	—	—	(83)
Net cash provided by financing activities	18,417	—	—	—	18,417
Net decrease in cash and cash equivalents	(318)	(131)	—	—	(449)
Cash and cash equivalents at beginning of period	1,513	1,067	—	—	2,580
Cash and cash equivalents at end of period	$1,195	936	—	—	2,131

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

Overview

MONI, and its wholly owned subsidiary LiveWatch Security, LLC ("LiveWatch"), monitor signals arising from burglaries, fires, medical alerts and other events through security systems installed at subscribers' premises, as well as providing for interactive and home automation services.

Attrition

Account cancellation, otherwise referred to as subscriber attrition, has a direct impact on the number of subscribers that the Company services and on its financial results, including revenues, operating income and cash flow.  A portion of the subscriber base can be expected to cancel its service every year. Subscribers may choose not to renew or terminate their contract for a variety of reasons, including relocation, cost and switching to a competitor's service.  The largest categories of canceled accounts relate to subscriber relocation or the inability to contact the subscriber.  The Company defines its attrition rate as the number of canceled accounts in a given period divided by the weighted average of number of subscribers for that period.  The Company considers an account canceled if payment from the subscriber is deemed uncollectible or if the subscriber cancels for various reasons.  If a subscriber relocates but continues its service, this is not a cancellation.  If the subscriber relocates, discontinues its service and a new subscriber takes over the original subscriber's service continuing the revenue stream, this is also not a cancellation.  The Company adjusts the number of canceled accounts by excluding those that are contractually guaranteed by its dealers.  The typical dealer contract provides that if a subscriber cancels in the first year of its contract, the dealer must either replace the canceled account with a new one or refund to the Company the cost paid to acquire the contract. To help ensure the dealer’s obligation to the Company, the Company typically maintains a dealer funded holdback reserve ranging from 5-8% of subscriber accounts in the guarantee period.  In some cases, the amount of the holdback liability is less than actual attrition experience.

The table below presents subscriber data for the twelve months ended June 30, 2017 and 2016:

	Twelve Months Ended June 30,
	2017	2016
Beginning balance of accounts	1,074,922	1,092,083
Accounts acquired	114,955	148,620
Accounts canceled	(154,969)	(150,703)
Canceled accounts guaranteed by dealer and other adjustments (a) (b)	(13,985)	(15,078)
Ending balance of accounts	1,020,923	1,074,922
Monthly weighted average accounts	1,047,754	1,085,600
Attrition rate - Unit	14.8%	13.9%
Attrition rate - RMR (c)	13.4%	12.5%

(a)	Includes canceled accounts that are contractually guaranteed to be refunded from holdback.

(b)
Includes an estimated 6,653 and 7,200 accounts included in our Radio Conversion Program that primarily canceled in excess of their expected attrition for the twelve months ending June 30, 2017 and 2016, respectively.

(c)
The recurring monthly revenue ("RMR") of canceled accounts follows the same definition as subscriber unit attrition as noted above. RMR attrition is defined as the RMR of canceled accounts in a given period, adjusted for the impact of price increases or decreases in that period, divided by the weighted average of RMR for that period.

The unit attrition rate for the twelve months ended June 30, 2017 and 2016 was 14.8% and 13.9%, respectively. Contributing to the increase in attrition was the number of subscriber accounts with 5-year contracts reaching the end of their initial contract term in the period, as well as our more aggressive price increase strategy. Overall attrition reflects the impact of the Pinnacle Security bulk buys, where the Company purchased approximately 113,000 accounts from Pinnacle Security in 2012 and 2013, which are now experiencing normal end-of-term attrition. The unit attrition rate without the Pinnacle Security accounts (core attrition) for the twelve months ended June 30, 2017 and 2016 was 14.1% and 13.2%, respectively.

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

Accounts Acquired

During the three months ended June 30, 2017 and 2016, the Company acquired 26,782 and 37,284 subscriber accounts, respectively. During the six months ended June 30, 2017 and 2016, the Company acquired 56,158 and 66,495 subscriber accounts, respectively. Accounts acquired for the three and six months ended June 30, 2017 reflect bulk buys of approximately 450 and 3,450 accounts, respectively. Accounts acquired for the three and six months ended June 30, 2016 reflect bulk buys of approximately 6,300 and 6,700 accounts.

RMR acquired during the three months ended June 30, 2017 and 2016 was $1,304,000 and $1,734,000, respectively. RMR acquired during the six months ended June 30, 2017 and 2016 was $2,740,000 and $3,058,000, respectively.

Adjusted EBITDA

We evaluate the performance of our operations based on financial measures such as revenue and "Adjusted EBITDA." Adjusted EBITDA is defined as net income (loss) before interest expense, interest income, income taxes, depreciation, amortization (including the amortization of subscriber accounts, dealer network and other intangible assets), restructuring charges, stock-based and long-term incentive compensation, and other non-cash or non-recurring charges. We believe that Adjusted EBITDA is an important indicator of the operational strength and performance of its business, including the business' ability to fund its ongoing acquisition of subscriber accounts, its capital expenditures and to service its debt. In addition, this measure is used by management to evaluate operating results and perform analytical comparisons and identify strategies to improve performance. Adjusted EBITDA is also a measure that is customarily used by financial analysts to evaluate the financial performance of companies in the security alarm monitoring industry and is one of the financial measures, subject to certain adjustments, by which our covenants are calculated under the agreements governing our debt obligations. Adjusted EBITDA does not represent cash flow from operations as defined by generally accepted accounting principles in the United States ("GAAP"), should not be construed as an alternative to net income or loss and is indicative neither of our results of operations nor of cash flows available to fund all of our cash needs. It is, however, a measurement that we believe is useful to investors in analyzing our operating performance. Accordingly, Adjusted EBITDA should be considered in addition to, but not as a substitute for, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. Adjusted EBITDA is a non-GAAP financial measure. As companies often define non-GAAP financial measures differently, Adjusted EBITDA as calculated by MONI should not be compared to any similarly titled measures reported by other companies.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net revenue	$140,498	143,656	$281,698	286,924
Cost of services	29,617	27,637	59,586	57,112
Selling, general, and administrative	60,562	29,203	93,285	57,816
Amortization of subscriber accounts, dealer network and other intangible assets	59,965	61,937	119,512	123,259
Interest expense	36,477	30,024	72,315	61,248
Income tax expense	1,779	1,743	3,563	3,533
Net loss	(50,104)	(16,509)	(71,117)	(36,719)

Adjusted EBITDA (a)	$80,654	88,639	$162,876	175,659
Adjusted EBITDA as a percentage of Net revenue	57.4%	61.7%	57.8%	61.2%

Pre-SAC Adjusted EBITDA (b)	$88,853	94,177	$178,716	186,268
Pre-SAC Adjusted EBITDA as a percentage of Pre-SAC net revenue (c)	63.8%	66.1%	64.0%	65.5%

(a)	See reconciliation of net loss to Adjusted EBITDA below.

(b)	See reconciliation of Adjusted EBITDA to Pre-SAC Adjusted EBITDA below.

(c)	Presented below is the reconciliation of Net revenue to Pre-SAC net revenue (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net revenue, as reported	$140,498	143,656	$281,698	286,924
Revenue associated with subscriber acquisition cost	(1,251)	(1,257)	(2,643)	(2,552)
Pre-SAC net revenue	$139,247	142,399	$279,055	284,372

Net revenue.  Net revenue decreased $3,158,000, or 2.2%, and $5,226,000, or 1.8%, for the three and six months ended June 30, 2017, respectively, as compared to the corresponding prior year periods. The decrease in net revenue is attributable to the lower average number of subscribers in 2017. This decrease was partially offset by an increase in average RMR per subscriber due to certain price increases enacted during the past twelve months and an increase in average RMR per new subscriber acquired. Average RMR per subscriber increased from $42.70 as of June 30, 2016 to $43.84 as of June 30, 2017.

Cost of services.  Cost of services increased $1,980,000, or 7.2%, and $2,474,000, or 4.3%, for the three and six months ended June 30, 2017, respectively, as compared to the corresponding prior year periods. The increase is primarily attributable to increased field service costs due to a higher volume of retention jobs being completed and an increase in expensed subscriber acquisition costs attributable to MONI, as a result of the initiation of MONI's direct installation sales channel. Subscriber acquisition costs include expensed MONI and LiveWatch equipment costs and MONI labor costs associated with the creation of new subscribers of $2,803,000 and $5,467,000 for the three and six months ended June 30, 2017, respectively, as compared to $2,081,000 and $4,333,000 for the three and six months ended June 30, 2016, respectively. Cost of services as a percent of net revenue increased from 19.2% and 19.9% for the three and six months ended June 30, 2016, respectively, to 21.1% and 21.2% for the three and six months ended June 30, 2017, respectively.

Selling, general and administrative.  Selling, general and administrative costs ("SG&A") increased $31,359,000, or 107.4%, and $35,469,000, or 61.3%, for the three and six months ended June 30, 2017, respectively, as compared to the corresponding prior year periods.  The increase for both the three and six months is primarily attributable to a $28,000,000 legal settlement reserve recognized in the second quarter of 2017 in relation to class action litigation of alleged violation of telemarketing laws. Also contributing to the change are increased subscriber acquisition costs (marketing and sales costs related to the creation of new subscribers) and consulting fees related to future cost reduction initiatives at MONI. Subscriber acquisition costs increased to $6,647,000 and $13,016,000 for the three and six months ended June 30, 2017, respectively, as compared to $4,714,000 and $8,828,000 for the three and six months ended June 30, 2016, respectively, primarily as a result of increased direct-to-consumer sales activities at MONI. SG&A as a percent of net revenue increased from 20.3% and 20.2% for the three and six months ended June 30, 2016 to 43.1% and 33.1% for the three and six months ended June 30, 2017, respectively.

Amortization of subscriber accounts, dealer network and other intangible assets.  Amortization of subscriber accounts, dealer network and other intangible assets decreased $1,972,000 and $3,747,000, or 3.2% and 3.0%, for the three and six months ended June 30, 2017, respectively, as compared to the corresponding prior year periods.  The decrease is related to the timing of amortization of subscriber accounts acquired prior to the second quarter of 2016, which have a lower rate of amortization in 2017 based on the applicable double declining balance amortization method. The decrease is partially offset by increased amortization related to accounts acquired subsequent to June 30, 2016.

Interest expense.  Interest expense increased $6,453,000 and $11,067,000, for the three and six months ended June 30, 2017, respectively, as compared to the corresponding prior year periods. The increase in interest expense is attributable to increases in the Company's consolidated debt balance and higher applicable margins on Credit Facility borrowings as a result of the September 2016 Credit Facility refinancing.

Income tax expense from continuing operations.  The Company had pre-tax loss from continuing operations of $48,325,000 and $67,554,000 and income tax expense of $1,779,000 and $3,563,000 for the three and six months ended June 30, 2017, respectively.  The Company had pre-tax loss from continuing operations of $14,766,000 and $33,186,000 and income tax expense of $1,743,000 and $3,533,000 for the three and six months ended June 30, 2016, respectively. Income tax expense for the three and six months ended June 30, 2017 and 2016 is attributable to the Company's state tax expense and the deferred tax impact from amortization of deductible goodwill related to the Company's recent business acquisitions.

Net loss. The Company had net loss of $50,104,000 and $71,117,000 for the three and six months ended June 30, 2017, respectively, as compared to $16,509,000 and $36,719,000 for the three and six months ended June 30, 2016, respectively. The increase in net loss is primarily driven by the $28,000,000 legal settlement reserve recognized in the second quarter of 2017, as well as increases in other operating costs and decreases in revenue as discussed above. These changes were offset by a reduction in Radio conversion costs, as MONI has substantially completed its radio conversion program in 2016.

Adjusted EBITDA and Pre-SAC Adjusted EBITDA. The following table provides a reconciliation of net loss to total Adjusted EBITDA to Pre-SAC Adjusted EBITDA for the periods indicated (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(50,104)	(16,509)	$(71,117)	(36,719)
Amortization of subscriber accounts, dealer network and other intangible assets	59,965	61,937	119,512	123,259
Depreciation	2,125	2,025	4,245	4,000
Stock-based compensation	930	667	1,448	1,189
Radio conversion costs	77	7,596	309	16,675
Rebranding marketing program	33	64	880	237
LiveWatch acquisition contingent bonus charges	387	1,092	1,355	1,992
Integration / implementation of company initiatives	1,389	—	2,030	—
Severance expense (a)	—	—	27	245
Impairment of capitalized software	—	—	713	—
Gain on revaluation of acquisition dealer liabilities	(404)	—	(404)	—
Legal settlement reserve	28,000	—	28,000	—
Interest expense	36,477	30,024	72,315	61,248
Income tax expense	1,779	1,743	3,563	3,533
Adjusted EBITDA	80,654	88,639	162,876	175,659
Gross subscriber acquisition costs (b)	9,450	6,795	18,483	13,161
Revenue associated with subscriber acquisition costs (b)	(1,251)	(1,257)	(2,643)	(2,552)
Pre-SAC Adjusted EBITDA	$88,853	94,177	$178,716	186,268

(a)	Severance expense related to a 2016 reduction in headcount event and transitioning executive leadership at MONI.

(b)
Gross subscriber acquisition costs and Revenue associated with subscriber acquisition costs for the three and six months ended June 30, 2016 has been restated to include $974,000 and $1,341,000 of costs, respectively, and $207,000 and $377,000 of revenue, respectively, related to MONI's direct-to-consumer sales channel activities for the period.

Adjusted EBITDA decreased $7,985,000, or 9.0%, and $12,783,000, or 7.3%, for the three and six months ended June 30, 2017, respectively, as compared to the corresponding prior year periods. The decrease is the result of lower revenues, as discussed above, and an increase in subscriber acquisition costs, net of related revenue, which is primarily associated with an increase in MONI's direct-to-consumer sales activities. Subscriber acquisition costs, net of related revenue, increased from $5,538,000 and $10,609,000 for the three and six months ended June 30, 2016, respectively, to $8,199,000 and $15,840,000 for the three and six months ended June 30, 2017, respectively.

Pre-SAC Adjusted EBITDA decreased $5,324,000, or 5.7%, and $7,552,000, or 4.1%, for the three and six months ended June 30, 2017, respectively, as compared to the corresponding prior year periods which is primarily attributable to lower Pre-SAC revenues and increased field service retention costs as discussed above.

Liquidity and Capital Resources

At June 30, 2017, we had $2,827,000 of cash and cash equivalents.  Our primary sources of funds are our cash flows from operating activities which are generated from alarm monitoring and related service revenues.  During the six months ended June 30, 2017 and 2016, our cash flow from operating activities was $80,683,000 and $90,984,000, respectively.  The primary driver of our cash flow from operating activities is Adjusted EBITDA.  Fluctuations in our Adjusted EBITDA and the components of that measure are discussed in “Results of Operations” above.  In addition, our cash flow from operating activities may be significantly impacted by changes in working capital.

During the six months ended June 30, 2017 and 2016, the Company used cash of $88,287,000 and $106,805,000, respectively, to fund subscriber account acquisitions, net of holdback and guarantee obligations.  In addition, during the six months ended June 30, 2017 and 2016, the Company used cash of $5,752,000 and $3,100,000, respectively, to fund its capital expenditures.

The existing long-term debt of the Company at June 30, 2017 includes the principal balance of $1,752,250,000 under its Senior Notes, Ascent Intercompany Loan, Credit Facility term loan, and Credit Facility revolver. The Senior Notes have an outstanding principal balance of $585,000,000 as of June 30, 2017 and mature on April 1, 2020. The Ascent Intercompany Loan has an outstanding principal balance of $12,000,000 and matures on October 1, 2020. The Credit Facility term loan has an outstanding principal balance of $1,091,750,000 as of June 30, 2017 and requires principal payments of $2,750,000 per quarter with the remaining amount becoming due on September 30, 2022. The Credit Facility revolver has an outstanding balance of $63,500,000 as of June 30, 2017 and becomes due on September 30, 2021.

In considering our liquidity requirements for the remainder of 2017, we evaluated our known future commitments and obligations. We will require the availability of funds to finance our strategy to grow through the acquisition of subscriber accounts. We considered the expected operating cash flows as well as the borrowing capacity of our Credit Facility revolver, under which we could borrow an additional $231,500,000 as of June 30, 2017. Based on this analysis, we expect that cash on hand, cash flow generated from operations and available borrowings under the Credit Facility revolver will provide sufficient liquidity, given our anticipated current and future requirements.

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

Tabular Presentation of Interest Rate Risk

The table below provides information about our outstanding debt obligations and derivative financial instruments that are sensitive to changes in interest rates. Interest rate swaps are presented at their fair value amount and by maturity date as of June 30, 2017.  Debt amounts represent principal payments by maturity date as of June 30, 2017.

Year of Maturity	Fixed Rate Derivative Instruments, net (a)	Variable Rate Debt	Fixed Rate Debt	Total
	(Amounts in thousands)
Remainder of 2017	$—	$5,500	$—	$5,500
2018	2,634	11,000	—	13,634
2019	—	11,000	—	11,000
2020	—	11,000	597,000	608,000
2021	—	74,500	—	74,500
2022	10,618	1,042,250	—	1,052,868
Thereafter	—	—	—	—
Total	$13,252	$1,155,250	$597,000	$1,765,502

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

Item 4.  Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and chief financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Executives concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2017 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There has been no change in the Company’s internal controls over financial reporting that occurred during the three months ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, its internal controls over financial reporting.

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

MONITRONICS INTERNATIONAL, INC.

Date: August 9, 2017	By:	/s/ Jeffery R. Gardner
Jeffery R. Gardner
President and Chief Executive Officer

Date: August 9, 2017	By:	/s/ Michael R. Meyers
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