Form 10-Q
period 2017-09-30
MONITRONICS INTERNATIONAL INC
filed 2017-11-03
CIK 1265107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017
OR
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

As of November 3, 2017, Monitronics International, Inc. is a wholly owned subsidiary of Ascent Capital Group, Inc.

Item 1.  Financial Statements (unaudited).
MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
Amounts in thousands, except share amounts
(unaudited)

	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$28,250	$3,177
Trade receivables, net of allowance for doubtful accounts of $3,381 in 2017 and $3,043 in 2016	13,206	13,869
Prepaid and other current assets	8,743	9,360
Total current assets	50,199	26,406
Property and equipment, net of accumulated depreciation of $35,239 in 2017 and $28,825 in 2016	30,953	28,270
Subscriber accounts, net of accumulated amortization of $1,383,804 in 2017 and $1,212,468 in 2016	1,333,627	1,386,760
Dealer network and other intangible assets, net of accumulated amortization of $40,348 in 2017 and $32,976 in 2016	9,452	16,824
Goodwill	563,549	563,549
Other assets	6,868	11,908
Total assets	$1,994,648	$2,033,717
Liabilities and Stockholder's Equity
Current liabilities:
Accounts payable	$10,455	$11,461
Accrued payroll and related liabilities	5,683	4,068
Other accrued liabilities	61,392	31,579
Deferred revenue	14,191	15,147
Holdback liability	10,706	13,916
Current portion of long-term debt	11,000	11,000
Total current liabilities	113,427	87,171
Non-current liabilities:
Long-term debt	1,720,193	1,687,778
Long-term holdback liability	1,982	2,645
Derivative financial instruments	16,122	16,948
Deferred income tax liability, net	20,488	17,330
Other liabilities	6,506	6,900
Total liabilities	1,878,718	1,818,772
Commitments and contingencies
Stockholder's equity:
Common stock, $.01 par value. 1,000 shares authorized, issued and outstanding both at September 30, 2017 and December 31, 2016	—	—
Additional paid-in capital	448,965	446,826
Accumulated deficit	(319,577)	(222,924)
Accumulated other comprehensive loss	(13,458)	(8,957)
Total stockholder's equity	115,930	214,945
Total liabilities and stockholder's equity	$1,994,648	$2,033,717

See accompanying notes to condensed consolidated financial statements.

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
Amounts in thousands
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net revenue	$138,211	142,765	$419,909	429,689
Operating expenses:
Cost of services	30,213	29,049	89,799	86,161
Selling, general and administrative, including stock-based compensation	33,474	29,727	126,759	87,543
Radio conversion costs	74	1,263	383	17,938
Amortization of subscriber accounts, dealer network and other intangible assets	59,384	62,156	178,896	185,415
Depreciation	2,170	2,084	6,415	6,084
	125,315	124,279	402,252	383,141
Operating income	12,896	18,486	17,657	46,548
Other expense:
Interest expense	36,665	30,211	108,980	91,459
Refinancing expense	—	9,348	—	9,348
	36,665	39,559	108,980	100,807
Loss before income taxes	(23,769)	(21,073)	(91,323)	(54,259)
Income tax expense	1,767	1,929	5,330	5,462
Net loss	(25,536)	(23,002)	(96,653)	(59,721)
Other comprehensive income (loss):
Unrealized gain (loss) on derivative contracts, net	227	(2,459)	(4,501)	(19,001)
Total other comprehensive income (loss), net of tax	227	(2,459)	(4,501)	(19,001)
Comprehensive loss	$(25,309)	(25,461)	$(101,154)	$(78,722)

See accompanying notes to condensed consolidated financial statements.

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Amounts in thousands
(unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(96,653)	(59,721)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of subscriber accounts, dealer network and other intangible assets	178,896	185,415
Depreciation	6,415	6,084
Stock-based compensation	2,759	1,870
Deferred income tax expense	3,158	3,158
Legal settlement reserve, net of cash payments	23,000	—
Amortization of debt discount and deferred debt costs	5,065	5,312
Bad debt expense	7,888	7,855
Refinancing expense	—	9,348
Other non-cash activity, net	4,659	2,327
Changes in assets and liabilities:
Trade receivables	(7,225)	(7,906)
Prepaid expenses and other assets	(1,453)	99
Subscriber accounts - deferred contract costs	(2,299)	(2,080)
Payables and other liabilities	3,017	7,307
Net cash provided by operating activities	127,227	159,068
Cash flows from investing activities:
Capital expenditures	(9,999)	(5,071)
Cost of subscriber accounts acquired	(119,081)	(160,117)
Decrease in restricted cash	—	55
Net cash used in investing activities	(129,080)	(165,133)
Cash flows from financing activities:
Proceeds from long-term debt	159,850	1,249,000
Payments on long-term debt	(132,500)	(1,200,009)
Value of shares withheld for share-based compensation	(424)	(109)
Payments of financing costs	—	(16,711)
Net cash provided by financing activities	26,926	32,171
Net increase in cash and cash equivalents	25,073	26,106
Cash and cash equivalents at beginning of period	3,177	2,580
Cash and cash equivalents at end of period	$28,250	28,686

Supplemental cash flow information:
State taxes paid, net	$3,107	2,747
Interest paid	90,637	76,411
Accrued capital expenditures	386	638

See accompanying notes to condensed consolidated financial statements.

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholder’s Equity
Amounts in thousands, except share amounts
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholder’s Equity
	Shares	Amount
Balance at December 31, 2016	1,000	$—	446,826	(8,957)	(222,924)	$214,945
Net loss	—	—	—	—	(96,653)	(96,653)
Other comprehensive loss	—	—	—	(4,501)	—	(4,501)
Stock-based compensation	—	—	2,563	—	—	2,563
Value of shares withheld for minimum tax liability	—	—	(424)	—	—	(424)
Balance at September 30, 2017	1,000	$—	448,965	(13,458)	(319,577)	$115,930

See accompanying notes to condensed consolidated financial statements.

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

(1)    Basis of Presentation

Monitronics International, Inc. and its subsidiaries (collectively, the "Company" or "MONI") are wholly owned subsidiaries of Ascent Capital Group, Inc. ("Ascent Capital").  MONI provides residential customers and commercial client accounts with monitored home and business security systems, as well as interactive and home automation services.  MONI is supported by a network of independent Authorized Dealers providing products and support to customers in the United States, Canada and Puerto Rico.  MONI’s wholly owned subsidiary, LiveWatch Security LLC (“LiveWatch”) is a Do-It-Yourself home security firm, offering professionally monitored security services through a direct-to-consumer sales channel.

The unaudited interim financial information of the Company has been prepared in accordance with Article 10 of the Securities and Exchange Commission’s (the "SEC") Regulation S-X. Accordingly, it does not include all of the information required by generally accepted accounting principles in the United States ("U.S. GAAP") for complete financial statements. The Company’s unaudited condensed consolidated financial statements as of September 30, 2017, and for the three and nine months ended September 30, 2017 and 2016, include MONI and all of its direct and indirect subsidiaries.  The accompanying interim condensed consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year.  These condensed consolidated financial statements should be read in conjunction with the MONI Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 13, 2017 (the "2016 Form 10-K").

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

The Company currently plans to adopt ASU 2014-09 using the modified retrospective approach. However, a final decision regarding the adoption method has not been made at this time. The Company's final determination will depend on the significance of the impact of the new standard on the Company's financial results.

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

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities ("ASU 2017-12") to amend the hedge accounting rules to align risk management activities and financial reporting by simplifying the application of hedge accounting guidance. The guidance expands the ability to hedge nonfinancial and financial risk components and eliminates the requirement to separately measure and report hedge ineffectiveness. Additionally, certain hedge effectiveness assessment requirements may be accomplished qualitatively instead of quantitatively. ASU 2017-12 is effective for annual and interim periods beginning after December 15, 2018 with early adoption permitted. The Company is currently evaluating the impact that ASU 2017-12 will have on its financial position, results of operations and cash flows.

(3)    Other Accrued Liabilities

Other accrued liabilities consisted of the following (amounts in thousands):

	September 30, 2017		December 31, 2016
Interest payable	$27,549		$14,588
Income taxes payable	2,040		2,947
Legal accrual, including settlement reserve	23,378	(a)	271
LiveWatch acquisition retention bonus	—		4,990
Derivative financial instruments	1,631		—
Other	6,794		8,783
Total Other accrued liabilities	$61,392		$31,579

(a)        Amount includes $23,000,000 related to a legal settlement reserve. See note 8, Commitments, Contingencies and Other Liabilities, for further information.

(4)    Long-Term Debt

Long-term debt consisted of the following (amounts in thousands):

	September 30, 2017	December 31, 2016
9.125% Senior Notes due April 1, 2020 with an effective interest rate of 9.5%	$579,525	$578,078
Promissory Note to Ascent Capital due October 1, 2020 with an effective rate of 12.5% (a)	12,000	12,000
Term loan, matures September 30, 2022, LIBOR plus 5.50%, subject to a LIBOR floor of 1.00% with an effective rate of 7.2%	1,061,199	1,066,130
$295 million revolving credit facility, matures September 30, 2021, LIBOR plus 4.00%, subject to a LIBOR floor of 1.00% with an effective rate of 5.1%	78,469	42,570
	1,731,193	1,698,778
Less current portion of long-term debt	(11,000)	(11,000)
Long-term debt	$1,720,193	$1,687,778

(a)	The effective rate was 9.868% until February 29, 2016.

Senior Notes

The senior notes total $585,000,000 in principal, mature on April 1, 2020 and bear interest at 9.125% per annum (the "Senior Notes").  Interest payments are due semi-annually on April 1 and October 1 of each year. Ascent Capital has not guaranteed any of the Company's obligations under the Senior Notes. As of September 30, 2017, the Senior Notes had deferred financing costs, net of accumulated amortization of $5,475,000.

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

On September 28, 2017, the Company borrowed an incremental $26,691,000 on its Credit Facility revolver to fund its October 2, 2017 interest payment due under the Senior Notes.

As of September 30, 2017, the Credit Facility term loan has a principal amount of $1,089,000,000, maturing on September 30, 2022. The term loan requires quarterly interest payments and quarterly principal payments of $2,750,000. The term loan bears interest at LIBOR plus 5.5%, subject to a LIBOR floor of 1.0%. The Credit Facility revolver has a principal amount outstanding of $80,400,000 as of September 30, 2017 and matures on September 30, 2021. The Credit Facility revolver bears interest at LIBOR plus 4.0%, subject to a LIBOR floor of 1.0%. There is a commitment fee of 0.5% on unused portions of the Credit Facility Revolver. As of September 30, 2017, $214,600,000 is available for borrowing under the Credit Facility revolver.

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

As of September 30, 2017, the Company has deferred financing costs and unamortized discounts, net of accumulated amortization, of $29,732,000 related to the Credit Facility.

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

The terms of the Senior Notes and the Credit Facility provide for certain financial and nonfinancial covenants.  As of September 30, 2017, the Company was in compliance with all required covenants under these financing arrangements.

As of September 30, 2017, principal payments scheduled to be made on the Company’s debt obligations are as follows (amounts in thousands):

Remainder of 2017	$2,750
2018	11,000
2019	11,000
2020	608,000
2021	91,400
2022	1,042,250
Thereafter	—
Total principal payments	1,766,400
Less:
Unamortized deferred debt costs and discounts	35,207
Total debt on condensed consolidated balance sheet	$1,731,193

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

As of September 30, 2017, the Swaps’ outstanding notional balances, effective dates, maturity dates and interest rates paid and received are noted below:

Notional	Effective Date	Maturity Date	Fixed Rate Paid	Variable Rate Received
$519,750,000	March 28, 2013	March 23, 2018	1.884%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor (a)
137,750,000	March 28, 2013	March 23, 2018	1.384%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor (a)
107,694,723	September 30, 2013	March 23, 2018	1.959%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor
107,694,723	September 30, 2013	March 23, 2018	1.850%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor
191,475,002	March 23, 2018	April 9, 2022	3.110%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor (a)
250,000,000	March 23, 2018	April 9, 2022	3.110%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor (a)
50,000,000	March 23, 2018	April 9, 2022	2.504%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor
377,000,000	March 23, 2018	September 30, 2022	1.833%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor

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

All of the Swaps are designated and qualify as cash flow hedging instruments, with the effective portion of the Swaps' change in fair value recorded in Accumulated other comprehensive loss.  Any ineffective portions of the Swaps' change in fair value are recognized in current earnings in Interest expense.  Changes in the fair value of the Swaps recognized in Accumulated other comprehensive loss are reclassified to Interest expense when the hedged interest payments on the underlying debt are recognized.  Amounts in Accumulated other comprehensive loss expected to be recognized in Interest expense in the coming 12 months total approximately $5,775,000.

The impact of the derivatives designated as cash flow hedges on the condensed consolidated financial statements is depicted below (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Effective portion of loss recognized in Accumulated other comprehensive loss	$(914)	(4,284)	$(8,890)	(24,447)
Effective portion of loss reclassified from Accumulated other comprehensive loss into Net loss (a)	$(1,141)	(1,825)	$(4,389)	(5,446)
Ineffective portion of amount of loss recognized into Net loss (a)	$(65)	16	$(157)	(61)

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

The following summarizes the fair value level of assets and liabilities that are measured on a recurring basis at September 30, 2017 and December 31, 2016 (amounts in thousands):

	Level 1	Level 2	Level 3	Total
September 30, 2017
Interest rate swap agreement - assets (a)	—	4,664	—	4,664
Interest rate swap agreements - liabilities (b)	—	(17,753)	—	(17,753)
Total	$—	(13,089)	—	$(13,089)
December 31, 2016
Interest rate swap agreement - assets (a)	—	8,521	—	8,521
Interest rate swap agreements - liabilities (b)	—	(16,948)	—	(16,948)
Total	$—	(8,427)	—	$(8,427)

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

Carrying values and fair values of financial instruments that are not carried at fair value are as follows (amounts in thousands):

	September 30, 2017	December 31, 2016
Long term debt, including current portion:
Carrying value	$1,731,193	$1,698,778
Fair value (a)	1,696,403	1,716,385

(a)	The fair value is based on market quotations from third party financial institutions and is classified as Level 2 in the hierarchy.

The Company’s other financial instruments, including cash and cash equivalents, accounts receivable and accounts payable are carried at cost, which approximates their fair value because of their short-term maturity.

(7)    Accumulated Other Comprehensive Loss

The following table provides a summary of the changes in Accumulated other comprehensive loss for the period presented (amounts in thousands):

Accumulated other comprehensive loss
Balance at December 31, 2016	$(8,957)
Unrealized loss on derivatives recognized through Accumulated other comprehensive loss, net of income tax of $0	(8,890)
Reclassifications of unrealized loss on derivatives into Net loss, net of income tax of $0 (a)	4,389
Net current period other comprehensive loss	(4,501)
Balance at September 30, 2017	$(13,458)

(a)	Amounts reclassified into net loss are included in Interest expense on the condensed consolidated statement of operations. See note 5, Derivatives, for further information.

(8)    Commitments, Contingencies and Other Liabilities

The Company was named as a defendant in multiple putative class actions consolidated in U.S. District Court (Northern District of West Virginia) on behalf of purported class(es) of persons who claim to have received telemarketing calls in violation of various state and federal laws. The actions were brought by plaintiffs seeking monetary damages on behalf of all plaintiffs who received telemarketing calls made by a Monitronics Authorized Dealer, or any Authorized Dealer’s lead generator or sub-dealer. In the second quarter of 2017, the Company and the plaintiffs agreed to settle this litigation for $28,000,000 ("the Settlement Amount"). The Company is actively seeking to recover the Settlement Amount under its insurance policies. The settlement agreement remains subject to court approval and the court’s entry of a final order dismissing the actions. In the third quarter of 2017, the Company paid $5,000,000 of the Settlement Amount pursuant to the settlement agreement with the plaintiffs.

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

As they arise, transactions between segments are recorded on an arm's length basis using relevant market prices. The following table sets forth selected data from the accompanying condensed consolidated statements of operations for the periods indicated (amounts in thousands):

	MONI	LiveWatch	Consolidated
	Three Months Ended September 30, 2017
Net revenue	$130,963	$7,248	$138,211
Depreciation and amortization	$60,390	$1,164	$61,554
Net loss before income taxes	$(17,943)	$(5,826)	$(23,769)

	Three Months Ended September 30, 2016
Net revenue	$136,910	$5,855	$142,765
Depreciation and amortization	$63,117	$1,123	$64,240
Net loss before income taxes	$(15,238)	$(5,835)	$(21,073)

	Nine Months Ended September 30, 2017
Net revenue	$398,907	$21,002	$419,909
Depreciation and amortization	$181,873	$3,438	$185,311
Net loss before income taxes	$(74,722)	$(16,601)	$(91,323)

	Nine Months Ended September 30, 2016
Net revenue	$413,180	$16,509	$429,689
Depreciation and amortization	$188,146	$3,353	$191,499
Net loss before income taxes	$(38,092)	$(16,167)	$(54,259)

The following table sets forth selected data from the accompanying condensed consolidated balance sheets for the periods indicated (amounts in thousands):

	MONI	LiveWatch	Eliminations	Consolidated
	Balance at September 30, 2017
Subscriber accounts, net of amortization	$1,312,214	$21,413	$—	$1,333,627
Goodwill	$527,502	$36,047	$—	$563,549
Total assets	$2,044,106	$62,830	$(112,288)	$1,994,648

	Balance at December 31, 2016
Subscriber accounts, net of amortization	$1,364,804	$21,956	$—	$1,386,760
Goodwill	$527,502	$36,047	$—	$563,549
Total assets	$2,062,838	$63,916	$(93,037)	$2,033,717

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

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidating Balance Sheet
(unaudited)

	As of September 30, 2017
	Parent Issuer	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Assets
Current assets:
Cash and cash equivalents	$27,837	413	—	—	28,250
Trade receivables, net	12,624	582	—	—	13,206
Prepaid and other current assets	68,197	2,190	—	(61,644)	8,743
Total current assets	108,658	3,185	—	(61,644)	50,199

Investment in subsidiaries	6,913	—	—	(6,913)	—
Property and equipment, net	28,896	2,057	—	—	30,953
Subscriber accounts, net	1,296,406	37,221	—	—	1,333,627
Dealer network and other intangible assets, net	8,488	964	—	—	9,452
Goodwill	527,191	36,358	—	—	563,549
Other assets, net	6,841	27	—	—	6,868
Total assets	$1,983,393	79,812	—	(68,557)	1,994,648

Liabilities and Stockholder's Equity
Current liabilities:
Accounts payable	$8,845	1,610	—	—	10,455
Accrued payroll and related liabilities	5,007	676	—	—	5,683
Other accrued liabilities	60,836	62,200	—	(61,644)	61,392
Deferred revenue	12,708	1,483	—	—	14,191
Holdback liability	10,165	541	—	—	10,706
Current portion of long-term debt	11,000	—	—	—	11,000
Total current liabilities	108,561	66,510	—	(61,644)	113,427

Non-current liabilities:
Long-term debt	1,720,193	—	—	—	1,720,193
Long-term holdback liability	1,982	—	—	—	1,982
Derivative financial instruments	16,122	—	—	—	16,122
Deferred income tax liability, net	18,144	2,344	—	—	20,488
Other liabilities	2,461	4,045	—	—	6,506
Total liabilities	1,867,463	72,899	—	(61,644)	1,878,718

Total stockholder's equity	115,930	6,913	—	(6,913)	115,930
Total liabilities and stockholder's equity	$1,983,393	79,812	—	(68,557)	1,994,648

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidating Balance Sheet
(unaudited)

	As of December 31, 2016
	Parent Issuer	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Assets
Current assets:
Cash and cash equivalents	$1,739	1,438	—	—	3,177
Trade receivables, net	13,265	604	—	—	13,869
Prepaid and other current assets	51,251	2,171	—	(44,062)	9,360
Total current assets	66,255	4,213	—	(44,062)	26,406

Investment in subsidiaries	22,533	—	—	(22,533)	—
Property and equipment, net	26,652	1,618	—	—	28,270
Subscriber accounts, net	1,349,285	37,475	—	—	1,386,760
Dealer network and other intangible assets, net	15,762	1,062	—	—	16,824
Goodwill	527,191	36,358	—	—	563,549
Other assets, net	11,889	19	—	—	11,908
Total assets	$2,019,567	80,745	—	(66,595)	2,033,717

Liabilities and Stockholder's Equity
Current liabilities:
Accounts payable	$9,919	1,542	—	—	11,461
Accrued payroll and related liabilities	3,731	337	—	—	4,068
Other accrued liabilities	25,951	49,690	—	(44,062)	31,579
Deferred revenue	13,807	1,340	—	—	15,147
Holdback liability	13,434	482	—	—	13,916
Current portion of long-term debt	11,000	—	—	—	11,000
Total current liabilities	77,842	53,391	—	(44,062)	87,171

Non-current liabilities:
Long-term debt	1,687,778	—	—	—	1,687,778
Long-term holdback liability	2,645	—	—	—	2,645
Derivative financial instruments	16,948	—	—	—	16,948
Deferred income tax liability, net	15,649	1,681	—	—	17,330
Other liabilities	3,760	3,140	—	—	6,900
Total liabilities	1,804,622	58,212	—	(44,062)	1,818,772

Total stockholder's equity	214,945	22,533	—	(22,533)	214,945
Total liabilities and stockholder's equity	$2,019,567	80,745	—	(66,595)	2,033,717

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
(unaudited)

	Three Months Ended September 30, 2017
	Parent Issuer	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Net revenue	$129,501	8,710	—	—	138,211
					0
Operating expenses:					0
Cost of services	26,479	3,734	—	—	30,213
Selling, general, and administrative, including stock-based compensation	25,145	8,329	—	—	33,474
Radio conversion costs	68	6	—	—	74
Amortization of subscriber accounts, dealer network and other intangible assets	57,770	1,614	—	—	59,384
Depreciation	1,980	190	—	—	2,170
	111,442	13,873	—	—	125,315
Operating income (loss)	18,059	(5,163)	—	—	12,896
Other expense:
Equity in loss of subsidiaries	5,423	—	—	(5,423)	—
Interest expense	36,665	—	—	—	36,665
	42,088	—	—	(5,423)	36,665
Loss before income taxes	(24,029)	(5,163)	—	5,423	(23,769)
Income tax expense	1,507	260	—	—	1,767
Net loss	(25,536)	(5,423)	—	5,423	(25,536)
Other comprehensive income (loss):
Unrealized gain on derivative contracts	227	—	—	—	227
Total other comprehensive income	227	—	—	—	227
Comprehensive loss	$(25,309)	(5,423)	—	5,423	(25,309)

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
(unaudited)

	Three Months Ended September 30, 2016
	Parent Issuer	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Net revenue	$135,710	7,055	—	—	142,765
					0
Operating expenses:					0
Cost of services	25,809	3,240	—	—	29,049
Selling, general, and administrative, including stock-based compensation	22,459	7,268	—	—	29,727
Radio conversion costs	1,157	106	—	—	1,263
Amortization of subscriber accounts, dealer network and other intangible assets	60,582	1,574	—	—	62,156
Depreciation	1,981	103	—	—	2,084
	111,988	12,291	—	—	124,279
Operating income (loss)	23,722	(5,236)	—	—	18,486
Other expense:
Equity in loss of subsidiaries	5,544	—	—	(5,544)	—
Interest expense	30,206	5	—	—	30,211
Refinancing expense	9,348	—	—	—	9,348
	45,098	5	—	(5,544)	39,559
Loss before income taxes	(21,376)	(5,241)	—	5,544	(21,073)
Income tax expense	1,626	303	—	—	1,929
Net loss	(23,002)	(5,544)	—	5,544	(23,002)
Other comprehensive loss:
Unrealized loss on derivative contracts	(2,459)	—	—	—	(2,459)
Total other comprehensive loss	(2,459)	—	—	—	(2,459)
Comprehensive loss	$(25,461)	(5,544)	—	5,544	(25,461)

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
(unaudited)

	Nine Months Ended September 30, 2017
	Parent Issuer	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Net revenue	$394,842	25,067	—	—	419,909
					0
Operating expenses:					0
Cost of services	78,742	11,057	—	—	89,799
Selling, general, and administrative, including stock-based compensation	103,315	23,444	—	—	126,759
Radio conversion costs	327	56	—	—	383
Amortization of subscriber accounts, dealer network and other intangible assets	174,046	4,850	—	—	178,896
Depreciation	5,916	499	—	—	6,415
	362,346	39,906	—	—	402,252
Operating income (loss)	32,496	(14,839)	—	—	17,657
Other expense:
Equity in loss of subsidiaries	15,620	—	—	(15,620)	—
Interest expense	108,975	5	—	—	108,980
	124,595	5	—	(15,620)	108,980
Loss before income taxes	(92,099)	(14,844)	—	15,620	(91,323)
Income tax expense	4,554	776	—	—	5,330
Net loss	(96,653)	(15,620)	—	15,620	(96,653)
Other comprehensive loss:
Unrealized loss on derivative contracts	(4,501)	—	—	—	(4,501)
Total other comprehensive loss	(4,501)	—	—	—	(4,501)
Comprehensive loss	$(101,154)	(15,620)	—	15,620	(101,154)

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
(unaudited)

	Nine Months Ended September 30, 2016
	Parent Issuer	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Net revenue	$410,229	19,460	—	—	429,689
					0
Operating expenses:					0
Cost of services	76,555	9,606	—	—	86,161
Selling, general, and administrative, including stock-based compensation	67,847	19,696	—	—	87,543
Radio conversion costs	17,778	160	—	—	17,938
Amortization of subscriber accounts, dealer network and other intangible assets	180,892	4,523	—	—	185,415
Depreciation	5,830	254	—	—	6,084
	348,902	34,239	—	—	383,141
Operating income (loss)	61,327	(14,779)	—	—	46,548
Other expense:
Equity in loss of subsidiaries	15,545	—	—	(15,545)	—
Interest expense	91,445	14	—	—	91,459
Refinancing expense	9,348	—	—	—	9,348
	116,338	14	—	(15,545)	100,807
Loss before income taxes	(55,011)	(14,793)	—	15,545	(54,259)
Income tax expense	4,710	752	—	—	5,462
Net loss	(59,721)	(15,545)	—	15,545	(59,721)
Other comprehensive loss:
Unrealized loss on derivative contracts	(19,001)	—	—	—	(19,001)
Total other comprehensive loss	(19,001)	—	—	—	(19,001)
Comprehensive loss	$(78,722)	(15,545)	—	15,545	(78,722)

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidating Statement of Cash Flows
(unaudited)

	Nine Months Ended September 30, 2017
	Parent Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Net cash provided by operating activities	$125,134	2,093	—	—	127,227
Investing activities:
Capital expenditures	(9,044)	(955)	—	—	(9,999)
Cost of subscriber accounts acquired	(116,918)	(2,163)	—	—	(119,081)
Net cash used in investing activities	(125,962)	(3,118)	—	—	(129,080)
Financing activities:
Proceeds from long-term debt	159,850	—	—	—	159,850
Payments on long-term debt	(132,500)	—	—	—	(132,500)
Value of shares withheld for share-based compensation	(424)	—	—	—	(424)
Net cash provided by financing activities	26,926	—	—	—	26,926
Net increase (decrease) in cash and cash equivalents	26,098	(1,025)	—	—	25,073
Cash and cash equivalents at beginning of period	1,739	1,438	—	—	3,177
Cash and cash equivalents at end of period	$27,837	413	—	—	28,250

	Nine Months Ended September 30, 2016
	Parent Issuer	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Net cash provided by operating activities	$151,459	7,609	—	—	159,068
Investing activities:
Capital expenditures	(4,138)	(933)	—	—	(5,071)
Cost of subscriber accounts acquired	(153,491)	(6,626)	—	—	(160,117)
Increase in restricted cash	55	—	—	—	55
Net cash used in investing activities	(157,574)	(7,559)	—	—	(165,133)
Financing activities:
Proceeds from long-term debt	1,249,000	—	—	—	1,249,000
Payments on long-term debt	(1,200,009)	—	—	—	(1,200,009)
Value of shares withheld for share-based compensation	(109)	—	—	—	(109)
Payments of financing costs	(16,711)	—	—	—	(16,711)
Net cash provided by financing activities	32,171	—	—	—	32,171
Net increase in cash and cash equivalents	26,056	50	—	—	26,106
Cash and cash equivalents at beginning of period	1,513	1,067	—	—	2,580
Cash and cash equivalents at end of period	$27,569	1,117	—	—	28,686

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

•
the regulatory environment in which we operate, including the multiplicity of jurisdictions, state and federal consumer protection laws and licensing requirements to which we and/or our dealers are subject and the risk of new regulations, such as the increasing adoption of "false alarm" ordinances;

•
technological changes which could result in the obsolescence of currently utilized technology and the need for significant upgrade expenditures, including the phase-out of 2G networks by cellular carriers;

•	the trend away from the use of public switched telephone network lines and resultant increase in servicing costs associated with alternative methods of communication;

•
the operating performance of our network, including the potential for service disruptions at both the main monitoring facility and back-up monitoring facility, due to acts of nature or technology deficiencies, and the potential of security breaches related to network or customer information;

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

Overview

Monitronics International, Inc. ("MONI") provides residential customers and commercial client accounts with monitored home and business security systems, as well as interactive and home automation services.  MONI is supported by a network of independent Authorized Dealers providing products and support to customers in the United States, Canada and Puerto Rico.  MONI’s wholly owned subsidiary, LiveWatch Security LLC (“LiveWatch”) is a Do-It-Yourself home security firm, offering professionally monitored security services through a direct-to-consumer sales channel.

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

The table below presents subscriber data for the twelve months ended September 30, 2017 and 2016:

	Twelve Months Ended September 30,
	2017	2016
Beginning balance of accounts	1,059,634	1,091,627
Accounts acquired	103,650	136,414
Accounts canceled	(152,951)	(150,091)
Canceled accounts guaranteed by dealer and other adjustments (a) (b)	(12,246)	(18,316)
Ending balance of accounts	998,087	1,059,634
Monthly weighted average accounts	1,033,150	1,079,100
Attrition rate - Unit	14.8%	13.9%
Attrition rate - RMR (c)	13.5%	12.2%

(a)	Includes canceled accounts that are contractually guaranteed to be refunded from holdback.

(b)
Includes an estimated 4,945 and 10,488 accounts included in our Radio Conversion Program that primarily canceled in excess of their expected attrition for the twelve months ending September 30, 2017 and 2016, respectively.

(c)
The recurring monthly revenue ("RMR") of canceled accounts follows the same definition as subscriber unit attrition as noted above. RMR attrition is defined as the RMR of canceled accounts in a given period, adjusted for the impact of price increases or decreases in that period, divided by the weighted average of RMR for that period.

The unit attrition rate for the twelve months ended September 30, 2017 and 2016 was 14.8% and 13.9%, respectively. Contributing to the increase in attrition was the number of subscriber accounts with 5-year contracts reaching the end of their initial contract term in the period, as well as our more aggressive price increase strategy. Overall attrition reflects the impact of the Pinnacle Security bulk buys, where the Company purchased approximately 113,000 accounts from Pinnacle Security in 2012 and 2013, which are now experiencing normal end-of-term attrition. The unit attrition rate without the Pinnacle Security accounts (core attrition) for the twelve months ended September 30, 2017 and 2016 was 14.0% and 13.3%, respectively.

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

Accounts Acquired

During the three months ended September 30, 2017 and 2016, the Company acquired 21,268 and 32,570 subscriber accounts, respectively. During the nine months ended September 30, 2017 and 2016, the Company acquired 77,423 and 99,065 subscriber accounts, respectively. Accounts acquired for the nine months ended September 30, 2017 reflect bulk buys of approximately 3,500 accounts. Accounts acquired for the nine months ended September 30, 2016 reflect bulk buys of approximately 6,700 accounts. The decrease in accounts acquired for the three and nine months is primarily due to general softness in the dealer channel.  The softness in the dealer channel is generally related to a longer than expected transition from their traditional go-to-market strategies, such as door to door sales, to more sophisticated methods including online sales and marketing.  Additionally, during the three months ended September 30, 2017, MONI discontinued its relationship with its largest dealer in connection with the TCPA settlement. The decrease was partially offset by year over year growth in the direct to consumer sales channels.

RMR acquired during the three months ended September 30, 2017 and 2016 was $1,028,000 and $1,545,000, respectively. RMR acquired during the nine months ended September 30, 2017 and 2016 was $3,768,000 and $4,603,000, respectively.

Impact from Natural Disasters

Hurricanes Harvey, Irma and Maria, which made landfall in Texas, Florida and Puerto Rico, respectively, did not materially impact our results for the third quarter of 2017. MONI has approximately 38,000 and 55,000 subscribers in areas impacted by hurricanes Harvey and Irma, respectively.  In addition, MONI has approximately 36,000 subscribers in the areas impacted by hurricane Maria.  As a result of these events, we may experience increased revenue credits, field service costs, and attrition in future periods. However, the extent to which we may experience these impacts cannot currently be estimated.  We will continue to assess the impact of these events.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net revenue	$138,211	142,765	$419,909	429,689
Cost of services	30,213	29,049	89,799	86,161
Selling, general, and administrative	33,474	29,727	126,759	87,543
Amortization of subscriber accounts, dealer network and other intangible assets	59,384	62,156	178,896	185,415
Interest expense	36,665	30,211	108,980	91,459
Income tax expense	1,767	1,929	5,330	5,462
Net loss	(25,536)	(23,002)	(96,653)	(59,721)

Adjusted EBITDA (a)	$76,910	86,795	$239,786	262,454
Adjusted EBITDA as a percentage of Net revenue	55.6%	60.8%	57.1%	61.1%

Pre-SAC Adjusted EBITDA (b)	$87,134	92,776	$265,850	279,044
Pre-SAC Adjusted EBITDA as a percentage of Pre-SAC net revenue (c)	63.5%	65.6%	63.9%	65.5%

(a)	See reconciliation of net loss to Adjusted EBITDA below.

(b)	See reconciliation of Adjusted EBITDA to Pre-SAC Adjusted EBITDA below.

(c)	Presented below is the reconciliation of Net revenue to Pre-SAC net revenue (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net revenue, as reported	$138,211	142,765	$419,909	429,689
Revenue associated with subscriber acquisition cost	(1,051)	(1,332)	(3,694)	(3,884)
Pre-SAC net revenue	$137,160	141,433	$416,215	425,805

Net revenue.  Net revenue decreased $4,554,000, or 3.2%, and $9,780,000, or 2.3%, for the three and nine months ended September 30, 2017, respectively, as compared to the corresponding prior year periods. The decrease in net revenue is attributable to the lower average number of subscribers in 2017. This decrease was partially offset by an increase in average RMR per subscriber due to certain price increases enacted during the past twelve months and an increase in average RMR per new subscriber acquired. Average RMR per subscriber increased from $42.84 as of September 30, 2016 to $43.79 as of September 30, 2017.

Cost of services.  Cost of services increased $1,164,000, or 4.0%, and $3,638,000, or 4.2%, for the three and nine months ended September 30, 2017, respectively, as compared to the corresponding prior year periods. The increase is primarily attributable to increased field service costs due to a higher volume of retention jobs being completed and an increase in expensed subscriber acquisition costs attributable to MONI, as a result of the initiation of MONI's direct installation sales channel. Subscriber acquisition costs, which include expensed equipment and labor costs associated with the creation of new subscribers for MONI and LiveWatch of $3,307,000 and $8,774,000 for the three and nine months ended September 30, 2017, respectively, as compared to $2,132,000 and $6,466,000 for the three and nine months ended September 30, 2016, respectively. Cost of services as a percent of net revenue increased from 20.3% and 20.1% for the three and nine months ended September 30, 2016, respectively, to 21.9% and 21.4% for the three and nine months ended September 30, 2017, respectively.

Selling, general and administrative.  Selling, general and administrative costs ("SG&A") increased $3,747,000, or 12.6%, for the three months ended September 30, 2017 as compared to the corresponding prior year period.  The increase is primarily attributable to increased subscriber acquisition costs, $1,248,000 of severance charges related to a reduction in force event and transitioning executive leadership at MONI's Dallas, Texas headquarters and consulting fees related to implementation of strategic company initiatives. Subscriber acquisition costs increased to $7,968,000 for the three months ended September 30, 2017 as compared to $5,181,000 for the three months ended September 30, 2016 primarily as a result of increased direct-to-consumer sales activities at MONI. These increases were offset by decreases to the LiveWatch acquisition contingent bonus expense as the Company settled a portion of the bonus earlier in 2017. SG&A as a percent of net revenue increased from 20.8% for the three months ended September 30, 2016 to 24.2% for the three months ended September 30, 2017.

SG&A increased $39,216,000, or 44.8%, for the nine months ended September 30, 2017 as compared to the corresponding prior year period. The increase is primarily attributable to a putative $28,000,000 legal settlement reserve recognized in the second quarter of 2017 in relation to class action litigation that alleged violation of telemarketing laws. Subscriber acquisition costs increased to $20,984,000 for the nine months ended September 30, 2017 as compared to $14,008,000 for the nine months ended September 30, 2016, primarily as a result of increased direct-to-consumer sales activities at MONI. Other increases are attributed to consulting fees incurred on strategic company initiatives as well as the severance event and transitioning executive leadership discussed above. These increases were offset by decreases to the LiveWatch acquisition contingent bonus expense as the Company settled a portion of the bonus earlier in 2017. SG&A as a percent of net revenue increased from 20.4% for the nine months ended September 30, 2016 to 30.2% for the nine months ended September 30, 2017.

Amortization of subscriber accounts, dealer network and other intangible assets.  Amortization of subscriber accounts, dealer network and other intangible assets decreased $2,772,000 and $6,519,000, or 4.5% and 3.5%, for the three and nine months ended September 30, 2017, respectively, as compared to the corresponding prior year periods.  The decrease is related to the timing of amortization of subscriber accounts acquired prior to the third quarter of 2016, which have a lower rate of amortization in 2017 based on the applicable double declining balance amortization method. The decrease is partially offset by increased amortization related to accounts acquired subsequent to September 30, 2016.

Interest expense.  Interest expense increased $6,454,000 and $17,521,000, for the three and nine months ended September 30, 2017, respectively, as compared to the corresponding prior year periods. The increase in interest expense is attributable to increases in the Company's consolidated debt balance and higher applicable margins on Credit Facility borrowings as a result of the September 2016 Credit Facility refinancing.

Income tax expense from continuing operations.  The Company had pre-tax loss from continuing operations of $23,769,000 and $91,323,000 and income tax expense of $1,767,000 and $5,330,000 for the three and nine months ended September 30, 2017, respectively.  The Company had pre-tax loss from continuing operations of $21,073,000 and $54,259,000 and income tax expense of $1,929,000 and $5,462,000 for the three and nine months ended September 30, 2016, respectively. Income tax expense for the three and nine months ended September 30, 2017 and 2016 is attributable to the Company's state tax expense and the deferred tax impact from amortization of deductible goodwill related to the Company's business acquisitions.

Net loss. The Company had net loss of $25,536,000 and $96,653,000 for the three and nine months ended September 30, 2017, respectively, as compared to $23,002,000 and $59,721,000 for the three and nine months ended September 30, 2016, respectively. The increase in net loss for the three months ended September 30, 2017 is primarily driven by the decreases in operating income (which is discussed above) and increases in interest expense. These loss increases were offset by the $9,348,000 in refinancing expenses that was a non-recurring charge incurred in the third quarter of 2016 related to MONI's Credit Facility refinancing. The increase in net loss for the nine months ended September 30, 2017 is primarily related to the $28,000,000 legal settlement reserve recognized in the second quarter of 2017, as well as decreases in operating income. These changes were offset by a reduction in Radio conversion costs in 2017, as MONI has substantially completed its radio conversion program in 2016.

Adjusted EBITDA and Pre-SAC Adjusted EBITDA. The following table provides a reconciliation of net loss to total Adjusted EBITDA to Pre-SAC Adjusted EBITDA for the periods indicated (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(25,536)	(23,002)	$(96,653)	(59,721)
Amortization of subscriber accounts, dealer network and other intangible assets	59,384	62,156	178,896	185,415
Depreciation	2,170	2,084	6,415	6,084
Stock-based compensation	1,311	682	2,759	1,871
Radio conversion costs	74	1,263	383	17,938
Rebranding marketing program	—	602	880	839
LiveWatch acquisition contingent bonus charges	391	1,104	1,746	3,096
Integration / implementation of company initiatives	390	—	2,420	—
Severance expense (a)	1,248	—	1,275	245
Impairment of capitalized software	—	—	713	—
Gain on revaluation of acquisition dealer liabilities	(954)	—	(1,358)	—
Legal settlement reserve	—	—	28,000	—
Software implementation/integration	—	418	—	418
Interest expense	36,665	30,211	108,980	91,459
Refinancing expense	—	9,348	—	9,348
Income tax expense	1,767	1,929	5,330	5,462
Adjusted EBITDA	76,910	86,795	239,786	262,454
Gross subscriber acquisition costs (b)	11,275	7,313	29,758	20,474
Revenue associated with subscriber acquisition costs (b)	(1,051)	(1,332)	(3,694)	(3,884)
Pre-SAC Adjusted EBITDA	$87,134	92,776	$265,850	279,044

(a)	Severance expense related to a reduction in headcount event and transitioning executive leadership at MONI.

(b)
Gross subscriber acquisition costs and Revenue associated with subscriber acquisition costs for the three and nine months ended September 30, 2016 has been restated to include $665,000 and $2,006,000 of costs, respectively, and $207,000 and $584,000 of revenue, respectively, related to MONI's direct-to-consumer sales channel activities for the period.

Adjusted EBITDA decreased $9,885,000, or 11.4%, and $22,668,000, or 8.6%, for the three and nine months ended September 30, 2017, respectively, as compared to the corresponding prior year periods.  The decrease is primarily the result of lower revenues, as discussed above, and an increase in subscriber acquisition costs, net of related revenue, which is primarily associated with an increase in MONI's direct-to-consumer sales activities. Subscriber acquisition costs, net of related revenue, increased from $5,981,000 and $16,590,000 for the three and nine months ended September 30, 2016, respectively, to $10,224,000 and $26,064,000 for the three and nine months ended September 30, 2017, respectively.

Pre-SAC Adjusted EBITDA decreased $5,642,000, or 6.1%, and $13,194,000, or 4.7%, for the three and nine months ended September 30, 2017, respectively, as compared to the corresponding prior year periods which is primarily attributable to lower Pre-SAC revenues and increased field service retention costs as discussed above.

Liquidity and Capital Resources

At September 30, 2017, we had $28,250,000 of cash and cash equivalents.  Our primary sources of funds are our cash flows from operating activities which are generated from alarm monitoring and related service revenues.  During the nine months ended September 30, 2017 and 2016, our cash flow from operating activities was $127,227,000 and $159,068,000, respectively.  The primary driver of our cash flow from operating activities is Adjusted EBITDA.  Fluctuations in our Adjusted EBITDA and the components of that measure are discussed in “Results of Operations” above.  In addition, our cash flow from operating activities may be significantly impacted by changes in working capital.

During the nine months ended September 30, 2017 and 2016, the Company used cash of $119,081,000 and $160,117,000, respectively, to fund subscriber account acquisitions, net of holdback and guarantee obligations.  In addition, during the nine months ended September 30, 2017 and 2016, the Company used cash of $9,999,000 and $5,071,000, respectively, to fund its capital expenditures.

On September 28, 2017, the Company borrowed an incremental $26,691,000 on its Credit Facility revolver to fund its October 2, 2017 interest payment due under the Senior Notes.

The existing long-term debt of the Company at September 30, 2017 includes the principal balance of $1,766,400,000 under its Senior Notes, Ascent Intercompany Loan, Credit Facility term loan, and Credit Facility revolver. The Senior Notes have an outstanding principal balance of $585,000,000 as of September 30, 2017 and mature on April 1, 2020. The Ascent Intercompany Loan has an outstanding principal balance of $12,000,000 and matures on October 1, 2020. The Credit Facility term loan has an outstanding principal balance of $1,089,000,000 as of September 30, 2017 and requires principal payments of $2,750,000 per quarter with the remaining amount becoming due on September 30, 2022. The Credit Facility revolver has an outstanding balance of $80,400,000 as of September 30, 2017 and becomes due on September 30, 2021.

In considering our liquidity requirements for the remainder of 2017, we evaluated our known future commitments and obligations. We will require the availability of funds to finance our strategy to grow through the acquisition of subscriber accounts. We considered the expected operating cash flows as well as the borrowing capacity of our Credit Facility revolver, under which we could borrow an additional $214,600,000 as of September 30, 2017. Based on this analysis, we expect that cash on hand, cash flow generated from operations and available borrowings under the Credit Facility revolver will provide sufficient liquidity, given our anticipated current and future requirements.

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

Tabular Presentation of Interest Rate Risk

The table below provides information about our outstanding debt obligations and derivative financial instruments that are sensitive to changes in interest rates. Interest rate swaps are presented at their fair value amount and by maturity date as of September 30, 2017.  Debt amounts represent principal payments by maturity date as of September 30, 2017.

Year of Maturity	Fixed Rate Derivative Instruments, net (a)	Variable Rate Debt	Fixed Rate Debt	Total
	(Amounts in thousands)
Remainder of 2017	$—	$2,750	$—	$2,750
2018	1,631	11,000	—	12,631
2019	—	11,000	—	11,000
2020	—	11,000	597,000	608,000
2021	—	91,400	—	91,400
2022	11,458	1,042,250	—	1,053,708
Thereafter	—	—	—	—
Total	$13,089	$1,169,400	$597,000	$1,779,489

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

Item 4.  Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and chief financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Executives concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2017 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There has been no change in the Company’s internal controls over financial reporting that occurred during the three months ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, its internal controls over financial reporting.

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

MONITRONICS INTERNATIONAL, INC.

Date: November 3, 2017	By:	/s/ Jeffery R. Gardner
Jeffery R. Gardner
President and Chief Executive Officer

Date: November 3, 2017	By:	/s/ Fred A. Graffam
Fred A. Graffam
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)