Form 10-K
period 2017-12-31
MONITRONICS INTERNATIONAL INC
filed 2018-03-07
CIK 1265107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549
 FORM 10-K
☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2017
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

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.  Yes ☐  No ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.  Yes ☐  No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company).	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act)  Yes ☐  No ☒
As of March 6, 2018, Monitronics International, Inc. is a wholly owned subsidiary of Ascent Capital Group, Inc.  Monitronics International, Inc. meets the conditions set forth in General Instruction I (1) (a) and (b) of the Form 10-K and is therefore filing this Form 10-K with reduced disclosure format.

MONITRONICS INTERNATIONAL, INC.
2017 ANNUAL REPORT ON FORM 10-K

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

We provide residential customers and commercial client accounts with monitored home and business security systems, as well as interactive and home automation services. We are supported by a network of independent Authorized Dealers providing products and support to customers in the United States, Canada and Puerto Rico. Our wholly owned subsidiary, LiveWatch is a Do-It-Yourself ("DIY") home security firm, offering professionally monitored security services through a direct-to-consumer sales channel.

In early 2017, we officially launched our own direct inside sales operations ("MONI Direct") targeting subscriber acquisitions through direct-to-consumer advertising primarily through internet, print and partnership program marketing activities. We now target subscriber acquisitions through our Authorized Dealer program, LiveWatch DIY channel and the MONI Direct channel.

Additionally, in the third quarter of 2017, we signed an agreement with Nest Labs, Inc. ("Nest") to offer professional monitoring for the Nest Secure alarm system, which was unveiled by Nest in September 2017. Nest Secure customers will typically install the system themselves. We launched professional monitoring services for the Nest Secure alarm system in December 2017 through the MONI Direct channel with further roll out planned for 2018.

Recent Events

On February 26, 2018, we entered into an exclusive, long-term, trademark licensing agreement with The Brink’s Company ("Brink's"), which will result in a complete rebranding of MONI and LiveWatch as BRINKS Home Security.

Under the terms of the agreement, we will have exclusive use of the BRINKS and BRINKS Home Security trademarks related to the residential smart home and home security categories in the U.S. and Canada. We will pay Brink’s customary licensing fees and minimum and growth-based royalties that will increase overtime as the BRINKS Home Security brand is reintroduced. We expect to pay first-year royalties of approximately $5,000,000. The agreement provides for an initial term of seven years and, subject to certain conditions, allows for subsequent renewal periods whereby we can extend the agreement beyond 20 years.

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

Factors relating to the Company and our consolidated subsidiaries:

•	general business conditions and industry trends;

•	macroeconomic conditions and their effect on the general economy and on the U.S. housing market, in particular single family homes which represent our largest demographic;

•	uncertainties in the development of our business strategies, including our increased direct marketing efforts and partnership with Nest, and market acceptance of new products and services;

•
the competitive environment in which we operate, in particular, increasing competition in the alarm monitoring industry from larger existing competitors and new market entrants, including telecommunications and cable companies;

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

•	technological changes which could result in the obsolescence of currently utilized technology with the need for significant upgrade expenditures;

•	the trend away from the use of public switched telephone network lines and the resultant increase in servicing costs associated with alternative methods of communication;

•
the operating performance of our network, including the potential for service disruptions at both the main monitoring facility and back-up monitoring facility due to acts of nature or technology deficiencies, and the potential of security breaches related to network or customer information;

•	the outcome of any pending, threatened, or future litigation, including potential liability for failure to respond adequately to alarm activations;

•	the ability to continue to obtain insurance coverage sufficient to hedge our risk exposures, including as a result of acts of third parties and/or alleged regulatory violations;

•	changes in the nature of strategic relationships with original equipment manufacturers, dealers and our other business partners, such as Nest;

•	the reliability and creditworthiness of our independent alarm systems dealers and subscribers;

•	changes in our expected rate of subscriber attrition;

•	the availability and terms of capital, including the ability of the Company to refinance its existing debt or obtain future financing to grow its business;

•	our high degree of leverage and the restrictive covenants governing our indebtedness; and

•	availability of qualified personnel.

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

(b)  Financial Information About Reportable Segments

We identify our reportable segments based on financial information reviewed by our chief operating decision maker. We report financial information for our consolidated business segments that represent more than 10% of our consolidated revenue or earnings before income taxes. Based on the foregoing criteria, we had two reportable segments as of December 31, 2017 and 2016, MONI and LiveWatch. For more information, see below and our financial statements included in Part II of this Annual Report.

(c)  Narrative Description of Business

Monitronics International Inc., a Texas corporation incorporated on August 31, 1994, is primarily engaged in the business of providing residential customers and commercial client accounts with monitored home and business security systems, as well as interactive and home automation services. Our principal office is located at 1990 Wittington Place, Farmers Branch, Texas, telephone number (972) 243-7443.

We are one of the largest security alarm monitoring companies in North America, with customers under contract in all 50 states, the District of Columbia, Puerto Rico and Canada. We offer:

•	monitoring services for alarm signals arising from burglaries, fires, medical alerts and other events through security systems at our customers' premises;

•
a comprehensive platform of home automation services, including, among other things, remote activation and control of security systems, support for video monitoring, flood sensors, automated garage door and door lock capabilities and thermostat integration, with mobile device accessibility provided through our proprietary mobile notification system;

•	hands‑free two‑way interactive voice communication between our monitoring center and our customers; and

•	customer service and technical support related to home monitoring systems and home automation services.

Revenue is generated primarily from fees charged to customers (or "subscribers") under alarm monitoring agreements ("AMAs"), which include access to interactive and automation features at a higher fee.  The monitored security systems are either professionally installed by licensed technicians or installed by the subscribers themselves for DIY product solutions.

For our professional installation option, we primarily outsource our sales and installation functions to our Authorized Dealer program, which is unlike many of our national competitors. By outsourcing the low margin, high fixed-cost elements of our business to a large network of independent service providers, we are able to allocate capital to growing our revenue-generating account base rather than to local offices or depreciating hard assets. We also acquire subscribers through our MONI Direct channel, which can then be professionally installed by internal employee technicians or through a network of third party service dealers, and through the LiveWatch DIY channel. Customer leads for these channels are typically obtained from direct-to-consumer marketing primarily via internet, print and through partnership programs.

We generate incremental revenue through product and installation sales or by providing additional services, such as maintenance and wholesale contract monitoring. Contract monitoring includes fees charged to other security alarm companies for monitoring their accounts on a wholesale basis.  As of December 31, 2017, we provided contract monitoring services for approximately 76,000 accounts.  These incremental revenue streams do not represent a significant portion of our overall revenue.

Sales and Marketing

Management continues to market the MONI brand directly to consumers through internet and print national advertising campaigns and partnerships with other subscription- or member-based organizations and businesses. This, coupled with the Authorized Dealer nationwide network, is an effective way for us to market alarm systems.  Locally-based dealers are often an integral part of the communities they serve and understand the local market and how best to satisfy local needs. By combining the dealer's local presence and reputation with our nationally marketed brand, accompanied with our high quality service and support, we are able to cost-effectively provide local services and take advantage of economies of scale where appropriate. LiveWatch offers a differentiated go-to-market strategy through direct response TV, internet and radio advertising.

MONI's Authorized Dealer Program

Our authorized independent dealers are typically small businesses that sell and install alarm systems.  During 2017, we acquired AMAs from more than 345 dealers.  These dealers focus on the sale and installation of security systems and generally do not retain the monitoring contracts for their customers and do not have their own facilities to monitor such systems due to the large upfront investment required to create the account and build a monitoring station.  They also do not have the scale required to operate a monitoring station efficiently.  These dealers typically sell the contracts to third parties and outsource the monitoring function for any accounts they retain. The initial contract term for contracts generated by the dealers are typically three to five years, with automatic renewals annually or on a month-to-month basis depending on state and local regulations. We have the ability to monitor a variety of signals from nearly all types of residential security systems.

We generally enter into exclusive contracts with dealers under which the dealers sell and install security systems and we have a right of first refusal to acquire the associated AMAs.  In order to maximize revenues, we seek to attract dealers from throughout the U.S. rather than focusing on specific local or regional markets.  In evaluating the quality of potential participants for the dealer program, we conduct an internal due diligence review and analysis of each dealer using information obtained from third party sources.  This process includes:

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

We generally acquire each new customer account from a dealer at a cost based on a multiple of the account's monthly recurring revenue. Our dealer contracts generally provide that if a customer account acquired by us is terminated within the first 12 months, the dealer must replace the account or refund the cost paid by us. To secure the dealer’s obligation, we typically hold back a percentage of the cost paid for the account.

Customer Integration and Marketing

Our dealers typically introduce customers to us in the home when describing our central monitoring station.  Following the acquisition of a monitoring agreement from a dealer, the customer is notified that we are responsible for all their monitoring and customer service needs.  The customer's awareness and identification of our brand as the monitoring service provider is further supported by the distribution of branded materials by the dealer to the customer at the point of sale. Such materials may include the promotional items listed below. All materials provided in the dealer model focus on the MONI brands and the role of us as the single source of support for the customer.

Dealer Network Development

We remain focused on expanding our network of independent authorized dealers. To do so, we have established a dealer program that provides participating dealers with a variety of support services to assist them as they grow their businesses. Authorized dealers may use the MONI brand name in their sales and marketing activities and on the products they sell and install. Our authorized dealers benefit from their affiliation with us and our national reputation for high customer satisfaction, as well as the support they receive from us. We also provide authorized dealers with the opportunity to obtain discounts on alarm systems and other equipment purchased by such dealers from original equipment manufacturers.  We also make available sales, business and technical training, sales literature, co-branded marketing materials, sales leads and management support to our authorized dealers.  In most cases these services and cost savings would not be available to security alarm dealers on an individual basis.

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

Dealer Marketing Support

We offer our authorized dealers an extensive marketing support program. We focus on developing professionally designed sales and marketing materials that will help dealers market alarm systems and monitoring services with maximum effectiveness. Materials offered to authorized dealers include:

•	sales brochures and flyers;

•	yard signs;

•	window decals;

•	customer forms and agreements;

•	sales presentation binders;

•	door hangers;

•	vehicle graphics;

•	trade show booths; and

•	clothing bearing the MONI brand name.

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

MONI Direct

The MONI Direct channel is a direct-response inside sales phone operation trained to sell home security solutions and acquire AMAs from prospective customers. MONI Direct has typically allowed for substantial discounts on alarm monitoring equipment to initiate subscriber contracts. However, beginning in the fourth quarter of 2017, MONI Direct began offering certain customers the ability to finance the purchase of alarm monitoring systems by contracting with a third party financing company. In this arrangement, the customer is typically charged the retail price for the alarm monitoring equipment and we receive the cash for the retail sale from the third party financing company. The customer has a separate contract with the third party financing company and is then responsible to make payments to them. The financing company has no recourse against us if the customer defaults on qualifying transactions.

The initial monitoring contract term for AMAs generated by MONI Direct are typically three years, with automatic renewal on a month-to-month basis. We have the ability to monitor a variety of signals from nearly all types of residential security systems, including the Nest Secure product, which was unveiled in September 2017.

MONI Customer Operations

Once a customer has contracted with us for services either through the Authorized Dealer program or the MONI Direct channel, we provide monitoring services as well as billing and 24-hour telephone support through our central monitoring station, located in Farmers Branch, Texas.  This facility is Underwriters Laboratories ("UL") listed.  To obtain and maintain a UL listing, an alarm monitoring center must be located in a building meeting UL's structural requirements, have back-up and uninterruptable power supplies, have secure telephone lines and maintain redundant computer systems.  UL conducts periodic reviews of alarm monitoring centers to ensure compliance with their requirements.  Our central monitoring station has also received the Monitoring Association’s prestigious Five Diamond certification. Five Diamond certification is achieved by having all alarm monitoring operators complete special industry training and pass an exam.

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

Security system interactive and home automation services are contracted with and provided by various third party technology companies to the subscriber.

We seek to increase subscriber satisfaction and retention by carefully managing customer and technical service. The customer service center handles all general inquiries from subscribers, including those related to subscriber information changes, basic alarm troubleshooting, alarm verification, technical service requests and requests to enhance existing services. We have a proprietary centralized information system that enables us to satisfy over 90% of subscriber technical inquiries over the telephone, without dispatching a service technician. If the customer requires field service, we rely on our nationwide network of independent service dealers and over 85 employee field service technicians to provide such service.  We closely monitor service dealer performance with customer satisfaction forms, follow-up quality assurance calls and other performance metrics.  In 2017, we dispatched approximately 295 independent service dealers around the country to handle our field service.

LiveWatch DIY Channel and Customer Operations

LiveWatch is a leading DIY home security provider offering professionally monitored security services through a direct-to-consumer sales channel. Similar to MONI, LiveWatch is an asset-light business and geographically unconstrained. LiveWatch obtains subscribers through e-commerce online sales and through a trained inside sales phone operation. LiveWatch typically offers substantial equipment subsidies to initiate, renew or upgrade alarm monitoring service contracts. The initial contract term for LiveWatch AMAs is typically one year, with automatic renewal on a month-to-month basis.

When a customer initiates and completes the sales process to obtain alarm monitoring services, including signing an AMA, LiveWatch pre-configures the alarm monitoring system based on the customer's specifications. LiveWatch then packages and ships the equipment directly to the customer. The customer self installs the equipment on-site and activates the monitoring service over the phone. Technical support for installation is provided via telephone or online assistance via the LiveWatch website. Monitoring services are provided through a third party central monitoring station. Security system interactive and home automation services are contracted with and provided to the subscriber by various third party technology companies. LiveWatch has a customer care center to handle general inquiries from subscribers as well as engage in retention activities.

LiveWatch has operations in central Kansas and in a satellite office in Evanston, Illinois.
Customers

We believe that our subscriber acquisition process, which includes both clearly defined customer account standards and a comprehensive due diligence process, contributes significantly to the high quality of our subscriber base. For each of our last five calendar years, the average credit score of accounts acquired by us was 715 or higher on the FICO scale.

Approximately 94% of our subscribers are residential homeowners and the remainder are small commercial accounts. We believe that by focusing on residential homeowners, rather than renters, we can reduce attrition, because homeowners relocate less frequently than renters.

Intellectual Property

We have a registered service mark for the Monitronics name and a service mark for the Monitronics logo and also hold registered service marks for "MONI." LiveWatch has a registered service mark for the LiveWatch name and a service mark for the LiveWatch logo. We own certain proprietary software applications that are used to provide services to our dealers and subscribers, including various trademarks, patents and patents pending related to the "ASAPer" system employed by LiveWatch, which causes a predetermined group of recipients to receive a text message automatically once an alarm is triggered. Other than as mentioned above, we and our subsidiaries do not hold any patents or other intellectual property rights on our proprietary software applications.

Strategy

Our goal is to maximize return on invested capital, which we believe can be achieved by pursuing the following strategies:

Capitalize on Limited Market Penetration

We seek to capitalize on what we view as the current limited market penetration in security services and grow our existing customer base through the following initiatives:

•	continue to develop our leading dealer position in the market to drive acquisitions of high quality AMAs;

•	leverage our acquisition of LiveWatch to competitively secure new DIY customers without significantly altering our existing asset‑light business model;

•	further develop internal lead sourcing through additional partnership opportunities to support existing direct marketing and acquisitions through our dealer program;

•	increase home integration, automation and ancillary product offerings; and

•	continue to monitor potential accretive merger and acquisition opportunities and further industry contraction.

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

•	capitalize on our lead generation initiatives to supply high quality leads with strong retention indicators to our dealers;

•	prioritize the inclusion of interactive and home automation services in the AMAs we purchase, which we believe increases customer retention;

•	proactively identifying customers "at‑risk" for attrition through new technology initiatives, including statistical analysis of "big data";

•	improve customer care and first call resolution;

•
continue to implement initiatives to reduce core attrition, which include more effective initial on-boarding of customers, conducting customer surveys at key touchpoints and competitive retention offers for departing customers; and

•	utilize available customer data to actively identify customers who are relocating and target retention of such customers.

Maximize Economics of Business Model

Due to the scalability of our operations and the low fixed and variable costs inherent in our cost structure, we believe we will continue to experience high Adjusted EBITDA margins as costs are spread over increased recurring revenue streams. In addition, we optimize the rate of return on investment by managing subscriber acquisition costs, or the costs of acquiring an account ("Subscriber Acquisition Costs"). Subscriber Acquisition Costs, whether capitalized or expensed, include the costs related to the direct-to-consumer channels for both MONI and LiveWatch and the costs to acquire alarm monitoring contracts from our dealers and certain sales and marketing costs. We consistently offer what we view as competitive rates for account acquisition. We believe our cash flows may also benefit from our continued efforts to decrease our cost to serve by investing in customer service automation, targeting cost saving initiatives and integrating the operations of LiveWatch and MONI.  For a discussion of Adjusted EBITDA, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Grow Distribution Channels

We plan to expand AMA acquisitions by targeting new dealers from whom we expect to generate high quality customers. We believe that by providing dealers with a full range of services designed to assist them in all aspects of their business, including sales leads, sales training, technical training, comprehensive on‑line account access, detailed weekly account summaries, sales support materials and discounts on security system hardware purchased through our strategic alliances with security system manufacturers, we are able to attract and partner with dealers that will succeed in our existing dealer network.

Additionally, we expect our recent focus on internal lead sourcing and lead sourcing driven by relationships with third parties to contribute to the growth of our direct-to-consumer offerings (MONI Direct and LiveWatch) as well as our dealer network. These most recent efforts resulted in the partnership with Nest and adding the option for third party financing on the product sales, both as discussed above. We continue to evaluate these new relationships and how to maximize them by integrating them into our other sales channels. We believe these strategies support an entrepreneurial culture at the dealer level and allow us to continue to grow our direct-to-consumer offerings.

For a description of the risks associated with the foregoing strategies, and with the Company's business in general, see "ITEM 1A. RISK FACTORS."

Industry; Competition

The security alarm industry is highly competitive and fragmented. Our competitors include two other major security alarm companies with nationwide coverage, numerous smaller providers with regional or local coverage and certain large multi-service organizations in the telecommunications or cable businesses. Our significant competitors for obtaining subscriber AMA's are:

•	ADT, Inc. ("ADT");

•	Vivint, Inc.;

•	Guardian Protection Services;

•	Vector Security, Inc.;

•	Comcast Corporation; and

•	SimpliSafe, Inc.

Competition in the security alarm industry is based primarily on reputation for quality of service, market visibility, services offered, price and the ability to identify and obtain customer accounts. Competition for customers has also increased in recent years with the emergence of DIY home security providers and other technology companies expanding into the security alarm industry. We believe we compete effectively with other national, regional and local alarm monitoring companies, including cable and telecommunications companies, due to our reputation for reliable monitoring, customer and technical services, the quality of our services, and our relatively lower cost structure. We believe the dynamics of the security alarm industry favor larger alarm monitoring companies, such as MONI, with a nationwide focus that have greater resources and benefit from economies of scale in technology, advertising and other expenditures.

Some of these security alarm companies have also adopted, in whole or in part, a dealer program similar to us.  In these instances, we must also compete with these programs in recruiting dealers. We believe we compete effectively with other dealer programs due to the quality of our dealer support services and our competitive acquisition terms.  Our significant competitors for recruiting dealers are:

•	ADT;

•	Central Security Group, Inc.;

•	Guardian Protection Services, Inc.; and

•	Vector Security, Inc.

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

For additional information on the regulatory frame work in which we operate, please see "ITEM 1A. RISK FACTORS — Factors Relating to Regulatory Matters."

Employees

At December 31, 2017, we had over 1,330 full-time employees and over 100 part-time employees, all of which are located in the U.S.

(d)  Financial Information About Geographic Areas

We perform monitoring services for subscribers located in all 50 states, the District of Columbia, Puerto Rico, and Canada.

(e)  Available Information

All of our filings with the Securities and Exchange Commission (the "SEC"), including our Form 10-Ks, Form 10-Qs and Form 8-Ks, as well as amendments to such filings are available on our Internet website free of charge generally within 24 hours after we file such material with the SEC. Our website address is www.mymoni.com.

The information contained on our website is not incorporated by reference herein.

ITEM 1A.  RISK FACTORS

In addition to the other information contained in this Annual Report on Form 10-K, you should consider the following risk factors in evaluating our results of operations, financial condition, business and operations or an investment in our stock.

Although we describe below and elsewhere in this Annual Report on Form 10-K the risks we consider to be the most material, there may be other unknown or unpredictable economic, business, competitive, regulatory or other factors that also could have material adverse effects on our results of operations, financial condition, business or operations in the future. In addition, past financial performance may not be a reliable indicator of future performance and historical trends and should not be used to anticipate results or trends in future periods.

If any of the events described below, individually or in combination, were to occur, our businesses, prospects, financial condition, results of operations and/or cash flows could be materially adversely affected.

Factors Relating to Our Business

We face risks in acquiring and integrating new subscribers.

The acquisition of alarm monitoring contracts involves a number of risks, including the risk that the alarm monitoring contracts acquired may not be profitable due to higher than expected account attrition, lower than expected revenues from the alarm monitoring contracts, higher than expected costs for the creation of new subscribers or monitoring accounts or, when applicable, lower than expected recoveries from dealers. The cost incurred to acquire an alarm monitoring contract is affected by the monthly recurring revenue generated by the alarm monitoring contract, as well as several other factors, including the level of competition, prior experience with alarm monitoring contracts acquired from the dealer, the number of alarm monitoring contracts acquired, the subscriber's credit score and the type of security equipment used by the subscriber. To the extent that the servicing costs or the attrition rates are higher than expected or the revenues from the alarm monitoring contracts or, when applicable, the recoveries from dealers are lower than expected, our business and results of operations could be adversely affected.

Our customer generation strategies and the competitive market for customer accounts may affect our future profitability.

A significant element of our business strategy is the generation of new customer accounts through our dealer network, which accounted for a substantial portion of our new customer accounts for the year ended December 31, 2017. Our future operating results will depend in large part on our ability to manage our generation strategies effectively. Although we currently generate accounts through hundreds of authorized dealers, a significant portion of our accounts originate from a smaller number of dealers. We experience a loss of dealers from our dealer network due to various factors, such as dealers becoming inactive or discontinuing their alarm monitoring business and competition from other alarm monitoring companies. If we experience a loss of dealers representing a significant portion of our account generation engine or if we are unable to replace or recruit dealers in accordance with our business plans, our business, financial condition and results of operations could be materially and adversely affected.

In recent years, our acquisition of new customer accounts through our dealer sales channel has declined due to the attrition of large dealers, efforts to acquire new accounts from dealers at lower purchase prices, consumer buying behaviors, including trends of buying security products through online sources and increased competition from telecommunications and cable companies in the market. We are increasingly reliant on our internal sales channel and strategic relationships with third parties, such as Nest, to counter-balance this declining account generation through our dealer sales channel. If we are unable to generate sufficient accounts through our internal sales channel and strategic relationships to replace declining new accounts through dealers, our business, financial condition and results of operations could be materially and adversely affected.

We rely on a significant number of our subscribers remaining with us for an extended period of time.

We incur significant upfront costs for each new subscriber. We require a substantial amount of time, typically exceeding the initial term of the related alarm monitoring contract, to receive cash payments (net of variable cash operating costs) from a particular subscriber that are sufficient to offset this upfront cost. Accordingly, our long-term performance is dependent on our subscribers remaining with us for as long as possible. This requires us to minimize our rate of subscriber cancellations, or attrition. Factors that can increase cancellations include subscribers who relocate and do not reconnect, prolonged downturns in the housing market, problems with service quality, competition from other alarm monitoring companies, equipment obsolescence, adverse economic conditions, conversion of wireless spectrums and the affordability of our service. If we fail to keep our subscribers for a sufficiently long period of time, attrition rates would be higher than expected and our financial position and results of operations could be materially and adversely affected. In addition, we may experience higher attrition rates with respect to subscribers acquired in bulk buys than subscribers acquired pursuant to our authorized dealer program. For example, we experienced increased attrition rates in 2017 based on normal end-of-term attrition following the expiration of contracts purchased in bulk from Pinnacle Security in 2012 and 2013.

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

We are also exploring different pricing plans for our products and services, including larger up-front payments and consumer financing options for residential equipment purchases. We currently have arrangements with a third-party financing company to provide financing to small business and commercial customers who wish to finance their equipment purchases from us. These financing arrangements could increase the credit risks associated with our subscribers and any efforts to mitigate risk may not be sufficient to prevent our results of operations from being materially adversely affected.

We are subject to credit risk and other risks associated with our dealers.

Under the standard alarm monitoring contract acquisition agreements that we enter into with our dealers, if a subscriber terminates their service with us during the first twelve months after the alarm monitoring contract has been acquired, the dealer is typically required to elect between substituting another alarm monitoring contract for the terminating alarm monitoring contract or compensating us in an amount based on the original acquisition cost of the terminating alarm monitoring contract. We are subject to the risk that dealers will breach their obligation to provide a comparable substitute alarm monitoring contract for a terminating alarm monitoring contract. Although we withhold specified amounts from the acquisition cost paid to dealers for alarm monitoring contracts ("holdback"), which may be used to satisfy or offset these and other applicable dealer obligations under the alarm monitoring contract acquisition agreements, there can be no guarantee that these amounts will be sufficient to satisfy or offset the full extent of the default by a dealer of its obligations under its agreement. If the holdback does prove insufficient to cover dealer obligations, we are also subject to the credit risk that the dealers may not have sufficient funds to compensate us or that any such dealer will otherwise breach its obligation to compensate us for a terminating alarm monitoring contract. To the extent defaults by dealers of the obligations under their agreements are greater than anticipated, our financial condition and results of operations could be materially and adversely affected. In addition, a significant portion of our accounts originate from a small number of dealers. If any of these dealers discontinue their alarm monitoring business or cease operations altogether as a result of business conditions or due to increasingly burdensome regulatory compliance, the dealer may breach its obligations under the applicable alarm monitoring contract acquisition agreement and, to the extent such dealer has originated a significant portion of our accounts, our financial condition and results of operations could be materially and adversely affected to a greater degree than if the dealer had originated a smaller number of accounts.

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

Our business depends on our reputation and ability to maintain good relationships with our subscribers, dealers and local regulators, among others. Our reputation may be harmed either through product defects, such as the failure of one or more of our subscribers' alarm systems, or shortfalls in customer service. Subscribers generally judge our performance through their interactions with the staff at the monitoring and customer care centers, dealers and technicians who perform on-site maintenance services. Any failure to meet subscribers' expectations in such customer service areas could cause an increase in attrition rates or make it difficult to recruit new subscribers. Any harm to our reputation or subscriber relationships caused by the actions of our staff at the monitoring and customer care centers, dealers, personnel or third party service providers or any other factors could have a material adverse effect on our business, financial condition and results of operations.

Due to the ever-changing threat landscape, our products may be subject to potential vulnerabilities of wireless and Internet-of-things devices and our services may be subject to certain risks, including hacking or other unauthorized access to control or view systems and obtain private information.

Companies that collect and retain sensitive and confidential information are under increasing attack by cyber-criminals around the world. While we implement security measures within our products, services, operations and systems, those measures may not prevent cybersecurity breaches, the access, capture or alteration of information by criminals, the exposure or exploitation of potential security vulnerabilities, distributed denial of service attacks, the installation of malware or ransomware, acts of vandalism, computer viruses, misplaced data or data loss that could be detrimental to our reputation, business, financial condition, and results of operations. Third parties, including our dealers, partners and vendors, could also be a source of security risk to us in the event of a failure of their own products, components, networks, security systems, and infrastructure. In addition, we cannot be certain that advances in criminal capabilities, new discoveries in the field of cryptography, or other developments will not compromise or breach the technology protecting the networks that access our products and services.

A significant actual or perceived (whether or not valid) theft, loss, fraudulent use or misuse of customer, employee, or other personally identifiable data, whether by us, our partners and vendors, or other third parties, or as a result of employee error or malfeasance or otherwise, non-compliance with applicable industry standards or our contractual or other legal obligations regarding such data, or a violation of our privacy and information security policies with respect to such data, could result in costs, fines, litigation, or regulatory actions against us. Such an event could additionally result in unfavorable publicity and therefore materially and adversely affect the market’s perception of the security and reliability of our services and our credibility and reputation with our customers, which may lead to customer dissatisfaction and could result in lost sales and increased customer revenue attrition.

In addition, we depend on our information technology infrastructure for business-to-business and business-to-consumer electronic commerce. Security breaches of, or sustained attacks against, this infrastructure could create system disruptions and shutdowns that could negatively impact our operations. Increasingly, our products and services are accessed through the Internet, and security breaches in connection with the delivery of our services via the Internet may affect us and could be detrimental to our reputation, business, operating results, and financial condition. We continue to invest in new and emerging technology and other solutions to protect our network and information systems, but there can be no assurance that these investments and solutions will prevent any of the risks described above. While we maintain cyber liability insurance that provides both third-party liability and first-party insurance coverages, our insurance may not be sufficient to protect against all of our losses from any future disruptions or breaches of our systems or other event as described above.

Privacy concerns, such as consumer identity theft and security breaches, could hurt our reputation and revenues.

As part of our operations, we collect a large amount of private information from our subscribers, including social security numbers, credit card information, images and voice recordings. Unauthorized parties may attempt to gain access to our systems or facilities by, among other things, hacking into our systems or facilities or those of our customers, partners or vendors, or through fraud or other means of deceiving our employees, partners or vendors. In addition, hardware, software or applications we develop or obtain from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. The techniques used to gain such access to our information technology systems, our data or customers' data, disable or degrade service, or sabotage systems are constantly evolving, may be difficult to detect quickly, and often are not recognized until launched against a target. We have implemented systems and processes intended to secure our information technology systems and prevent unauthorized access to or loss of sensitive data, but as with all companies, these security measures may not be sufficient for all eventualities and there is no guarantee that they will be adequate to safeguard against all data security breaches, system compromises or misuses of data. If we were to experience a breach of our data security, it may put private information of our subscribers at risk of exposure. To the extent that any such exposure leads to credit card fraud or identity theft, we may experience a general decline in consumer confidence in our business, which may lead to an increase in attrition rates or may make it more difficult to attract new subscribers. If consumers become reluctant to use our services because of concerns over data privacy or credit card fraud, our ability to generate revenues would be impaired. In addition, if technology upgrades or other expenditures are required to prevent security breaches of our network, boost general consumer confidence in our business, or prevent credit card fraud and identity theft, we may be required to make unplanned capital expenditures or expend other resources. Any such loss of confidence in our business or additional capital expenditure requirement could have a material adverse effect on our business, financial condition and results of operations.

Our independent, third-party authorized dealers may not be able to mitigate certain risks such as information technology breaches, data security breaches, product liability, errors and omissions, and marketing compliance.

We generate a portion of our new customers through our authorized dealer network. We rely on independent, third-party authorized dealers to implement mitigation plans for certain risks they may experience, including but not limited to, information technology breaches, data security breaches, product liability, errors and omissions, and marketing compliance. If our authorized dealers experience any of these risks, or fail to implement mitigation plans for their risks, or if such implemented mitigation plans are inadequate or fail, we may be susceptible to risks associated with our authorized dealers on which we rely to generate customers. Any interruption or permanent disruption in the generation of customer accounts or services provided by our authorized dealers could materially adversely affect our business, financial condition, results of operations, and cash flows.

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

Our monitoring services depend upon the technology (both hardware and software) of security alarm systems located at subscribers' premises as well as information technology networks and systems, including Internet and Internet-based or "cloud" computing services, to collect, process, transmit, and store electronic information. We may be required to implement new technology both to attract and retain subscribers or in response to changes in technology or other factors, which could require significant expenditures. Such changes could include making changes to legacy systems, replacing legacy systems with successor systems with new functionality, and implementing new systems. There are inherent costs and risks associated with replacing and changing these systems and implementing new systems, including potential disruption of our sales, operations and customer service functions, potential disruption of our internal control structure, substantial capital expenditures, additional administration and operating expenses, retention of sufficiently skilled personnel to implement and operate the new systems, demands on management time, and other risks and costs of delays or difficulties in transitioning to new systems or of integrating new systems into our current systems. In addition, our technology system implementations may not result in productivity improvements at a level that outweighs the costs of implementation, or at all. The implementation of new technology systems may also cause disruptions in our business operations and have a material adverse effect on our business, cash flows, and results of operations.

Further, the availability of any new features developed for use in our industry (whether developed by us or otherwise) can have a significant impact on a subscriber’s initial decision to choose our or our competitor’s products and a subscriber's decision to renew with us or switch to one of our competitors. To the extent our competitors have greater capital and other resources to dedicate to responding to technological innovation over time, the products and services offered by us may become less attractive to current or future subscribers thereby reducing demand for such products and services and increasing attrition over time. Those competitors that benefit from more capital being available to them may be at a particular advantage to us in this respect. If we are unable to adapt in response to changing technologies, market conditions or customer requirements in a timely manner, such inability could adversely affect our business by increasing our rate of subscriber attrition. We also face potential competition from improvements in self-monitoring systems, which enable current or future subscribers to monitor their home environments without third-party involvement, which could further increase attrition rates over time and hinder the acquisition of new alarm monitoring contracts.

The high level of competition in our industry could adversely affect our business.

The security alarm monitoring industry is highly competitive and fragmented. As of December 31, 2017, we were one of the largest alarm monitoring companies in the U.S. when measured by the total number of subscribers under contract. We face competition from other alarm monitoring companies, including companies that have more capital and that may offer higher prices and more favorable terms to dealers for alarm monitoring contracts or charge lower prices to customers for monitoring services. We also face competition from a significant number of small regional competitors that concentrate their capital and other resources in targeting local markets and forming new marketing channels that may displace the existing alarm system dealer channels for acquiring alarm monitoring contracts. Further, we are facing increasing competition from telecommunications, cable and technology companies who are expanding into alarm monitoring services and bundling their existing offerings with monitored security services. The existing access to and relationship with subscribers that these companies have could give them a substantial advantage over us, especially if they are able to offer subscribers a lower price by bundling these services. Any of these forms of competition could reduce the acquisition opportunities available to us, thus slowing our rate of growth, or requiring us to increase the price paid for subscriber accounts, thus reducing our return on investment and negatively impacting our revenues and results of operations.

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

If we engage in any acquisition, we will incur a variety of costs, and may never realize the anticipated benefits of the acquisition. If we undertake any acquisition, the process of operating such acquired business may result in unforeseen operating difficulties and expenditures, including the assumption of the liabilities and exposure to unforeseen liabilities of such acquired business and the possibility of litigation or other claims in connection with, or as a result of, such an acquisition, including claims from terminated employees, customers, former stockholders or other third parties. Moreover, we may fail to realize the anticipated benefits of any acquisition as rapidly as expected or at all, and we may experience increased attrition in our subscriber base and/or a loss of dealer or other strategic relationships and difficulties integrating acquired businesses, technologies and personnel into our business or achieving anticipated operations efficiencies or cost savings. Future acquisitions could cause us to incur debt and expose us to liabilities. Further, we may incur significant expenditures and devote substantial management time and attention in anticipation of an acquisition that is never realized. Lastly, while we intend to implement appropriate controls and procedures as we integrate any acquired companies, we may not be able to certify as to the effectiveness of these companies' disclosure controls and procedures or internal control over financial reporting within the time periods required by U.S. federal securities laws and regulations.

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

Future litigation could result in reputational damage for us.

In the ordinary course of business, from time to time, the Company and our subsidiaries are the subject of complaints or litigation from subscribers or inquiries or investigations from government officials, sometimes related to alleged violations of state or federal consumer protection statutes (including by our dealers), violations of "false alarm" ordinances or other regulations, negligent dealer installation or negligent service of alarm monitoring systems. We may also be subject to employee claims based on, among other things, alleged discrimination, harassment or wrongful termination claims. In addition to diverting management resources, damage resulting from such allegations may materially and adversely affect our reputation in the communities we service, regardless of whether such allegations are unfounded. Such reputational damage could result in higher attrition rates and greater difficulty in attracting new subscribers on terms that are attractive to us or at all.

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

Adverse economic conditions or natural disasters in states where our subscribers are more heavily concentrated may negatively impact our results of operations.

Even as economic conditions may improve in the United States as a whole, this improvement may not occur or further deterioration may occur in the regions where our subscribers are more heavily concentrated such as, Texas, California, Arizona, and Florida which, in the aggregate, comprise approximately 39% of our subscribers. Further, certain of these regions are more prone to natural disasters, such as hurricanes, floods or earthquakes. Although we have a geographically diverse subscriber base, adverse conditions in one or more states where our business is more heavily concentrated could have a significant adverse effect on our business, financial condition and results of operations.

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

We may pursue business opportunities that diverge from our current business model, including expanding our products or service offerings, investing in new and unproven technologies, adding customer acquisition channels (including, for example, increased direct marketing efforts) and forming new alliances with companies to market we service (including, for example, the partnership with Nest announced in September 2017). We can offer no assurance that any such business opportunities will prove to be successful. Among other negative effects, our pursuit of such business opportunities could cause our cost of investment in new customers to grow at a faster rate than our recurring revenue. Additionally, any new alliances or customer acquisition channels could have higher cost structures than our current arrangements, which could reduce operating margins and require more working capital. In the event that working capital requirements exceed operating cash flow, we might be required to draw on our Credit Facility or pursue other external financing, which may not be readily available. Further, new alliances or customer acquisition channels may also result in the cannibalization of our products, such as in the case of the alliance with Nest. Any of these factors could materially and adversely affect our business, financial condition, results of operations and cash flows.

Third party claims with respect to our intellectual property, if decided against us, may result in competing uses of our intellectual property or require the adoption of new, non-infringing intellectual property.

We have received and may in the future receive notices claiming we committed intellectual property infringement, misappropriation or other intellectual property violations and third parties have claimed, and may, in the future, claim that we do not own or have rights to use all intellectual property rights used in the conduct of our business. While we do not believe that any of the currently outstanding claims are material, there can be no assurance that third parties will not assert future infringement claims against us or claim that our rights to our intellectual property are invalid or unenforceable, and we cannot guarantee that these claims will be unsuccessful. Any claims involving rights to use the "MONI" mark or the "LiveWatch" mark could have a material adverse effect on our business if such claims were decided against us and we were precluded from using or licensing the "MONI" mark or the "LiveWatch" mark or others were allowed to use such mark. If we were required to adopt a new name, it would entail marketing costs in connection with building up recognition and goodwill in such new name. In the event that we were enjoined from using any of our other intellectual property, there would be costs associated with the replacement of such intellectual property with developed, acquired or licensed intellectual property. There would also be costs associated with the defense and settlement of any infringement or misappropriation allegations and any damages that may be awarded.

Factors Relating to Our Indebtedness

We have a substantial amount of indebtedness and the costs of servicing that debt may materially affect our business.

We have a significant amount of indebtedness.  As of December 31, 2017, we had principal indebtedness of $1,154,750,000 related to a term loan maturing in September 2022 and a revolving credit facility maturing in September 2021, both under our Credit Facility, as well as $585,000,000 of 9.125% senior notes (the "Senior Notes") due April 2020. At December 31, 2017, we also had outstanding a 12.5% intercompany promissory note of $12,000,000 due to Ascent Capital in October 2020. That substantial indebtedness, combined with our other financial obligations and contractual commitments, could have important consequences to us.  For example, it could:

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

In addition, we also must comply with certain financial covenants under the Credit Facility that require us to maintain a consolidated total leverage ratio (as defined in the Credit Facility) of not more than 5.25 to 1.00 and a consolidated interest coverage ratio (as defined in the Credit Facility) of not less than 2.00 to 1.00, each of which is calculated quarterly on a trailing twelve-month basis. In addition, the revolving portion of the Credit Facility requires us to maintain a consolidated senior secured Eligible RMR leverage ratio (as defined in the Credit Facility) of no more than 31.0 to 1.00 and a consolidated senior secured RMR leverage ratio (as defined in the Credit Facility) of no more than 31.5 to 1.00, each of which is calculated quarterly on a trailing twelve-month basis. If we cannot comply with any of these financial covenants, or if any of our subsidiaries fails to comply with the restrictions contained in the Credit Facility, such failure could lead to an event of default and we may not be able to make additional drawdowns under the revolving portion of the Credit Facility, which would limit our ability to manage our working capital requirements. In addition, failure to comply with the financial covenants or restrictions contained in the Credit Facility could lead to an event of default, which could result in the acceleration of a substantial amount of our indebtedness.

We may be unable to obtain future financing on terms acceptable to us or at all, which may hinder our ability to grow our business or satisfy our obligations.

We intend to continue to pursue growth through the acquisition of subscriber accounts through our authorized dealer network, our strategic relationships and our direct to consumer channel in LiveWatch, among other means. To continue our growth strategy, we intend to make additional drawdowns under the revolving credit portion of our Credit Facility and may seek financing through new credit arrangements or the possible sale of new securities, any of which may lead to higher leverage or result in higher borrowing costs. In addition, any future downgrade in our credit rating could also result in higher borrowing costs. An inability to obtain funding through external financing sources on favorable terms or at all is likely to adversely affect our ability to continue or accelerate our subscriber account acquisition activities.

Additionally, we may be unable to refinance our existing indebtedness, which could affect our ability to satisfy our obligations. The maturity date for both the term loan and the revolving credit facility under the Credit Facility are subject to a springing maturity 181 days prior to the scheduled maturity date of the Senior Notes. Accordingly, if we are unable to refinance the Senior Notes by October 3, 2019, the maturity date for both the term loan and the revolving credit facility would be accelerated. If this were to happen, we would be unable to meet our obligations and would need to take measures to satisfy our creditors, which could result in other consequences, as described under "We have a substantial amount of indebtedness and the costs of servicing that debt may materially affect our business."

We have a history of losses and may incur losses in the future.

We have incurred losses in each of our last five fiscal years.  In future periods, we may not be able to achieve or sustain profitability on a consistent quarterly or annual basis.  Failure to maintain profitability in future periods may materially and adversely affect our ability to make payments on our outstanding debt obligations.

Factors Relating to Regulatory Matters

Our business operates in a regulated industry.

Our business, operations and dealers are subject to various U.S. federal, state and local consumer protection laws, licensing regulation and other laws and regulations, and, to a lesser extent, similar Canadian laws and regulations. While there are no U.S. federal laws that directly regulate the security alarm monitoring industry, our advertising and sales practices and that of our dealer network are subject to regulation by the U.S. Federal Trade Commission (the "FTC") in addition to state consumer protection laws. The FTC and the Federal Communications Commission have issued regulations that place restrictions on, among other things, unsolicited automated telephone calls to residential and wireless telephone subscribers by means of automatic telephone dialing systems and the use of prerecorded or artificial voice messages. If the Company (through our direct marketing efforts) or our dealers were to take actions in violation of these regulations, such as telemarketing to individuals on the "Do Not Call" registry, we could be subject to fines, penalties, private actions, investigations or enforcement actions by government regulators. We have been named, and may be named in the future, as a defendant in litigation arising from alleged violations of the Telephone Consumer Protection Act (the "TCPA"). While we endeavor to comply with the TCPA, no assurance can be given that we will not be exposed to liability as a result of our or our dealers' direct marketing efforts or debt collections. For example, we recognized a legal settlement reserve in the second quarter of 2017 related to a class action lawsuit based on alleged TCPA violations. In addition, although we have taken steps to insulate our company from any such wrongful conduct by our dealers, and to require our dealers to comply with these laws and regulations, no assurance can be given that we will not be exposed to liability as result of our dealers' conduct. If the Company or any such dealers do not comply with applicable laws, we may be exposed to increased liability and penalties. Further, to the extent that any changes in law or regulation further restrict the lead generation activity of the Company or our dealers, these restrictions could result in a material reduction in subscriber acquisition opportunities, reducing the growth prospects of our business and adversely affecting our financial condition and future cash flows. In addition, most states in which we operate have licensing laws directed specifically toward the monitored security services industry. Our business relies heavily upon wireline and cellular telephone service to communicate signals. Wireline and cellular telephone companies are currently regulated by both federal and state governments. Changes in laws or regulations could require us to change the way we operate, which could increase costs or otherwise disrupt operations. In addition, failure to comply with any such applicable laws or regulations could result in substantial fines or revocation of our operating permits and licenses, including in geographic areas where our services have substantial penetration, which could adversely affect our business and financial condition. Further, if these laws and regulations were to change or we failed to comply with such laws and regulations as they exist today or in the future, our business, financial condition and results of operations could be materially and adversely affected.

Increased adoption of statutes and governmental policies purporting to void automatic renewal provisions in alarm monitoring contracts, or purporting to characterize certain charges in the alarm monitoring contracts as unlawful, could adversely affect our business and operations.

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

Enactment of these measures could adversely affect our future operations and business. Alarm monitoring companies operating in areas impacted by government alarm ordinances may choose to hire third-party guard firms to respond to an alarm. If we need to hire third-party guard firms, it could have a material adverse effect on our business through either increased servicing costs, which could negatively affect the ability to properly fund our ongoing operations, or increased costs to our customers, which may limit our ability to attract new customers or increase our subscriber attrition rates. In addition, the perception that police departments will not respond to monitored burglar alarms may reduce customer satisfaction or customer demand for an alarm monitoring service.  Although we currently have less than 65,000 subscribers in areas covered by these ordinances or policies, a more widespread adoption of policies of this nature could adversely affect our business.

Factors Relating to Our Structure and Our Parent's Corporate History

Goodwill and other identifiable intangible assets represent a significant portion of our total assets, and we may never realize the full value of our intangible assets.

As of December 31, 2017, we had goodwill of $563,549,000, which represents approximately 29% of total assets. Goodwill was recorded in connection with the MONI, Security Networks, and LiveWatch acquisitions. The Company accounts for its goodwill pursuant to the provisions of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 350, Intangibles-Goodwill and Other ("FASB ASC Topic 350"). In accordance with FASB ASC Topic 350, goodwill is tested for impairment annually or when events or changes in circumstances occur that would, more likely than not, reduce the fair value of an asset below its carrying value, resulting in an impairment. Impairments may result from, among other things, deterioration in financial and operational performance, declines in Ascent Capital's stock price, increased attrition, adverse market conditions, adverse changes in applicable laws and/or regulations, deterioration of general macroeconomic conditions, fluctuations in foreign exchange rates, increased competitive markets in which we operate in, declining financial performance over a sustained period, changes in key personnel and/or strategy, and a variety of other factors.

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

U.S federal income tax reform could adversely affect us.

On December 22, 2017, new tax reform legislation that significantly reforms the Internal Revenue Code of 1986, as amended, was enacted (the "2017 Tax Act"). The 2017 Tax Act, among other things, reduces the U.S. federal corporate tax rate and imposes significant limitations on certain corporate deductions and credits. More specifically, it places limitations on interest expense beginning in fiscal year 2018 and places future limitations on the usage of net operating loss carryforwards generated in fiscal year 2018 and after, which could negatively impact the Company's financial position. As the new tax reform legislation has significant complexity and future implementation guidance from the Internal Revenue Service, clarifications of state tax law or the completion of the Company's 2017 tax return filings could all impact our tax estimates, we will continue to examine the impact that the 2017 Tax Act may have on our business.

Our parent, Ascent Capital, may have substantial indemnification obligations under a tax sharing agreement it entered into in connection with the 2008 spin-off of Ascent Capital from Discovery Holding Company ("DHC"), a subsidiary of Discovery Communications, Inc., (the "2008 spin-off") and, under the terms of this agreement, we may be responsible for any such obligations.

Pursuant to Ascent Capital's tax sharing agreement with DHC, Ascent Capital has agreed to be responsible for all taxes attributable to Ascent Capital or any of its subsidiaries, whether accruing before, on or after the 2008 spin-off (subject to specified exceptions). Ascent Capital has also agreed to be responsible for and indemnify DHC with respect to (i) certain taxes attributable to DHC or any of its subsidiaries (other than Discovery Communications, LLC) and (ii) all taxes arising as a result of the 2008 spin-off (subject to specified exceptions). Ascent Capital’s indemnification obligations under the tax sharing agreement are not limited in amount or subject to any cap. Pursuant to the reorganization agreement we entered into with DHC in connection with the 2008 spin-off, we assumed certain indemnification obligations designed to make our company financially responsible for substantially all non-tax liabilities that may exist relating to the business of Ascent Capital's former subsidiary, Ascent Media Group, LLC, whether incurred prior to or after the 2008 spin-off, as well as certain obligations of DHC. Any indemnification payments under the tax sharing agreement or the reorganization agreement could be substantial.

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

LiveWatch leases approximately 11,000 square feet of office space in St. Marys, Kansas to house its main operations and fulfillment center and approximately 11,500 square feet of office space in Manhattan, Kansas to house sales office functions. Additionally, LiveWatch leases approximately 8,100 square feet of office space in Evanston, Illinois for general administrative and sales office functions.

ITEM 3.  LEGAL PROCEEDINGS

In the ordinary course of business, from time to time, the Company and its subsidiaries are the subject of complaints or litigation from subscribers or inquiries or investigations from government officials, sometimes related to alleged violations of state or federal consumer protection statutes. The Company and its subsidiaries may also be subject to employee claims based on, among other things, alleged discrimination, harassment or wrongful termination claims. Although no assurances can be given, in the opinion of management, none of the pending actions is likely to have a material adverse impact on the Company's financial position or results of operations, either individually or in the aggregate.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Pursuant to the MONI Acquisition, the Company deauthorized all shares of Class A and Class B Common Stock upon its merger with Merger Sub on December 17, 2010. The Company has one thousand shares of common stock issued and outstanding which are held by Ascent Capital.  There have been no changes to the common stock issued and outstanding since the MONI Acquisition.

We paid dividends to Ascent Capital in the amount of $5,000,000 for both of the years ended December 31, 2017 and 2016, respectively. No dividends were paid during the year ended December 31, 2015. From time to time we may provide dividends to Ascent Capital as permitted in our Credit Facility.

ITEM 6. SELECTED FINANCIAL DATA

The balance sheet data as of December 31, 2017 and 2016 and the statements of operations data for the years ended December 31, 2017, 2016, and 2015, all of which are set forth below, are derived from the accompanying consolidated financial statements and notes included elsewhere in this Annual Report and should be read in conjunction with those financial statements and the notes thereto. The balance sheet data as of December 31, 2015, 2014 and 2013 and the statements of operations data for the years ended December 31, 2014 and 2013 shown below were derived from previously issued financial statements.

	As of December 31,
	2017	2016	2015	2014	2013
	(amounts in thousands)
Summary Balance Sheet Data:
Current assets	$26,615	26,406	26,147	23,326	23,733
Property and equipment, net of accumulated depreciation	$32,789	28,270	26,654	23,280	24,561
Subscriber accounts, net of accumulated amortization	$1,302,028	1,386,760	1,423,538	1,373,630	1,340,954
Total assets	$1,941,315	2,033,717	2,070,267	1,997,162	1,985,674
Current liabilities	$98,737	87,171	82,715	84,565	86,831
Long-term debt, excluding current portion	$1,707,297	1,687,778	1,739,147	1,619,624	1,572,305
Stockholder's equity	$102,736	214,945	201,065	257,566	292,660

	Years Ended December 31,
	2017	2016	2015	2014	2013
	(amounts in thousands)
Summary Statement of Operations Data:
Net revenue	$553,455	570,372	563,356	539,449	451,033
Operating income	$32,304	67,649	63,725	93,490	82,539
Net loss	$(111,295)	(76,307)	(72,448)	(29,717)	(16,687)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying consolidated financial statements and the notes thereto included elsewhere herein.

Overview

We provide residential customers and commercial client accounts with monitored home and business security systems, as well as interactive and home automation services. The Company is supported by a network of independent Authorized Dealers providing products and support to customers in the United States, Canada and Puerto Rico. On August 16, 2013, MONI acquired all of the equity interests of Security Networks LLC ("Security Networks") and certain affiliated entities (the "Security Networks Acquisition"). On February 23, 2015, MONI acquired LiveWatch Security, LLC ("LiveWatch"), a Do-It-Yourself home security firm, offering professionally monitored security services through a direct-to-consumer sales channel (the "LiveWatch Acquisition").

Attrition

Account cancellation, otherwise referred to as subscriber attrition, has a direct impact on the number of subscribers that we service and on our financial results, including revenues, operating income and cash flow.  A portion of the subscriber base can be expected to cancel its service every year. Subscribers may choose not to renew or terminate their contract for a variety of reasons, including relocation, cost, switching to a competitor's service and limited use by the subscriber and thus low perceived value.  The largest categories of canceled accounts relate to subscriber relocation or the inability to contact the subscriber.  We define our attrition rate as the number of canceled accounts in a given period divided by the weighted average of number of subscribers for that period.  We consider an account canceled if payment from the subscriber is deemed uncollectible or if the subscriber cancels for various reasons.  If a subscriber relocates but continues its service, this is not a cancellation.  If the subscriber relocates, discontinues its service and a new subscriber takes over the original subscriber's service continuing the revenue stream, this is also not a cancellation.  We adjust the number of canceled accounts by excluding those that are contractually guaranteed by our dealers.  The typical dealer contract provides that if a subscriber cancels in the first year of its contract, the dealer must either replace the canceled account with a new one or refund to us the cost paid to acquire the contract. To help ensure the dealer's obligation to us, we typically maintain a dealer funded holdback reserve ranging from 5-8% of subscriber accounts in the guarantee period.  In some cases, the amount of the holdback liability is less than actual attrition experience.

The table below presents subscriber data for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
Beginning balance of accounts	1,046,791	1,089,535	1,058,962
Accounts acquired	95,786	125,292	188,941
Accounts canceled	(155,098)	(149,880)	(147,923)
Canceled accounts guaranteed by dealer and other adjustments (a) (b)	(11,483)	(18,156)	(10,445)
Ending balance of accounts	975,996	1,046,791	1,089,535
Monthly weighted average accounts	1,016,798	1,069,901	1,086,071
Attrition rate - Unit	15.3%	14.0%	13.6%
Attrition rate - RMR (c)	13.7%	12.3%	13.4%

(a)	Includes canceled accounts that are contractually guaranteed to be refunded from holdback.

(b)
Includes an estimated 4,532 and 11,175 accounts included in MONI's program to upgrade subscribers' alarm monitoring systems that communicated across the AT&T 2G network that was discontinued (the "Radio Conversion Program"), which primarily canceled in excess of their expected attrition for the years ended December 31, 2017 and 2016, respectively.

(c)
The recurring monthly revenue ("RMR") of canceled accounts follows the same definition as subscriber unit attrition as noted above. RMR attrition is defined as the RMR of canceled accounts in a given period, adjusted for the impact of price increases or decreases in that period, divided by the weighted average of RMR for that period.

The unit attrition rate for the years ended December 31, 2017, 2016 and 2015 was 15.3%, 14.0% and 13.6%, respectively. Contributing to the increase in attrition rates were the number of subscriber accounts with 5-year contracts reaching the end of their initial contract term in the period, the relative proportion of the number of new customers under contract or in the dealer guarantee period and our more aggressive price increase strategy. Overall attrition reflects the impact of the Pinnacle Security bulk buys, where the Company purchased approximately 113,000 accounts from Pinnacle Security in 2012 and 2013 (the "Pinnacle Accounts"), which are now experiencing normal end-of-term attrition. The unit attrition rate without the Pinnacle Accounts (core attrition) for the years ended December 31, 2017, 2016 and 2015 was 14.5%, 13.5% and 12.7%, respectively.

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

Accounts Acquired

During the years ended December 31, 2017, 2016 and 2015, the Company acquired 95,786, 125,292 and 188,941 subscriber accounts, respectively.  The decrease in accounts acquired for the years ended December 31, 2017 and 2016 is due to general softness in the dealer channel discussed in more detail below. Furthermore, accounts acquired for the year ended December 31, 2015 include 31,919 accounts acquired in the acquisition of LiveWatch in February 2015. The decrease in 2017 was partially offset by year over year growth in the direct-to-consumer sales channels. Accounts acquired for the years ended December 31, 2017, 2016 and 2015 also reflect bulk buys of approximately 3,500, 8,600 and 2,000 accounts, respectively.

RMR acquired during the years ended December 31, 2017, 2016 and 2015 was approximately $4,603,000, $5,835,000 and $7,279,000, respectively, excluding $909,000 of RMR acquired in the acquisition of LiveWatch in February 2015.

Strategic Initiatives

Given the recent decreases in the generation of new subscriber accounts in our dealer channel and trends in subscriber attrition, the Company has implemented several initiatives related to account growth, creation costs, attrition and margin improvements.

Account Growth

We believe that generating account growth at a reasonable cost is essential to scaling our business and generating shareholder value. In recent years, our acquisition of new subscriber accounts through our dealer channel has declined due to the attrition of large dealers, efforts to acquire new accounts from dealers at lower purchases prices, changes in consumer buying behavior and increased competition from telecommunications and cable companies in the market. The Company currently has several initiatives in place to improve account growth, which include:

•	Recruiting high quality dealers into the MONI Authorized Dealer Program,

•	Assisting new and existing dealers with training and marketing initiatives to increase productivity,

•	Acquiring bulk accounts to supplement account generation,

•	Offering third party equipment financing to consumers which is expected to assist in driving account growth at lower creation costs,

•	Growing the MONI Direct sales and LiveWatch DIY sales channels, and

•	Enhancing our brand recognition with consumers.

Although the Company has seen some increases in new subscriber accounts from its internal sales channel, such increases have not been able to offset the declines in the dealer channel. We have attempted to bolster the efforts of our internal sales channels to increase account growth by developing relationships with third parties, such as Nest, to bring in new leads and account growth opportunities.

Creation Costs

We also consider the management of creation costs to be a key driver in improving the Company's financial results, as lower creation costs would improve the Company's profitability and cash flows. The initiatives related to managing creation costs include:

•	Growing the MONI Direct sales and LiveWatch DIY sales channels with expected lower creation cost multiples, and

•	Negotiating lower subscriber account purchase price multiples in our dealer channel.

In addition, we expect that new customers who subscribe to our services through our partnership with Nest will also contribute to lower creation cost multiples as it is expected that Nest equipment will be purchased up front by the consumer as opposed to subsidized by the Company.

Attrition

We have also experienced higher subscriber attrition rates in the past few years. While there are a number of factors impacting our attrition rate, we expect subscriber cancellations to improve due to the expiration of a large number of the Pinnacle Accounts that were acquired in bulk purchases during 2012 and 2013, as well as the cancellations by subscribers following AT&T's decision to take its 2G cellular networks offline.

Notwithstanding the anticipated decrease in future cancellations, we have continued to develop our efforts to manage subscriber attrition, which we believe will help drive increases in our subscriber base and shareholder value. The Company currently has several initiatives in place to reduce subscriber attrition, which include:

•	Maintaining high customer service levels,

•	Using predictive modeling to identify subscribers with a higher risk of cancellation and engaging with these subscribers to obtain contract extensions on terms favorable to the Company, and

•	Implementing effective pricing strategies.

Margin Improvement

We have also adopted initiatives to reduce expenses and improve our financial results, which include:

•	Reducing our operating costs by right sizing the cost structure to the business and leveraging our scale,

•	Implementing more sophisticated purchasing techniques, and

•	Increasing use of automation.

While the uncertainties related to the successful implementation of the foregoing initiatives could impact the Company's ability to achieve net profitability and positive cash flows in the near term, we believe they will position the Company to improve its operating performance, increase cash flows and create shareholder value over the long-term.

Impact from Natural Disasters

Hurricanes Harvey, Irma and Maria, made landfall in Texas, Florida and Puerto Rico, respectively, in the third quarter of 2017. The Company had approximately 38,000, 55,000 and 36,000 subscribers in areas impacted by Harvey, Irma and Maria, respectively. Related to these events, we have issued approximately $2,000,000 in revenue credits and refunds in the fourth quarter of 2017 to subscribers due to service interruptions or other customer service incentives to retain subscribers impacted from the natural disasters. A vast majority of these credits were issued to subscribers in Puerto Rico, where damage from the hurricanes has been the most severe and widespread. There has been a modest increase to attrition from these events for the twelve months ended December 31, 2017. As recovery from Hurricane Maria in Puerto Rico is ongoing, we may continue to experience increased revenue credits or refunds, field service costs and higher attrition in future periods. However, the extent to which we may experience these impacts cannot currently be estimated. We will continue to assess the impact of these events.

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

Results of Operations

The following table sets forth selected data from the accompanying consolidated statements of operations and comprehensive income (loss) for the periods indicated (dollar amounts in thousands).

	Year Ended December 31,
	2017	2016	2015
Net revenue (a)	$553,455	570,372	563,356
Cost of services	119,193	115,236	110,246
Selling, general and administrative, including stock-based and long-term incentive compensation	155,902	114,152	106,287
Amortization of subscriber accounts, dealer network and other intangible assets	236,788	246,753	258,668
Interest expense	145,492	127,308	125,415
Income tax expense (benefit)	(1,893)	7,148	6,290
Net loss	(111,295)	(76,307)	(72,448)

Adjusted EBITDA (b)	$313,553	344,848	354,807
Adjusted EBITDA as a percentage of Revenue	56.7%	60.5%	63.0%

Expensed Subscriber acquisition costs (c)
Gross subscriber acquisition costs	$40,312	29,367	18,298
Revenue associated with subscriber acquisition costs	(4,852)	(5,310)	(4,022)
Net subscriber acquisition costs	$35,460	24,057	14,276

(a)         Net revenue for the year ended December 31, 2015 reflects the negative impact of $359,000 of fair value adjustments that reduced deferred revenue acquired in the LiveWatch Acquisition.
(b)         See reconciliation of Net loss to Adjusted EBITDA below.

(c)
Gross subscriber acquisition costs and Revenue associated with subscriber acquisition costs for the year ended December 31, 2016 has been restated to include $3,241,000 of costs and $817,000 of revenue related to MONI's direct-to-consumer sales channel activities for the period.

Net revenue.  Revenue decreased $16,917,000, or 3.0%, for the year ended December 31, 2017 as compared to the corresponding prior year.  The decrease in net revenue is attributable to the lower average number of subscribers in 2017 as a result of the softness in the dealer channel and increased attrition as discussed in more detail above. This decrease was partially offset by an increase in average RMR per subscriber due to certain price increases enacted during the past twelve months and an increase in average RMR per new subscriber acquired. Average RMR per subscriber increased from $43.10 as of December 31, 2016 to $44.04 as of December 31, 2017.

Revenue increased $7,016,000, or 1.2%, for the year ended December 31, 2016 as compared to the corresponding prior year. The increase in net revenue is attributable to an increase in average RMR per subscriber, as well as, the inclusion of a full first quarter's impact of LiveWatch revenue. Average RMR per subscriber increased from $41.92 as of December 31, 2015 to $43.10 as of December 31, 2016 and was the result of price increases enacted throughout the year as well as an increase in average RMR per new subscriber acquired. These increases were partially offset by a decrease in the monthly weighted average number of subscribers from 2015 to 2016.

Cost of services.  Cost of services increased $3,957,000, or 3.4%, for the year ended December 31, 2017 as compared to the corresponding prior year.  The increase is primarily attributable to increased field service costs due to a higher volume of retention jobs being completed and an increase in expensed subscriber acquisition costs attributable to MONI, as a result of the initiation of the MONI Direct installation sales channel. Subscriber acquisition costs included in cost of services, which include expensed equipment and labor costs associated with the creation of new subscribers for MONI and LiveWatch, increased to $12,158,000 for the year ended December 31, 2017 as compared to $8,928,000 for the year ended December 31,

2016. Cost of services as a percent of net revenue increased from 20.2% for the year ended December 31, 2016 to 21.5% for the year ended December 31, 2017.

Cost of services increased $4,990,000, or 4.5%, for the year ended December 31, 2016 as compared to the corresponding prior year. The increase is primarily attributable to increased field service costs due to a higher volume of retention jobs being completed and an increase in subscriber acquisition costs incurred at LiveWatch, related to increased account production and the inclusion of a full first quarter of production. Furthermore, cost of services increased due to more subscribers being monitored across the cellular network, including home automation accounts. Subscriber acquisition costs include expensed equipment costs associated with new subscribers of $8,928,000 for the year ended December 31, 2016, compared to $7,058,000 for the year ended December 31, 2015. Cost of services as a percent of net revenue increased from 19.6% for the year ended December 31, 2015 to 20.2% for the year ended December 31, 2016.

Selling, general and administrative.  Selling, general and administrative expense ("SG&A") increased $41,750,000, or 36.6%, for the year ended December 31, 2017 as compared to the corresponding prior year.  The increase is primarily attributable to a $28,000,000 legal settlement recognized in the second quarter of 2017 in relation to putative class action litigation that alleged violation of telemarketing laws. Subscriber acquisition costs included in SG&A increased to $28,154,000 for the year ended December 31, 2017 as compared to $20,439,000 for the year ended December 31, 2016. Contributing to the increase in SG&A costs in 2017 is a $7,160,000 gain on the revaluation of a dealer liability related to the Security Networks Acquisition that was recorded in 2016 with only a similar gain of $1,358,000 recorded in 2017. Other increases are attributed to consulting fees incurred on strategic company initiatives as well as the severance event and transitioning executive leadership at MONI's Dallas, Texas headquarters. These increases were offset by decreases to the LiveWatch acquisition contingent bonus expense as the Company settled the retention portion of the bonus earlier in 2017 when it became due and payable and negotiated a lesser buy out of the earnout portion of the bonus in the fourth quarter of 2017. SG&A as a percent of net revenue increased from 20.0% for the year ended December 31, 2016 to 28.2% for the year ended December 31, 2017.

SG&A increased $7,865,000, or 7.4%, for the year ended December 31, 2016 as compared to the corresponding prior year. The increases are primarily attributable to subscriber acquisition costs incurred at LiveWatch from increased account production and the inclusion of only a portion of the first quarter production for LiveWatch in 2015, as well as increased salaries, wages and benefits costs and $2,991,000 of rebranding expense at MONI. Subscriber acquisition costs, which includes marketing and sales costs related to the creation of new subscribers, were $20,439,000 and $11,240,000 for the years ended December 31, 2016 and 2015, respectively. These increases were partially offset by a fourth quarter gain on the revaluation of a dealer liability related to the Security Networks Acquisition of $7,160,000. SG&A as a percent of net revenue increased from 18.9% for the year ended December 31, 2015 to 20.0% for the year ended December 31, 2016.

Amortization of subscriber accounts, dealer network and other intangible assets.  Amortization of subscriber accounts, dealer network and other intangible assets decreased $9,965,000 and $11,915,000 for the years ended December 31, 2017 and December 31, 2016, respectively, as compared to the corresponding prior years.  The decreases are attributable to the timing of amortization of subscriber accounts acquired prior to each of the preceding years ended which have a lower rate of amortization in 2016 and 2017 and are not offset by amortization on subsequent subscriber accounts acquired due to decreased purchases occurring in 2016 and 2017.

Interest expense.  Interest expense increased $18,184,000 and $1,893,000 for the years ended December 31, 2017 and 2016, respectively, as compared to the corresponding prior years. The increase in interest expense is attributable to increases in the Company's consolidated debt balance and higher applicable margins on Credit Facility borrowings as a result of the September 2016 Credit Facility refinancing. The increase includes the impact of the amortization of the debt discount and deferred financing costs related to the Company's outstanding debt. Amortization of debt discount and deferred debt costs included in interest expense for the years ended December 31, 2017, 2016 and 2015 was $6,819,000, $6,936,000 and $6,506,000, respectively.  These increases were offset by decreased interest expense on the Ascent intercompany loan, as Ascent Capital effectively retired $88,000,000 of the loan through a capital contribution in February of 2016.

Income tax expense (benefit).  For the year ended December 31, 2017, we had a pre-tax loss of $113,188,000 and an income tax benefit of $1,893,000.  For the year ended December 31, 2016, we had a pre-tax loss of $69,159,000 and income tax expense of $7,148,000.  For the year ended December 31, 2015, we had a pre-tax loss of $66,158,000 and income tax expense of $6,290,000.  The income tax benefit for the year ended December 31, 2017 is primarily attributable to the enactment of the 2017 Tax Act, which lowered the federal corporate income tax rate from 35% to 21% beginning in fiscal year 2018. This reduction required the Company to revalue its net deferred tax liabilities to the lower rate which resulted in an income tax benefit of approximately $9,000,000. This benefit was offset by the deferred tax impact from 2017 amortization of deductible goodwill related to the Company's business acquisitions and the Company's state tax expense. Income tax expense for the years ended December 31, 2016 and December 31, 2015 is attributable to the Company's state tax expense and the deferred tax impact from amortization of deductible goodwill attributable to Company's business acquisitions.

Net loss. For the year ended December 31, 2017, net loss increased to $111,295,000 from $76,307,000 for the year ended December 31, 2016. The increase in net loss is primarily related to the $28,000,000 legal settlement recognized in the second quarter of 2017, as well as other decreases in operating income through the changes in Net revenue, Cost of services and SG&A discussed above. These changes were offset by a reduction in costs incurred under the Company's Radio Conversion Program in 2017, as the Company has substantially completed its radio conversion program in 2016.

For the year ended December 31, 2016, net loss increased to $76,307,000 from $72,448,000 for the year end December 31, 2015. The increase in net loss is attributable to increase in costs incurred under the Company's Radio Conversion Program, increased equipment, sales and marketing costs incurred by LiveWatch related to the acquisition of new subscribers and increases in debt refinance expenses related to the size and cost of the Credit Facility refinancing as compared to the 2015 refinancings.

Adjusted EBITDA. The following table provides a reconciliation of net loss to total Adjusted EBITDA for the periods indicated (amounts in thousands):

	Year Ended December 31,
	2017	2016	2015
Net loss	$(111,295)	(76,307)	(72,448)
Amortization of subscriber accounts, dealer network and other intangible assets	236,788	246,753	258,668
Depreciation	8,818	8,160	10,066
Stock-based compensation	2,981	2,598	2,271
Radio conversion costs	450	18,422	14,369
Legal settlement reserve	28,000	—	—
Severance expense (a)	1,363	730	112
LiveWatch acquisition related costs	—	—	946
LiveWatch acquisition contingent bonus charges	189	3,944	3,930
Headquarters relocation costs	—	—	720
Rebranding marketing program	880	2,991	—
Software implementation/integration	—	511	—
Integration / implementation of company initiatives	2,425	250	—
Gain on revaluation of acquisition dealer liabilities	(1,358)	(7,160)	—
Impairment of capitalized software	713	—	—
Refinancing expense	—	9,500	4,468
Interest expense	145,492	127,308	125,415
Income tax expense (benefit)	(1,893)	7,148	6,290
Adjusted EBITDA	$313,553	344,848	354,807

(a)         Severance expense related to a reduction in headcount event and transitioning executive leadership at MONI.

Adjusted EBITDA decreased $31,295,000, or 9.1%, for the year ended December 31, 2017 and $9,959,000, or 2.8%, for the year ended December 31, 2016, as compared to the corresponding prior years.  The decrease is primarily the result of lower revenues, as discussed above, and an increase in subscriber acquisition costs, net of related revenue, which is primarily associated with an increase in MONI's direct-to-consumer sales activities. Subscriber acquisition costs, net of related revenue, were $35,460,000, $24,057,000 and $14,276,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

Expensed Subscriber acquisition costs. Subscriber acquisition costs increased $11,403,000 and $9,781,000 for the years ended December 31, 2017 and 2016, respectively, as compared to the corresponding prior years. The increase in subscriber acquisition costs for the year ended December 31, 2017 is primarily attributable to the initiation of the MONI Direct installation sales channel and an increase in new accounts generated in LiveWatch's direct-to-consumer sales channel. The increase in subscriber acquisition costs for the year ended December 31, 2016 is related to increased account production from

LiveWatch and the inclusion of only a portion of the first quarter production for LiveWatch in 2015, as it was acquired in late February 2015.

Liquidity and Capital Resources

At December 31, 2017, we had $3,302,000 of cash and cash equivalents.  We may use a portion of these assets to decrease debt obligations, or fund potential strategic acquisitions or investment opportunities.

Our primary source of funds is our cash flows from operating activities which are generated from alarm monitoring and related service revenues.  During the years ended December 31, 2017, 2016 and 2015, our cash flow from operating activities was $150,204,000, $190,527,000 and $209,162,000, respectively.  The primary driver of our cash flow from operating activities is Adjusted EBITDA.  Fluctuations in our Adjusted EBITDA and the components of that measure are discussed in "Results of Operations" above.  In addition, our cash flow from operating activities may be significantly impacted by changes in working capital.

During the years ended December 31, 2017, 2016 and 2015, we used cash of $142,909,000, $201,381,000 and $266,558,000, respectively, to fund subscriber account acquisitions, net of holdback and guarantee obligations.  In addition, during the years ended December 31, 2017, 2016 and 2015, we used cash of $14,393,000, $9,178,000 and $12,422,000, respectively, to fund its capital expenditures.

Our existing long-term debt at December 31, 2017 includes the principal balance of $1,751,750,000 under our Senior Notes, Ascent Intercompany Loan, Credit Facility term loan, and Credit Facility revolver.  The Senior Notes have an outstanding principal balance of $585,000,000 as of December 31, 2017 and mature on April 1, 2020.  The Ascent Intercompany Loan has an outstanding principal balance of $12,000,000 as of December 31, 2017 and matures on October 1, 2020. The Credit Facility term loan has an outstanding principal balance of $1,086,250,000 as of December 31, 2017 and requires principal payments of $2,750,000 per quarter with the remaining amount becoming due on September 30, 2022.  The Credit Facility revolver has an outstanding balance of $68,500,000 as of December 31, 2017 and becomes due on September 30, 2021. The maturity date for both the term loan and the revolving credit facility under the Credit Facility are subject to a springing maturity 181 days prior to the scheduled maturity date of the Senior Notes. Accordingly, if we are unable to refinance the Senior Notes by October 3, 2019, both the term loan and the revolving credit facility would become due and payable.

In considering our liquidity requirements for 2018, we evaluated our known future commitments and obligations.  We will require the availability of funds to finance our strategy to grow through the acquisition of subscriber accounts.  We considered the expected operating cash flows as well as the borrowing capacity of our Credit Facility revolver, under which we could borrow an additional $226,500,000 as of December 31, 2017.  Based on this analysis, we expect that cash on hand, cash flow generated from operations and available borrowings under the Credit Facility revolver will provide sufficient liquidity, given our anticipated current and future requirements.

We may seek capital contributions from Ascent Capital or debt financing in the event of any new investment opportunities, additional capital expenditures or our operations require additional funds, but there can be no assurance that we will be able to obtain capital contributions from Ascent Capital or debt financing on terms that would be acceptable to us or at all.  Our ability to seek additional sources of funding depends on our future financial position and results of operations, which are subject to general conditions in or affecting our industry and our subscribers and to general economic, political, financial, competitive, legislative and regulatory factors beyond our control.

Contractual Obligations

Information concerning the amount and timing of required payments under our contractual obligations at December 31, 2017 is summarized below (amounts in thousands):

	Payments Due by Period
	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years	Total
Operating leases	$3,957	6,613	5,655	22,625	38,850
Long-term debt (a)	11,000	619,000	1,121,750	—	1,751,750
Other (b)	9,419	220	510	4,419	14,568
Total contractual obligations	$24,376	625,833	1,127,915	27,044	1,805,168

(a)        Amounts reflect principal amounts owed and therefore exclude net unamortized discount and deferred debt costs of $33,453,000.  Amounts also exclude interest payments which are based on variable interest rates. Additionally, the maturity date for both the term loan and the revolving credit facility under the Credit Facility are subject to a springing maturity 181 days prior to the scheduled maturity date of the Senior Notes. Accordingly, if the Company is unable to refinance the Senior Notes by October 3, 2019, both the term loan and the revolving credit facility would become due and payable. Amounts are reflected assuming no springing maturity.

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

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

Valuation of Subscriber Accounts

Subscriber accounts, which totaled $1,302,028,000 net of accumulated amortization, at December 31, 2017, relate primarily to the cost of acquiring portfolios of monitoring service contracts from independent dealers.  The subscriber accounts acquired in the MONI, Security Networks and LiveWatch acquisitions were recorded at fair value under the acquisition method of accounting.  Subscriber accounts not acquired as part of a business combination are recorded at cost.  All direct and incremental costs, including bonus incentives related to account activation at LiveWatch, associated with the creation of subscriber accounts, including new subscriber contracts obtained in connection with a subscriber move, are capitalized.

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

The Company has processes and controls in place, including the review of key performance indicators, to assist management in identifying events or circumstances that indicate the Subscriber Accounts Asset may not be recoverable. If an indicator that the asset may not be recoverable exists, management tests the Subscriber Accounts Asset for impairment. For purposes of recognition and measurement of an impairment loss, we view subscriber accounts as a single pool, for each of MONI and LiveWatch, because of the assets’ homogeneous characteristics, and the pool of subscriber accounts is the lowest level for which identifiable cash flows are largely independent of the cash flows of the other assets and liabilities. If such assets are considered to be impaired, the impairment loss to be recognized is measured as the amount by which the carrying value of the assets exceeds the estimated fair value, as determined using the income approach.

In addition, the Company reviews the Subscriber Accounts Asset amortization methodology annually to ensure the methodology is consistent with actual experience.

Valuation of Deferred Tax Assets

In accordance with FASB ASC Topic 740, Income Taxes, we review the nature of each component of our deferred income taxes for the ability to realize the future tax benefits.  As part of this review, we rely on the objective evidence of our current performance and the subjective evidence of estimates of our forecast of future operations.  Our estimates of realizability are subject to a high degree of judgment since they include such forecasts of future operations.  After consideration of all available positive and negative evidence and estimates, we have determined that it is more likely than not that we will not realize the tax benefits associated with our United States deferred tax assets and certain foreign deferred tax assets, and as such, we have a valuation allowance which totaled $86,281,000 and $96,003,000 as of December 31, 2017 and 2016, respectively.

Valuation of Goodwill

As of December 31, 2017, we had goodwill of $563,549,000, which represents approximately 29% of total assets.  Goodwill was recorded in connection with the MONI, Security Networks and LiveWatch acquisitions.  The Company accounts for its goodwill pursuant to the provisions of FASB ASC Topic 350, Intangibles — Goodwill and Other.  In accordance with FASB ASC Topic 350, goodwill is not amortized, but rather tested for impairment at least annually.

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

The Company assesses the recoverability of the carrying value of goodwill during the fourth quarter of its fiscal year, based on October 31 financial information, or whenever events or changes in circumstances indicate that the carrying amount of the goodwill of a reporting unit may not be fully recoverable. The Company’s reporting units are the MONI and LiveWatch business segments and recoverability is measured at the reporting unit level based on the provisions of FASB ASC Topic 350.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have exposure to changes in interest rates related to the terms of our debt obligations.  The Company uses derivative financial instruments to manage the exposure related to the movement in interest rates.  The derivatives are designated as hedges and were entered into with the intention of reducing the risk associated with variable interest rates on the debt obligations.  We do not use derivative financial instruments for trading purposes.

Tabular Presentation of Interest Rate Risk

The table below provides information about our outstanding debt obligations and derivative financial instruments that are sensitive to changes in interest rates. Interest rate swaps are presented at their fair value amount and by maturity date as of December 31, 2017. Debt amounts represent principal payments by maturity date, assuming no springing maturity of both the term loan and the revolving credit facility under the Credit Facility, as of December 31, 2017.

Year of Maturity	Fixed Rate Derivative Instruments, net (a)	Variable Rate Debt	Fixed Rate Debt	Total
	(Amounts in thousands)
2018	$231	11,000	—	11,231
2019	—	11,000	—	11,000
2020	—	11,000	597,000	608,000
2021	—	79,500	—	79,500
2022	6,528	1,042,250	—	1,048,778
Thereafter	—	—	—	—
Total	$6,759	1,154,750	597,000	1,758,509

(a)
The derivative financial instruments reflected in this column include four interest rate swaps with a maturity date in 2018 and four interest rate swaps with a maturity date in 2022.  As a result of these interest rate swaps, the Company's current effective weighted average interest rate on the borrowings under the Credit Facility term loans is 7.18%.  The terms of the Company’s outstanding swap derivative instruments as of December 31, 2017 are as follows:

Notional	Effective Date	Maturity Date	Fixed Rate Paid	Variable Rate Received
$518,375,000	March 28, 2013	March 23, 2018	1.884%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor (a)
137,387,500	March 28, 2013	March 23, 2018	1.384%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor (a)
107,412,060	September 30, 2013	March 23, 2018	1.959%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor
107,412,060	September 30, 2013	March 23, 2018	1.850%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor
191,475,002	March 23, 2018	April 9, 2022	3.110%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor (a)
250,000,000	March 23, 2018	April 9, 2022	3.110%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor (a)
50,000,000	March 23, 2018	April 9, 2022	2.504%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor
377,000,000	March 23, 2018	September 30, 2022	1.833%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor

(a)
On March 25, 2013 and September 30, 2016, the Company negotiated amendments to the terms of these interest rate swap agreements (the "Existing Swap Agreements," and as amended, the "Amended Swaps"). The Amended Swaps are held with the same counterparties as the Existing Swap Agreements. Upon entering into the Amended

Swaps, the Company simultaneously dedesignated the Existing Swap Agreements and redesignated the Amended Swaps as cash flow hedges for the underlying change in the swap terms. The amounts previously recognized in Accumulated other comprehensive income (loss) relating to the dedesignation are recognized in Interest expense over the remaining life of the Amended Swaps.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements are filed under this Item, beginning on page 38.  The financial statement schedules required by Regulation S-X are filed under Item 15 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chairman, chief executive officer and chief financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of December 31, 2017 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting identified during the three months ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

MONI's management is responsible for establishing and maintaining adequate internal control over the Company's financial reporting. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements and related disclosures in accordance with generally accepted accounting principles. The Company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the consolidated financial statements and related disclosures in accordance with generally accepted accounting principles; (3) provide reasonable assurance that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (4) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the consolidated financial statements and related disclosures.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

The Company assessed the design and effectiveness of internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013).

Based upon our assessment using the criteria set forth by COSO, management has concluded that, as of December 31, 2017, MONI's internal control over financial reporting is designed and operating effectively.

The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by KPMG LLP. Their report appears on page 36 of this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION

None.

Report of Independent Registered Public Accounting Firm

To the Stockholder and Board of Directors
Monitronics International, Inc.

Opinion on Internal Control Over Financial Reporting
We have audited Monitronics International, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive income (loss), cash flows, and stockholders’ equity for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements), and our report dated March 6, 2018 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

/s/ KPMG LLP
Dallas, Texas
March 6, 2018

Report of Independent Registered Public Accounting Firm

To the Stockholder and Board of Directors
Monitronics International, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Monitronics International, Inc. and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive income (loss), cash flows, and stockholder's equity for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 6, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company's auditor since 2011.

Dallas, Texas
March 6, 2018

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
Amounts in thousands, except share amounts

	As of December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$3,302	3,177
Trade receivables, net of allowance for doubtful accounts of $4,162 in 2017 and $3,043 in 2016	12,645	13,869
Prepaid and other current assets	10,668	9,360
Total current assets	26,615	26,406
Property and equipment, net of accumulated depreciation of $37,643 in 2017 and $28,825 in 2016	32,789	28,270
Subscriber accounts, net of accumulated amortization of $1,439,164 in 2017 and $1,212,468 in 2016	1,302,028	1,386,760
Dealer network and other intangible assets, net of accumulated amortization of $42,806 in 2017 and $32,976 in 2016	6,994	16,824
Goodwill	563,549	563,549
Other assets, net	9,340	11,908
Total assets	$1,941,315	2,033,717
Liabilities and Stockholder's Equity
Current liabilities:
Accounts payable	$11,073	11,461
Accrued payroll and related liabilities	3,458	4,068
Other accrued liabilities	50,026	31,579
Deferred revenue	13,871	15,147
Holdback liability	9,309	13,916
Current portion of long-term debt	11,000	11,000
Total current liabilities	98,737	87,171
Non-current liabilities:
Long-term debt	1,707,297	1,687,778
Long-term holdback liability	2,658	2,645
Derivative financial instruments	13,491	16,948
Deferred income tax liability, net	13,304	17,330
Other liabilities	3,092	6,900
Total liabilities	1,838,579	1,818,772
Commitments and contingencies
Stockholder's equity:
Common stock, $.01 par value. 1,000 shares authorized, issued and outstanding both at December 31, 2017 and December 31, 2016	—	—
Additional paid-in capital	444,330	446,826
Accumulated deficit	(334,219)	(222,924)
Accumulated other comprehensive loss, net	(7,375)	(8,957)
Total stockholder's equity	102,736	214,945
Total liabilities and stockholder's equity	$1,941,315	2,033,717

See accompanying notes to consolidated financial statements.

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income (Loss)
Amounts in thousands

	Year Ended December 31,
	2017	2016	2015
Net revenue	$553,455	570,372	563,356
Operating expenses:
Cost of services	119,193	115,236	110,246
Selling, general and administrative, including stock-based and long-term incentive compensation	155,902	114,152	106,287
Radio conversion costs	450	18,422	14,369
Amortization of subscriber accounts, dealer network and other intangible assets	236,788	246,753	258,668
Depreciation	8,818	8,160	10,066
Gain on disposal of operating assets, net	—	—	(5)
	521,151	502,723	499,631
Operating income	32,304	67,649	63,725
Other expense, net:
Interest expense	145,492	127,308	125,415
Refinancing expense	—	9,500	4,468
	145,492	136,808	129,883
Loss before income taxes	(113,188)	(69,159)	(66,158)
Income tax expense (benefit)	(1,893)	7,148	6,290
Net loss	(111,295)	(76,307)	(72,448)
Other comprehensive income (loss):
Unrealized gain (loss) on derivative contracts, net	1,582	4,589	(8,741)
Total other comprehensive income (loss), net of tax	1,582	4,589	(8,741)
Comprehensive loss	$(109,713)	(71,718)	(81,189)

See accompanying notes to consolidated financial statements.

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Amounts in thousands

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net loss	$(111,295)	(76,307)	(72,448)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of subscriber accounts, dealer network and other intangible assets	236,788	246,753	258,668
Depreciation	8,818	8,160	10,066
Stock-based and long-term incentive compensation	3,183	2,598	2,271
Deferred income tax expense (benefit)	(4,026)	4,140	3,986
Gain on disposal of operating assets, net	—	—	(5)
Legal settlement reserve, net of cash payments	23,000	—	—
Amortization of debt discount and deferred debt costs	6,819	6,936	6,506
Refinancing expense	—	9,500	4,468
Bad debt expense	11,014	10,785	9,735
Other non-cash activity, net	(4,291)	(4,595)	4,715
Changes in assets and liabilities:
Trade receivables	(9,790)	(11,032)	(9,378)
Prepaid expenses and other assets	(2,160)	446	(4,115)
Subscriber accounts - deferred contract costs	(3,064)	(2,947)	(1,773)
Payables and other liabilities	(4,792)	(3,910)	(3,534)
Net cash provided by operating activities	150,204	190,527	209,162
Cash flows from investing activities:
Capital expenditures	(14,393)	(9,178)	(12,422)
Cost of subscriber accounts acquired	(142,909)	(201,381)	(266,558)
Cash paid for acquisition, net of cash acquired	—	—	(56,778)
Decrease (increase) in restricted cash	—	55	(37)
Proceeds from disposal of operating assets	—	—	5
Net cash used in investing activities	(157,302)	(210,504)	(335,790)
Cash flows from financing activities:
Proceeds from long-term debt	187,950	1,280,700	778,000
Payments on long-term debt	(175,250)	(1,238,059)	(666,640)
Payments of financing costs	—	(16,946)	(6,477)
Value of shares withheld for share-based compensation	(477)	(121)	(318)
Contribution from Ascent Capital	—	—	22,690
Dividend to Ascent Capital	(5,000)	(5,000)	—
Net cash provided by financing activities	7,223	20,574	127,255
Net increase in cash and cash equivalents	125	597	627
Cash and cash equivalents at beginning of period	3,177	2,580	1,953
Cash and cash equivalents at end of period	$3,302	3,177	2,580
Supplemental cash flow information:
State taxes paid	$2,713	2,645	3,245
Interest paid	138,339	123,763	117,840
Cash remaining to be paid for property and equipment	272	558	1,214

See accompanying notes to consolidated financial statements.

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholder's Equity
Amounts in thousands, except share amounts

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholder's Equity
	Shares	Amount
Balance at December 31, 2014	1,000	$—	336,540	(74,169)	(4,805)	$257,566
Net loss	—	—	—	(72,448)	—	(72,448)
Other comprehensive loss	—	—	—	—	(8,741)	(8,741)
Contributions from Ascent Capital	—	—	22,690	—	—	22,690
Stock-based compensation	—	—	2,316	—	—	2,316
Value of shares withheld for minimum tax liability	—	—	(318)	—	—	(318)
Balance at December 31, 2015	1,000	$—	361,228	(146,617)	(13,546)	$201,065
Net loss	—	—	—	(76,307)	—	(76,307)
Other comprehensive income	—	—	—	—	4,589	4,589
Contributions from Ascent Capital	—	—	88,000	—	—	88,000
Dividends paid to Ascent Capital	—	—	(5,000)	—	—	(5,000)
Stock-based compensation	—	—	2,719	—	—	2,719
Value of shares withheld for minimum tax liability	—	—	(121)	—	—	(121)
Balance at December 31, 2016	1,000	$—	446,826	(222,924)	(8,957)	$214,945
Net loss	—	—	—	(111,295)	—	(111,295)
Other comprehensive income	—	—	—	—	1,582	1,582
Dividends paid to Ascent Capital	—	—	(5,000)	—	—	(5,000)
Stock-based compensation	—	—	2,981	—	—	2,981
Value of shares withheld for minimum tax liability	—	—	(477)	—	—	(477)
Balance at December 31, 2017	1,000	$—	444,330	(334,219)	(7,375)	$102,736

See accompanying notes to consolidated financial statements.

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(1)                         Basis of Presentation

Monitronics International, Inc. and subsidiaries (the "Company" or "MONI") provides residential customers and commercial client accounts with monitored home and business security systems, as well as interactive and home automation services. MONI is supported by a network of independent Authorized Dealers providing products and support to customers in the United States, Canada and Puerto Rico.

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

Trade Receivables

Trade receivables consist primarily of amounts due from subscribers for recurring monthly monitoring services over a wide geographical base.  The Company performs extensive credit evaluations on the portfolios of subscriber accounts prior to acquisition and requires no collateral on the accounts that are acquired.  The Company has established an allowance for doubtful accounts for estimated losses resulting from the inability of subscribers to make required payments.  Factors such as historical-loss experience, recoveries and economic conditions are considered in determining the sufficiency of the allowance to cover potential losses.  The allowance for doubtful accounts as of December 31, 2017 and 2016 was $4,162,000 and $3,043,000, respectively.

A summary of activity in the allowance for doubtful accounts is as follows (amounts in thousands):

	Balance Beginning of Year	Charged to Expense	Write-Offs and Other	Balance End of Year
2017	$3,043	11,014	(9,895)	4,162
2016	$2,762	10,785	(10,504)	3,043
2015	$2,120	9,735	(9,093)	2,762

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

Fair Value of Financial Instruments

Fair values of cash equivalents, current accounts receivable and current accounts payable approximate the carrying amounts because of their short-term nature. The Company's debt instruments are recorded at amortized cost on the consolidated balance sheet.  See note 9, Fair Value Measurements, for further fair value information on the Company's debt instruments.

Inventories

Inventories consist of security system components and parts and are stated at the lower of cost (using the weighted average costing method) or net realizable value. Inventory is included in Prepaid and other current assets on the consolidated balance sheets and was $3,495,000 and $2,475,000 at December 31, 2017 and 2016, respectively.

Property and Equipment

Property and equipment are carried at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the underlying lease. Estimated useful lives by class of asset are as follows:

Leasehold improvements	15 years or lease term, if shorter
Machinery and equipment	5 - 7 years
Computer systems and software (included in Machinery and Equipment in note 4, Property and Equipment)	3 - 5 years

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

The costs of subscriber accounts acquired in the MONI, Security Networks and LiveWatch acquisitions as well as certain accounts acquired in bulk purchases, are amortized using the 14-year 235% declining balance method.  The costs of all other subscriber accounts are amortized using the 15-year 220% declining balance method, beginning in the month following the date of acquisition.  The amortization methods were selected to provide an approximate matching of the amortization of the subscriber accounts intangible asset to estimated future subscriber revenues based on the projected lives of individual subscriber contracts.  Amortization of subscriber accounts was $226,697,000, $236,673,000 and $238,800,000 for the fiscal years ended December 31, 2017, 2016 and 2015, respectively.

Based on subscriber accounts held at December 31, 2017, estimated amortization of subscriber accounts in the succeeding five fiscal years ending December 31 is as follows (amounts in thousands):

2018	$201,427
2019	$170,250
2020	$149,189
2021	$132,662
2022	$121,209

The Company has processes and controls in place, including the review of key performance indicators, to assist management in identifying events or circumstances that indicate the Subscriber Accounts Asset may not be recoverable. If an indicator that the asset may not be recoverable exists, management tests the Subscriber Accounts Asset for impairment. For purposes of recognition and measurement of an impairment loss, the Company views subscriber accounts as a single pool, for each of MONI and LiveWatch, because of the assets' homogeneous characteristics, and the pool of subscriber accounts is the lowest level for which identifiable cash flows are largely independent of the cash flows of the other assets and liabilities. If such assets are considered to be impaired, the impairment loss to be recognized is measured as the amount by which the carrying value of the assets exceeds the estimated fair value, as determined using the income approach.

Dealer Network and Other Intangible Assets

Dealer network is an intangible asset that relates to the dealer relationships that were acquired as part of the Security Networks Acquisition.  Other intangible assets consist of non-compete agreements signed by the seller of Security Networks and certain key Security Networks executives.  These intangible assets are amortized on a straight-line basis over their estimated useful lives of 5 years. The LiveWatch trade mark asset is amortized over 10 years. Amortization of dealer network and other intangible assets was $9,830,000, $9,830,000 and $19,501,000 for the fiscal years ended December 31, 2017, 2016 and 2015, respectively.

The Company reviews the dealer network and other intangible assets for impairment or a change in amortization method at each reporting period.

Goodwill

The Company accounts for its goodwill pursuant to the provisions of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 350, Intangibles-Goodwill and Other ("FASB ASC Topic 350").  In accordance with FASB ASC Topic 350, goodwill is not amortized, but rather tested for impairment at least annually, or earlier if an event occurs, or circumstances change, that indicate the fair value of a reporting unit may be below its carrying amount.

The Company assesses the recoverability of the carrying value of goodwill during the fourth quarter of its fiscal year, based on October 31 financial information, or whenever events or changes in circumstances indicate that the carrying amount of the goodwill of a reporting unit may not be fully recoverable. The Company's reporting units are the MONI and LiveWatch business segments and recoverability is measured at the reporting unit level based on the provisions of FASB ASC Topic 350.

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

FASB ASC Topic 740 specifies the accounting for uncertainty in income taxes recognized in a company's financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  In instances where the Company has taken or expects to take a tax position in its tax return and the Company believes it is more likely than not that such tax position will be upheld by the relevant taxing authority, the Company records the benefits of such tax position in its consolidated financial statements.

Share-Based Compensation

The Company accounts for share-based awards pursuant to FASB ASC Topic 718, Compensation-Stock Compensation ("FASB ASC Topic 718"), which requires companies to measure the cost of employee services received in exchange for an award of equity instruments (such as stock options and restricted stock) based on the grant-date fair value of the award, and to recognize that cost over the period during which the employee is required to provide service (usually the vesting period of the award). Forfeitures of awards are recognized as they occur.

The grant-date fair value of the Ascent Capital stock options granted to the Company’s employees was calculated using the Black-Scholes model. The expected term of the awards was calculated using the simplified method included in FASB ASC Topic 718. The volatility used in the calculation is based on the historical volatility of Ascent Capital and peer companies while the risk-free rate is based on Treasury Bonds with a term similar to that of the subject options.  A dividend rate of zero was utilized for all granted stock options.

Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, assumptions and judgments that affect the reported amounts of revenue and expenses for each reporting period.  The significant estimates made in preparation of the Company's consolidated financial statements primarily relate to valuation of goodwill, other intangible assets, long-lived assets, deferred tax assets, convertible debt arrangements, derivative financial instruments, and the allowance for doubtful accounts. These estimates are based on management's best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts them when facts and circumstances change. As the effects of future events cannot be determined with any certainty, actual results could differ from the estimates upon which the carrying values were based.

(3)                         Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09" or “Topic 606”), which amends and supersedes FASB ASC Topic 605, Revenue Recognition ("Topic 605"). Under the update, revenue will be recognized based on a five-step model. The core principle of the model is that revenue will be recognized when the transfer of promised goods or services to customers is made in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In the third quarter of 2015, the FASB deferred the effective date of the standard to annual and interim periods beginning after December 15, 2017. In March and April 2016, the FASB issued amendments to provide clarification on assessment of collectability criteria, presentation of sales taxes and measurement of non-cash consideration. In addition, the amendment provided clarification and included simplification to transaction guidance on contract modifications and completed contracts at transaction. In December 2016, the FASB issued amendments to provide clarification on codification and guidance application. The standard allows the option of either a full retrospective adoption, meaning the standard is applied to all periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period.

The Company offers its customers professional alarm monitoring services, as well as interactive and home automation services, through equipment at the customer’s site that communicates with the Company’s central monitoring station and interfaces with other equipment at the site and third party technology companies for interactive and home automation services. These services are typically provided under alarm monitoring agreements (“AMAs”) between the Company and the customer. The equipment at the site is either obtained independently from the Company’s network of third party Authorized Dealers or directly from the Company, via its direct-to-consumer sales channel. The Company also offers equipment sales and installation and, to its existing subscribers, maintenance services on existing alarm equipment. Due to the complexity of certain AMAs, the actual revenue recognition treatment required under Topic 606 will depend on contract-specific terms and may vary in some instances.

Under Topic 605, revenue provided under the AMA was recognized as the services were provided, based on the recurring monthly revenue amount billed for each month under contract. Equipment and installation services revenue generally was recognized as billed and incurred. Under Topic 606, the Company has preliminarily concluded that certain equipment and installation services sold or provided to its customers at AMA inception are capable of being distinct and are distinct within the context of the contract. As such, when the Company initiates an AMA with a customer directly and provides equipment and installation services, each component is considered a performance obligation that must have revenue allocated to it. The allocation is based on the stand alone selling prices (“SSP”) of each performance obligation as a percentage of the total SSP of all performance obligations multiplied by the total consideration, or cash, expected to be received over the contract term. These AMAs may relate to new customers originated by the Company through its direct-to-consumer channel or existing customers who agree to new contract terms through customer service offerings. For AMAs with multiple performance obligations, management notes that a certain amount of the revenue billed on a recurring monthly basis will be recognized earlier than is being recognized today under Topic 605, as a portion of that revenue will be allocated to the equipment sale and installation, which is satisfied upon delivery of the product and performance of the installation services at AMA inception.

Revenue on AMAs originated through the Authorized Dealer program will not be impacted by Topic 606 in their initial term, as the customer contracts for the equipment sale and installation separately with the Authorized Dealer. Revenue on these customers will be recognized as the service is provided based on the recurring monthly revenue amount billed for each month of the AMA. Maintenance service revenue for repair of existing alarm equipment at the subscribers' premises will continue to be billed and recognized based on their SSP at the time the Company performs the services.

Topic 606 also requires the deferral of incremental costs of obtaining a contract with a customer. Certain direct and incremental costs are being capitalized today, including on new AMAs obtained in connection with a subscriber move (“Moves Costs”). See the Subscriber Accounts section in note 2, Summary of Significant Accounting Policies, for further information. Under Topic 606, Moves Costs will now be expensed as incurred to accompany the allocated revenue recognized upon product and installation performance obligations recognized at the AMA inception. Moves Costs capitalized were $15,075,000, $15,021,000 and $13,086,000 for the years ended December 31, 2017, 2016 and 2015, respectively. The Company does not anticipate any other significant changes in contract costs that are capitalized or the period over which they are expensed.

More judgment and estimates will be required under Topic 606 than are required under Topic 605, including estimating the SSP for each performance obligation identified within the Company’s contracts. The Company is currently finalizing analyses to determine the SSP for each of the performance obligations that have been identified. The Company currently expects to calculate its SSPs based on its current pricing practices as well as third party prices observed from its competitors.

The Company currently plans to adopt Topic 606 using the modified retrospective approach. Under the modified retrospective transition method, the Company will evaluate active AMAs on the adoption date as if each AMA had been accounted for under Topic 606 from its inception. Some revenue related to AMAs originated through our direct-to-consumer channel or through extensions that would have been recognized in future periods under Topic 605 will be recast under Topic 606 as if revenue had been accelerated and recognized in prior periods, as it will be allocated to product and installation performance obligations. A contract asset will be recorded as of the adoption date for any cash that has yet to be collected on the accelerated revenue. As this transition method requires that the Company not adjust historical reported revenue amounts, the accelerated revenue that would have been recognized under this method prior to the adoption date will be an adjustment to opening retained earnings and, thus, will not be recognized as revenue in future periods as previously required under Topic 605. We expect the cumulative adjustment to be in the range of a $25,000,000 to $35,000,000 reduction to opening retained earnings, which will primarily relate to the write off of the Moves Cost asset account, net of accumulated amortization, offset by the establishment of contract assets related to the accelerated revenue associated with the product and installation performance obligations.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"). ASU 2016-01 requires all equity investments in unconsolidated entities (other than those accounted for using the equity method of accounting) to be measured at fair value through earnings. The option for equity securities classified as available-for-sale to report changes in fair value in other comprehensive income is eliminated. Additionally, ASU 2016-01 requires using the modified retrospective application to all outstanding instruments and becomes effective January 1, 2019. Upon adoption, the Company would be required to reclassify any holding gains or losses on marketable securities in other accumulated comprehensive income on the consolidated balance sheet to beginning of period retained earnings. Any future holding gains or losses on these securities would be recognized in income at each reporting period.

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

(4)                         Property and Equipment

Property and equipment consist of the following (amounts in thousands):

	As of December 31,
	2017	2016
Property and equipment, net:
Leasehold improvements	$1,592	$1,404
Machinery and equipment	68,840	55,691
	70,432	57,095
Accumulated depreciation	(37,643)	(28,825)
	$32,789	$28,270

Depreciation expense for property and equipment was $8,818,000, $8,160,000 and $10,066,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

(5)                         Goodwill

The following table provides the activity and balances of goodwill by reporting unit (amounts in thousands):

	MONI	LiveWatch	Total
Balance at December 31, 2015	$527,502	36,047	$563,549
Period activity	—	—	—
Balance at December 31, 2016	527,502	36,047	563,549
Period activity	—	—	—
Balance at December 31, 2017	$527,502	36,047	$563,549

The Company accounts for its goodwill pursuant to the provisions of FASB ASC Topic 350, Intangibles - Goodwill and Other ("FASB ASC Topic 350"). In accordance with FASB ASC Topic 350, goodwill is not amortized, but rather tested for impairment annually, or earlier if an event occurs, or circumstances change, that indicate the fair value of a reporting unit may be below its carrying amount.

In connection with the Company's annual goodwill impairment assessment, in which the Company performed a quantitative test in the fourth quarter of its fiscal year, based on October 31 balances, the estimated fair value for each of the Company's reporting units exceeded the carrying amount of the underlying assets, thus no impairment was indicated.

(6)                         Other Accrued Liabilities

Other accrued liabilities consisted of the following (amounts in thousands):

	December 31, 2017		December 31, 2016
Interest payable	$14,835		$14,588
Income taxes payable	2,839		2,947
Legal settlement reserve	23,000	(a)	—
LiveWatch acquisition retention bonus	—		4,990
Other	9,352		9,054
Total Other accrued liabilities	$50,026		$31,579

(a)        See note 14, Commitments, Contingencies and Other Liabilities, for further information.

(7)                         Long-Term Debt

Long-term debt consisted of the following (amounts in thousands):

	December 31, 2017	December 31, 2016
9.125% Senior Notes due April 1, 2020 with an effective rate of 9.5%	$580,026	$578,078
Promissory Note to Ascent Capital due October 1, 2020 with an effective rate of 12.5% (a)	12,000	12,000
Term loan, matures September 30, 2022, LIBOR plus 5.50%, subject to a LIBOR floor of 1.00%, with an effective rate of 7.2%	1,059,598	1,066,130
$295 million revolving credit facility, matures September 30, 2021, LIBOR plus 4.00%, subject to a LIBOR floor of 1.00%, with an effective rate of 6.4%	66,673	42,570
	1,718,297	1,698,778
Less current portion of long-term debt	(11,000)	(11,000)
Long-term debt	$1,707,297	$1,687,778

(a)     The effective rate was 9.868% until February 29, 2016.

Senior Notes

The senior notes total $585,000,000 in principal, mature on April 1, 2020, and bear interest at 9.125% per annum (the "Senior Notes").  Interest payments are due semi-annually on April 1 and October 1 of each year. Ascent Capital has not guaranteed any of the Company's obligations under the Senior Notes. As of December 31, 2017, the Senior Notes had deferred financing costs, net of accumulated amortization of $4,974,000.

The Senior Notes are guaranteed by all of the Company's existing domestic subsidiaries.  See note 17, Consolidating Guarantor Financial Information for further information.

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

As of December 31, 2017, the Credit Facility term loan has a principal amount of $1,086,250,000 maturing on September 30, 2022. The term loan requires quarterly interest payments and quarterly principal payments of $2,750,000. The term loan bears interest at LIBOR plus 5.5%, subject to a LIBOR floor of 1.0%. The Credit Facility revolver has a principal amount outstanding of $68,500,000 as of December 31, 2017 and matures on September 30, 2021. The Credit Facility revolver bears interest at LIBOR plus 4.0%, subject to a LIBOR floor of 1.0%. There is a commitment fee of 0.5% on unused portions of the Credit Facility revolver. As of December 31, 2017, $226,500,000 is available for borrowing under the Credit Facility revolver.

The maturity date for both the term loan and the revolving credit facility under the Credit Facility are subject to a springing maturity 181 days prior to the scheduled maturity date of the Senior Notes, or October 3, 2019 (the "Springing Maturity") if the Company is unable to refinance the Senior Notes by that date. In addition, at any time after the occurrence of an event of default under the Credit Facility, the lenders may, among other options, declare any amounts outstanding under the Credit Facility immediately due and payable and terminate any commitment to make further loans under the Credit Facility. Also, failure to comply with restrictions contained in the Senior Notes could lead to an event of default under the Credit Facility.

The Credit Facility is secured by a pledge of all of the outstanding stock of the Company and all of its existing subsidiaries and is guaranteed by all of the Company's existing domestic subsidiaries. Ascent Capital has not guaranteed any of the Company's obligations under the Credit Facility.

As of December 31, 2017, the Company has deferred financing costs and unamortized discounts, net of accumulated amortization, of $28,479,000 related to the Credit Facility.

In order to reduce the financial risk related to changes in interest rates associated with the floating rate term loans under the Credit Facility term loan, the Company has entered into interest rate swap agreements with terms similar to the Credit Facility term loan (all outstanding interest rate swap agreements are collectively referred to as the "Swaps"). The Swaps have been designated as effective hedges of the Company's variable rate debt and qualify for hedge accounting. As a result of these interest rate swaps, the Company's current effective weighted average interest rate on the borrowings under the Credit Facility term loan is 7.18%. See note 8, Derivatives, for further disclosures related to these derivative instruments.

The terms of the Senior Notes and the Credit Facility provide for certain financial and nonfinancial covenants.  As of December 31, 2017, the Company was in compliance with all required covenants under these financing arrangements.

As of December 31, 2017, principal payments scheduled to be made on the Company's debt obligations, assuming no Springing Maturity of the Credit Facility, are as follows (amounts in thousands):

2018	$11,000
2019	11,000
2020	608,000
2021	79,500
2022	1,042,250
Thereafter	—
Total principal payments	1,751,750
Less:
Unamortized discounts, premium and deferred debt costs, net	33,453
Total debt on consolidated balance sheet	$1,718,297

(8)                         Derivatives

The Company utilizes Swaps to reduce the interest rate risk inherent in the Company's variable rate Credit Facility term loan.  The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatility. The Company incorporates credit valuation adjustments to appropriately reflect the respective counterparty's nonperformance risk in the fair value measurements.  See note 9, Fair Value Measurements, for additional information about the credit valuation adjustments.

At December 31, 2017, derivative financial instruments included two Swaps with an aggregate fair value of $7,058,000 that constituted an asset of the Company and six Swaps with an aggregate fair value of $13,817,000 that constituted a liability to the Company.  At December 31, 2016, derivative financial instruments included one Swap with a fair value of $8,521,000 that constituted an asset of the Company and seven Swaps with an aggregate fair value of $16,948,000 that constituted a liability to the Company.  Swap asset values are included in Prepaid and other current assets or non-current Other assets, net and Swap liability values are included in current Other accrued liabilities or non-current Derivative financial instruments on the consolidated balance sheets depending on the maturity date of the swap.  As of December 31, 2017 and 2016, no amounts were offset for certain derivatives' fair value that were recognized under a master netting agreement with the same counterparty.

The objective of the Swap derivative instruments was to reduce the risk associated with the Company's term loan variable interest rates.  In effect, the Swap derivative instruments convert variable interest rates into fixed interest rates on the Company's term loan borrowings.

All of the Swaps are designated and qualify as cash flow hedging instruments, with the effective portion of the Swaps' change in fair value recorded in Accumulated other comprehensive income (loss).  Any ineffective portions of the Swaps' change in fair value are recognized in current earnings in Interest expense.  Changes in the fair value of the Swaps recognized in Accumulated other comprehensive income (loss) are reclassified to Interest expense when the hedged interest payments on the underlying debt are recognized.  Amounts in Accumulated other comprehensive income (loss) expected to be recognized in Interest expense in the coming 12 months total approximately $4,672,000.

As of December 31, 2017, the Swaps' outstanding notional balances, effective dates, maturity dates and interest rates paid and received are noted below:

Notional	Effective Date	Maturity Date	Fixed Rate Paid	Variable Rate Received
$518,375,000	March 28, 2013	March 23, 2018	1.884%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor (a)
137,387,500	March 28, 2013	March 23, 2018	1.384%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor (a)
107,412,060	September 30, 2013	March 23, 2018	1.959%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor
107,412,060	September 30, 2013	March 23, 2018	1.850%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor
191,475,002	March 23, 2018	April 9, 2022	3.110%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor (a)
250,000,000	March 23, 2018	April 9, 2022	3.110%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor (a)
50,000,000	March 23, 2018	April 9, 2022	2.504%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor
377,000,000	March 23, 2018	September 30, 2022	1.833%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor

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

The impact of the derivatives designated as cash flow hedges on the consolidated financial statements is depicted below (amounts in thousands):

	Year Ended December 31,
	2017	2016	2015
Effective portion of loss recognized in Accumulated other comprehensive income (loss)	$(3,842)	(2,673)	(16,041)
Effective portion of loss reclassified from Accumulated other comprehensive income (loss) into Net loss (a)	$(5,424)	(7,262)	(7,300)
Ineffective portion of amount of gain (loss) recognized into Net loss on interest rate swaps (a)	$88	423	(119)

(a)         Amounts are included in Interest expense in the consolidated statements of operations and comprehensive income (loss).

(9)                         Fair Value Measurements

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

The following summarizes the fair value level of assets and liabilities that are measured on a recurring basis at December 31, 2017 and December 31, 2016 (amounts in thousands):

	Level 1	Level 2	Level 3	Total
December 31, 2017
Interest rate swap agreements - assets (a)	$—	7,058	—	7,058
Interest rate swap agreements - liabilities (a)	—	(13,817)	—	(13,817)
Total	$—	(6,759)	—	(6,759)
December 31, 2016
Interest rate swap agreement - asset (a)	$—	8,521	—	8,521
Interest rate swap agreements - liabilities (a)	—	(16,948)	—	(16,948)
Total	$—	(8,427)	—	(8,427)

(a)
Swap asset values are included in Prepaid and other current assets or non-current Other assets, net and Swap liability values are included in current Other accrued liabilities or non-current Derivative financial instruments on the consolidated balance sheets depending on the maturity date of the swap.

The Company has determined that the significant inputs used to value the Swaps fall within Level 2 of the fair value hierarchy.   As a result, the Company has determined that its derivative valuations are classified in Level 2 of the fair value hierarchy. There were no transfers between Level 2 and Level 3 during the years ended December 31, 2017, 2016 and 2015.

Carrying values and fair values of financial instruments that are not carried at fair value are as follows (amounts in thousands):

	December 31, 2017	December 31, 2016
Long term debt, including current portion:
Carrying value	$1,718,297	1,698,778
Fair value (a)	1,645,616	1,716,385

(a)	The fair value is based on market quotations from third party financial institutions and is classified as Level 2 in the hierarchy.

The Company’s other financial instruments, including cash and cash equivalents, accounts receivable and accounts payable are carried at cost, which approximates their fair value because of their short-term maturity.

(10)                         Income Taxes

The Company's Income tax expense (benefit) is as follows (amounts in thousands):

	Year Ended December 31,
	2017	2016	2015
Current:
Federal	$(426)	—	—
State	2,559	3,008	2,304
	2,133	3,008	2,304
Deferred:
Federal	(4,593)	4,000	3,895
State	567	140	91
	(4,026)	4,140	3,986
Total Income tax expense (benefit)	$(1,893)	7,148	6,290

Total Income tax expense (benefit) differs from the amounts computed by applying the U.S. federal income tax rate of 35% as a result of the following (amounts in thousands):

	Year Ended December 31,
	2017	2016	2015
Computed expected tax benefit	$(39,616)	(24,206)	(23,155)
State and local income taxes, net of federal income taxes	2,032	2,047	1,556
Change in valuation allowance affecting income tax expense	39,499	26,892	24,149
Expense (income) not resulting in tax impact	1,211	(1,585)	(155)
Tax amortization of indefinite-lived assets	4,001	4,000	3,890
2017 Federal tax reform enactment	(9,020)	—	—
Other, net	—	—	5
Total Income tax expense (benefit)	$(1,893)	7,148	6,290

Components of deferred tax assets and liabilities as of December 31, 2017 and 2016 are as follows (amounts in thousands):

	As of December 31,
	2017	2016
Accounts receivable reserves	$1,357	1,142
Accrued liabilities	10,639	9,197
Net operating loss carryforwards	153,683	204,478
Derivative financial instruments	1,705	3,283
Business credits	883	1,409
Other deferred tax assets	1,675	3,746
Valuation allowance	(86,281)	(96,003)
Total deferred tax assets	83,661	127,252
Intangible assets	(94,962)	(141,100)
Property, plant and equipment	(2,003)	(3,482)
Total deferred tax liabilities	(96,965)	(144,582)
Net deferred tax liabilities	$(13,304)	(17,330)

On December 22, 2017, new tax reform legislation that significantly reforms the Internal Revenue Code of 1986, as amended, was enacted (the "2017 Tax Act"). The 2017 Tax Act includes numerous changes to existing tax law, including a permanent reduction in the federal corporate income tax rate from 35% to 21%. The rate reduction is effective for the Company as of January 1, 2018. This rate reduction, along with the repeal of the corporate Alternative Minimum Tax ("AMT") resulted in a reduction of our deferred tax liabilities and a corresponding deferred and current tax benefit.

The 2017 Tax Act is comprehensive containing several other provisions, some of which will not materially impact the Company. Other provisions, such as the limitation of deductions for interest expense and limitations on the usage of net operating loss carryforwards ("NOLs") generated in future years, could have significant impact to the Company’s future tax position and cash taxes. The provisions of the 2017 Tax Act related to foreign earnings are not expected to impact the Company. These estimates are based on the Company's initial analysis of the 2017 Tax Act and may be adjusted in future periods as required. The 2017 Tax Act has significant complexity and future implementation guidance from the Internal Revenue Service, clarifications of state tax law or the completion of the Company’s 2017 tax return filings could all impact these estimates. The Company does not believe potential adjustments in future periods would materially impact the Company's financial condition or results of operations.

For the year ended December 31, 2017, the valuation allowance decreased by $9,722,000.  The change in the valuation allowance is primarily attributable to the impact of the 2017 Tax Act corporate income tax rate change from 35% to 21% and changes in estimated blended state tax rates, which net decreased the valuation allowance by $55,704,000. This decrease was offset by $39,499,000 related to federal income tax expense and an increase of $6,483,000 related to other adjustments.

As of December 31, 2017, the Company had $679,925,000 of federal net operating loss carryforwards, which begin to expire, if unused, in 2024. Approximately $129,521,000 of the Company’s federal net operating losses are subject to IRC Section 382 limitations.  In addition, the Company had available for federal income tax purposes an alternative minimum tax credit carryforward of $426,000,which will be refunded in years 2018 through 2021 as a result of the 2017 Tax Act. As of December 31, 2017, the Company had available for state income tax purposes net operating loss carryforwards of $226,509,000 and state tax credits of $883,000, the latter of which will expire in 2026.

As of December 31, 2017, the Company’s federal income tax returns for the 2014 through 2017 tax years remain subject to examination by the IRS.  The Company’s state income tax returns subsequent to 2012 are subject to examination by state tax authorities.

A reconciliation of the beginning and ending amount of uncertain tax positions, which is recorded in other long term liabilities, is as follows (amounts in thousands):

	Year Ended December 31,
	2017	2016	2015
As of the beginning of the year	$208	193	191
Increases for tax positions of current years	—	15	2
Reductions for tax positions of prior years	(4)	—	—
As of the end of the year	$204	208	193

When the tax law requires interest to be paid on an underpayment of income taxes, the Company recognizes interest expense from the first period the interest would begin accruing according to the relevant tax law. Any accrual of interest and penalties related to underpayment of income taxes on uncertain tax positions is included in Income tax expense in the accompanying consolidated statements of operations. As of December 31, 2017, accrued interest and penalties related to uncertain tax positions were approximately $86,000.  The Company does not expect a significant change in uncertain tax positions in the next twelve months.

(11)                         Stock-based and Long-Term Compensation

During 2017, 2016 and 2015, certain employees of MONI were granted stock-based awards of Ascent Capital Series A Common Stock under Ascent Capital's 2008 Incentive Plan and Ascent Capital's 2015 Omnibus Incentive Plan.

Stock Options

Ascent Capital awards non-qualified stock options for Ascent Capital Series A Common Stock to the Company's executives and certain employees.  The exercise price is typically granted as the closing share price for Ascent Capital Series A Common Stock as of the grant date.  The awards generally have a life of five to seven years and vest over two to four years. The grant-date fair value of the Ascent Capital stock options granted to MONI's employees was calculated using the Black-Scholes model. There were no options granted in 2017, 2016 and 2015.

The following table presents the number and weighted average exercise price ("WAEP") of outstanding options to purchase Ascent Capital Series A Common Stock granted to certain MONI employees:

	Series A Common Stock Options	WAEP
Outstanding at January 1, 2017	165,705	$48.71
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—
Expired	(138,000)	$48.00
Outstanding at December 31, 2017	27,705	$52.26
Exercisable at December 31, 2017	27,705	$52.26

There was no intrinsic value for both outstanding stock option awards and exercisable stock option awards at December 31, 2017. The weighted average remaining contractual life of both outstanding and exercisable awards at December 31, 2017 was 1.6 years.

As of December 31, 2017, there was no compensation cost related to unvested stock option awards to be recognized in the consolidated statements of operations over the next twelve months.

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

Upon the grant of a restricted stock award, the recipient receives a stock certificate for the number of restricted shares granted. The stock cannot be transferred or sold until the vesting criteria have been met. Upon the grant of a restricted stock unit award, the recipient receives the right to receive a number of shares at vesting and, as such, shares of stock are not issued until the vesting criteria have been met. The awards generally vest over two to five years.

The following table presents the number and weighted average fair value ("WAFV") of unvested restricted stock awards granted to certain MONI employees:

	Series A Restricted Stock Awards	WAFV
Outstanding at January 1, 2017	116,986	$26.70
Granted	12,755	$11.76
Vested	(87,544)	$28.13
Canceled	(6,724)	$19.65
Outstanding at December 31, 2017	35,473	$19.13

There were no outstanding Series B restricted stock awards as of December 31, 2017.

The following table presents the number and WAFV of unvested restricted stock units granted to certain MONI employees:

	Series A Restricted Stock Units	WAFV
Outstanding at January 1, 2017	188,508	$21.11
Granted	108,694	$13.80
Vested	(42,335)	$24.24
Canceled	(31,690)	$14.20
Outstanding at December 31, 2017	223,177	$17.93

As of December 31, 2017, the total compensation cost related to unvested restricted stock and stock unit awards was approximately $2,264,000.  Such amount will be recognized in the consolidated statements of operations over a period of approximately 2.8 years.

Cash Incentive Plan

In 2017, the Company made awards to certain employees under its new 2017 Cash Incentive Plan (the “2017 Plan”). The 2017 Plan provides the terms and conditions for the grant of, and payment with respect to, phantom units granted to certain officers and other key personnel of the Company. The value of a single phantom unit (“phantom unit value”) is tied to the value of Ascent Capital Series A Common Stock. The 2017 Plan is administered by a committee whose members are designated by the Compensation Committee of Ascent Capital's Board of Directors. Grants are determined by the committee, with the first grant occurring on January 1, 2017. There were 45,812 phantom units granted as of December 31, 2017. The phantom units vest annually over a three year period beginning on the grant date and are payable in cash at each vesting date. The Company records a liability and a charge to expense based on the phantom unit value and percent vested at each reporting period. As of December 31, 2017, $202,000 was accrued for the estimated vested value of the phantom awards.

(12)                         Stockholder's Equity

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

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) included in the consolidated balance sheets and consolidated statement of stockholder's equity reflect the aggregate fair market value adjustments to the Swaps.

The following table provides a summary of the changes in Accumulated other comprehensive income (loss) for the periods presented (amounts in thousands):

Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2014	$(4,805)
Unrealized loss on derivatives recognized through Accumulated other comprehensive income (loss), net of income tax of $0	(16,041)
Reclassifications of unrealized loss on derivatives into Net loss, net of income tax of $0 (b)	7,300
Net current period other comprehensive loss	(8,741)
Balance at December 31, 2015	(13,546)
Unrealized loss on derivatives recognized through Accumulated other comprehensive income (loss), net of income tax of $0	(2,673)
Reclassifications of unrealized loss on derivatives into Net loss, net of income tax of $0 (b)	7,262
Net current period other comprehensive income	4,589
Balance at December 31, 2016	(8,957)
Unrealized loss on derivatives recognized through Accumulated other comprehensive income (loss), net of income tax of $0	(3,842)
Reclassifications of unrealized loss on derivatives into Net loss, net of income tax of $0 (b)	5,424
Net current period other comprehensive income	1,582
Balance at December 31, 2017	$(7,375)

(a)        No income taxes were recorded on the unrealized loss on derivative instrument amounts for 2017, 2016 and 2015 because the Company is subject to a full valuation allowance.
(b)        Amounts reclassified into Net loss are included in Interest expense on the consolidated statement of operations.  See note 8, Derivatives, for further information.

(13)                         Employee Benefit Plans

The Company offers a 401(k) defined contribution plan covering its full-time employees. The plan is funded by employee and employer contributions.  Total 401(k) plan expense for the years ended December 31, 2017, 2016 and 2015 was $179,000, $110,000 and $127,000, respectively.

(14)                         Commitments, Contingencies and Other Liabilities

Contractual Obligations

Future minimum lease payments under scheduled operating leases, which are primarily for buildings and equipment, having initial or remaining noncancelable terms in excess of one year are as follows (in thousands):

Year Ended December 31:
2018	$3,957
2019	3,781
2020	2,832
2021	2,814
2022	2,841
Thereafter	22,625
Minimum lease commitments	$38,850

Rent expense for noncancelable operating leases for real property and equipment was $3,798,000, $3,768,000 and $3,383,000 for the years ended December 31, 2017, 2016 and 2015, respectively. Various lease arrangements contain options to extend terms and are subject to escalation clauses.

Legal

The Company was named as a defendant in multiple putative class actions consolidated in U.S. District Court (Northern District of West Virginia) on behalf of purported class(es) or persons who claim to have received telemarketing calls in violation of various state and federal laws. The actions were brought by plaintiffs seeking monetary damages on behalf of all plaintiffs who received telemarketing calls made by a Monitronics Authorized Dealer, or any Authorized Dealer's lead generator or sub- dealer. In the second quarter of 2017, the Company and the plaintiffs agreed to settle this litigation for $28,000,000 ("the Settlement Amount"). The Company is actively seeking to recover the Settlement Amount under its insurance policies. The settlement agreement remains subject to court approval and the court's entry of a final order dismissing the actions. In the third quarter of 2017, the Company paid $5,000,000 of the Settlement Amount pursuant to the settlement agreement with the plaintiffs.

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

(15)                         Reportable Business Segments

Description of Segments

The Company operates through two reportable business segments according to the nature and economic characteristics of its services as well as the manner in which information is issued internally by the Company's key decision maker, who is the Company's Chief Executive Officer. The Company's business segments are as follows:

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

As they arise, transactions between segments are recorded on an arm's length basis using relevant market prices. The following table sets forth selected data from the accompanying consolidated statements of operations for the periods indicated (amounts in thousands):

	MONI	LiveWatch	Consolidated
	Twelve Months Ended December 31, 2017
Net revenue	$524,810	28,645	553,455
Depreciation and amortization	$240,955	4,651	245,606
Loss before income taxes	$(92,787)	(20,401)	(113,188)

	Twelve Months Ended December 31, 2016
Net revenue	$547,458	22,914	570,372
Depreciation and amortization	$250,393	4,520	254,913
Loss before income taxes	$(46,728)	(22,431)	(69,159)

	Twelve Months Ended December 31, 2015
Net revenue	$548,622	14,734	563,356
Depreciation and amortization	$264,870	3,864	268,734
Loss before income taxes	$(47,793)	(18,365)	(66,158)

The following table sets forth selected data from the accompanying consolidated balance sheets for the periods indicated (amounts in thousands):

	MONI	LiveWatch	Eliminations	Consolidated
	Balance at December 31, 2017
Subscriber accounts, net of amortization	$1,280,813	21,215	—	1,302,028
Goodwill	$527,502	36,047	—	563,549
Total assets	$1,996,240	63,233	(118,158)	1,941,315

	Balance at December 31, 2016
Subscriber accounts, net of amortization	$1,364,804	21,956	—	1,386,760
Goodwill	$527,502	36,047	—	563,549
Total assets	$2,062,838	63,916	(93,037)	2,033,717

(16)                         Quarterly Financial Information (Unaudited)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(Amounts in thousands)
2017:
Net revenue	$141,200	140,498	138,211	133,546
Operating income (loss)	$16,609	(11,848)	12,896	14,647
Net loss	$(21,013)	(50,104)	(25,536)	(14,642)

2016:
Net revenue	$143,268	143,656	142,765	140,683
Operating income	$12,804	15,258	18,486	21,101
Net loss	$(20,210)	(16,509)	(23,002)	(16,586)

(17)                         Consolidating Guarantor Financial Information

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

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidating Balance Sheet
Amounts in thousands

	As of December 31, 2017
	Parent Issuer	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$2,705	597	—	—	3,302
Trade receivables, net	12,082	563	—	—	12,645
Prepaid and other current assets	74,613	2,396	—	(66,341)	10,668
Total current assets	89,400	3,556	—	(66,341)	26,615

Investment in subsidiaries	4,554	—	—	(4,554)	—
Property and equipment, net	30,727	2,062	—	—	32,789
Subscriber accounts, net	1,265,519	36,509	—	—	1,302,028
Dealer network and other intangible assets, net	6,063	931	—	—	6,994
Goodwill	527,191	36,358	—	—	563,549
Other assets, net	9,311	29	—	—	9,340
Total assets	$1,932,765	79,445	—	(70,895)	1,941,315

Liabilities and Stockholder's Equity
Current liabilities:
Accounts payable	$9,705	1,368	—	—	11,073
Accrued payroll and related liabilities	2,648	810	—	—	3,458
Other accrued liabilities	47,800	68,567	—	(66,341)	50,026
Deferred revenue	12,332	1,539	—	—	13,871
Holdback liability	9,035	274	—	—	9,309
Current portion of long-term debt	11,000	—	—	—	11,000
Total current liabilities	92,520	72,558	—	(66,341)	98,737

Non-current liabilities:
Long-term debt	1,707,297	—	—	—	1,707,297
Long-term holdback instruments	2,658	—	—	—	2,658
Derivative financial instruments	13,491	—	—	—	13,491
Deferred income tax liability, net	11,684	1,620	—	—	13,304
Other liabilities	2,379	713	—	—	3,092
Total liabilities	1,830,029	74,891	—	(66,341)	1,838,579

Total stockholder's equity	102,736	4,554	—	(4,554)	102,736
Total liabilities and stockholder's equity	$1,932,765	79,445	—	(70,895)	1,941,315

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

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Amounts in thousands

	Year Ended December 31, 2017
	Parent Issuer	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated

Net revenue	$519,293	34,162	—	—	553,455

Operating expenses:
Cost of services	104,103	15,090	—	—	119,193
Selling, general and administrative, including stock-based and long-term incentive compensation	126,201	29,701	—	—	155,902
Radio conversion costs	391	59	—	—	450
Amortization of subscriber accounts, dealer network and other intangible assets	230,313	6,475	—	—	236,788
Depreciation	8,101	717	—	—	8,818
	469,109	52,042	—	—	521,151
Operating income (loss)	50,184	(17,880)	—	—	32,304
Other expense:
Equity in loss of subsidiaries	17,978	—	—	(17,978)	—
Interest expense	145,487	5	—	—	145,492
	163,465	5	—	(17,978)	145,492
Loss before income taxes	(113,281)	(17,885)	—	17,978	(113,188)
Income tax expense (benefit)	(1,986)	93	—	—	(1,893)
Net loss	(111,295)	(17,978)	—	17,978	(111,295)
Other comprehensive income (loss):
Unrealized gain on derivative contracts	1,582	—	—	—	1,582
Total other comprehensive income	1,582	—	—	—	1,582
Comprehensive loss	$(109,713)	(17,978)	—	17,978	(109,713)

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Amounts in thousands

	Year Ended December 31, 2016
	Parent Issuer	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated

Net revenue	$543,181	27,191	—	—	570,372

Operating expenses:
Cost of services	101,940	13,296	—	—	115,236
Selling, general and administrative, including stock-based compensation	86,670	27,482	—	—	114,152
Radio conversion costs	18,204	218	—	—	18,422
Amortization of subscriber accounts, dealer network and other intangible assets	240,568	6,185	—	—	246,753
Depreciation	7,784	376	—	—	8,160
	455,166	47,557	—	—	502,723
Operating income (loss)	88,015	(20,366)	—	—	67,649
Other expense:
Equity in loss of subsidiaries	21,387	—	—	(21,387)	—
Interest expense	127,290	18	—	—	127,308
Refinancing expense	9,500	—	—	—	9,500
	158,177	18	—	(21,387)	136,808
Loss before income taxes	(70,162)	(20,384)	—	21,387	(69,159)
Income tax expense	6,145	1,003	—	—	7,148
Net loss	(76,307)	(21,387)	—	21,387	(76,307)
Other comprehensive income (loss):
Unrealized gain on derivative contracts	4,589	—	—	—	4,589
Total other comprehensive income	4,589	—	—	—	4,589
Comprehensive loss	$(71,718)	(21,387)	—	21,387	(71,718)

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Amounts in thousands

	Year Ended December 31, 2015
	Parent Issuer	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated

Net revenue	$546,597	16,759	—	—	563,356

Operating expenses:
Cost of services	100,233	10,013	—	—	110,246
Selling, general and administrative, including stock-based compensation	86,683	19,604	—	—	106,287
Radio conversion costs	14,369	—	—	—	14,369
Amortization of subscriber accounts, dealer network and other intangible assets	253,773	4,895	—	—	258,668
Depreciation	9,960	106	—	—	10,066
Gain on disposal of operating assets	(5)	—	—	—	(5)
	465,013	34,618	—	—	499,631
Operating income (loss)	81,584	(17,859)	—	—	63,725
Other expense:
Equity in loss of subsidiaries	18,689	—	—	(18,689)	—
Interest expense	125,394	21	—	—	125,415
Refinancing expense	4,468	—	—	—	4,468
	148,551	21	—	(18,689)	129,883
Loss before income taxes	(66,967)	(17,880)	—	18,689	(66,158)
Income tax expense	5,481	809	—	—	6,290
Net loss	(72,448)	(18,689)	—	18,689	(72,448)
Other comprehensive loss:
Unrealized loss on derivative contracts	(8,741)	—	—	—	(8,741)
Total other comprehensive loss	(8,741)	—	—	—	(8,741)
Comprehensive loss	$(81,189)	(18,689)	—	18,689	(81,189)

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Cash Flows
Amounts in thousands

	Year Ended December 31, 2017
	Parent Issuer	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash provided by operating activities	$147,350	2,854	—	—	150,204
Investing activities:
Capital expenditures	(13,213)	(1,180)	—	—	(14,393)
Cost of subscriber accounts acquired	(140,394)	(2,515)	—	—	(142,909)
Net cash used in investing activities	(153,607)	(3,695)	—	—	(157,302)
Financing activities:
Proceeds from long-term debt	187,950	—	—	—	187,950
Payments on long-term debt	(175,250)	—	—	—	(175,250)
Value of shares withheld for share-based compensation	(477)	—	—	—	(477)
Dividend to Ascent Capital	(5,000)	—	—	—	(5,000)
Net cash provided by financing activities	7,223	—	—	—	7,223
Net increase (decrease) in cash and cash equivalents	966	(841)	—	—	125
Cash and cash equivalents at beginning of period	1,739	1,438	—	—	3,177
Cash and cash equivalents at end of period	$2,705	597	—	—	3,302

	Year Ended December 31, 2016
	Parent Issuer	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash provided by operating activities	$181,384	9,143	—	—	190,527
Investing activities:
Capital expenditures	(7,997)	(1,181)	—	—	(9,178)
Cost of subscriber accounts acquired	(193,790)	(7,591)	—	—	(201,381)
Increase in restricted cash	55	—	—	—	55
Net cash used in investing activities	(201,732)	(8,772)	—	—	(210,504)
Financing activities:
Proceeds from long-term debt	1,280,700	—	—	—	1,280,700
Payments on long-term debt	(1,238,059)	—	—	—	(1,238,059)
Refinance costs	(16,946)	—	—	—	(16,946)
Value of shares withheld for share-based compensation	(121)	—	—	—	(121)
Dividend to Ascent Capital	(5,000)	—	—	—	(5,000)
Net cash provided by financing activities	20,574	—	—	—	20,574
Net increase in cash and cash equivalents	226	371	—	—	597
Cash and cash equivalents at beginning of period	1,513	1,067	—	—	2,580
Cash and cash equivalents at end of period	$1,739	1,438	—	—	3,177

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Cash Flows
Amounts in thousands

	Year Ended December 31, 2015
	Parent Issuer	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash provided by operating activities	$201,477	7,685	—	—	209,162
Investing activities:
Capital expenditures	(11,866)	(556)	—	—	(12,422)
Cost of subscriber accounts acquired	(260,256)	(6,302)	—	—	(266,558)
Cash paid for acquisition, net of cash acquired	(56,778)	—	—	—	(56,778)
Increased in restricted cash	(37)	—	—	—	(37)
Proceeds from sale of assets	5	—	—	—	5
Net cash used in investing activities	(328,932)	(6,858)	—	—	(335,790)
Financing activities:
Proceeds from long-term debt	778,000	—	—	—	778,000
Payments on long-term debt	(666,640)	—	—	—	(666,640)
Refinance costs	(6,477)	—	—	—	(6,477)
Value of shares withheld for share-based compensation	(318)	—	—	—	(318)
Contributions from Ascent Capital	22,690	—	—	—	22,690
Net cash provided by financing activities	127,255	—	—	—	127,255
Net increase (decrease) in cash and cash equivalents	(200)	827	—	—	627
Cash and cash equivalents at beginning of period	1,713	240	—	—	1,953
Cash and cash equivalents at end of period	$1,513	1,067	—	—	2,580

(18)                         Subsequent Events

On February 26, 2018, the Company entered into an exclusive, long-term, trademark licensing agreement with The Brink’s Company ("Brink's"), which will result in a complete rebranding of MONI and LiveWatch as BRINKS Home Security.

Under the terms of the agreement, the Company will have exclusive use of the BRINKS and BRINKS Home Security trademarks related to the residential smart home and home security categories in the U.S. and Canada. The Company will pay Brink’s customary licensing fees and minimum and growth-based royalties that will increase overtime as the BRINKS Home Security brand is reintroduced. The Company expects to pay first-year royalties of approximately $5,000,000. The agreement provides for an initial term of seven years and, subject to certain conditions, allows for subsequent renewal periods whereby the Company can extend the agreement beyond 20 years.

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
·                  ITEM 11. EXECUTIVE COMPENSATION
·                  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
·                  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional audit services rendered by KPMG LLP for the audit of our consolidated financial statements for 2017 and 2016:

	2017	2016
Audit fees	$51,550	77,600
Audit related fees	—	93,000
Audit and audit related fees	51,550	170,600
Tax fees	—	—
Total fees	$51,550	170,600

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

All services provided by our independent auditor during 2017 were approved in accordance with the terms of the policy.

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

21	List of Subsidiaries of Monitronics International, Inc.*

24	Power of Attorney dated March 6, 2018.*

31.1	Rule 13a-14(a)/15d-14(a) Certification.*

31.2	Rule 13a-14(a)/15d-14(a) Certification.*

32	Section 1350 Certification.**

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*                           Filed herewith.
**                    Furnished herewith.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONITRONICS INTERNATIONAL, INC.

Dated:	March 6, 2018	By	/s/ Jeffery R. Gardner
Jeffery R. Gardner
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Jeffery R. Gardner	President and Chief Executive Officer	March 6, 2018
Jeffery R. Gardner

/s/ William R. Fitzgerald	Chairman of the Board and Director	March 6, 2018
William R. Fitzgerald

/s/ William E. Niles	Director and Executive Vice President and Secretary	March 6, 2018
William E. Niles

/s/ Fred A. Graffam	Senior Vice President and Chief Financial Officer	March 6, 2018
Fred A. Graffam	(Principal Financial and Accounting Officer)