Form 10-Q
period 2018-03-31
MONITRONICS INTERNATIONAL INC
filed 2018-05-10
CIK 1265107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018
OR
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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of May 10, 2018, Monitronics International, Inc. is a wholly owned subsidiary of Ascent Capital Group, Inc.

Item 1.  Financial Statements (unaudited)
MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
Amounts in thousands, except share amounts
(unaudited)

	March 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$27,901	3,302
Restricted cash	93	—
Trade receivables, net of allowance for doubtful accounts of $3,632 in 2018 and $4,162 in 2017	12,300	12,645
Prepaid and other current assets	23,193	10,668
Total current assets	63,487	26,615
Property and equipment, net of accumulated depreciation of $40,257 in 2018 and $37,643 in 2017	34,043	32,789
Subscriber accounts and deferred contract acquisition costs, net of accumulated amortization of $1,468,359 in 2018 and $1,439,164 in 2017	1,224,937	1,302,028
Dealer network and other intangible assets, net of accumulated amortization of $45,859 in 2018 and $42,806 in 2017	3,941	6,994
Goodwill	563,549	563,549
Other assets	27,627	9,340
Total assets	$1,917,584	1,941,315
Liabilities and Stockholder's Equity
Current liabilities:
Accounts payable	$12,858	11,073
Accrued payroll and related liabilities	5,556	3,458
Other accrued liabilities	61,728	50,026
Deferred revenue	13,477	13,871
Holdback liability	7,601	9,309
Current portion of long-term debt	11,000	11,000
Total current liabilities	112,220	98,737
Non-current liabilities:
Long-term debt	1,711,336	1,707,297
Long-term holdback liability	2,191	2,658
Derivative financial instruments	6,553	13,491
Deferred income tax liability, net	13,966	13,304
Other liabilities	3,098	3,092
Total liabilities	1,849,364	1,838,579
Commitments and contingencies
Stockholder's equity:
Common stock, $.01 par value. 1,000 shares authorized, issued and outstanding both at March 31, 2018 and December 31, 2017	—	—
Additional paid-in capital	444,335	444,330
Accumulated deficit	(383,751)	(334,219)
Accumulated other comprehensive income (loss), net	7,636	(7,375)
Total stockholder's equity	68,220	102,736
Total liabilities and stockholder's equity	$1,917,584	1,941,315

See accompanying notes to condensed consolidated financial statements.

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
Amounts in thousands
(unaudited)

	Three Months Ended March 31,
	2018	2017
Net revenue	$133,753	141,200
Operating expenses:
Cost of services	32,701	29,969
Selling, general and administrative, including stock-based and long-term incentive compensation	32,014	32,723
Radio conversion costs	—	232
Amortization of subscriber accounts, deferred contract acquisition costs and other intangible assets	54,411	59,547
Depreciation	2,615	2,120
	121,741	124,591
Operating income	12,012	16,609
Other expense:
Interest expense	36,873	35,838
	36,873	35,838
Loss before income taxes	(24,861)	(19,229)
Income tax expense	1,346	1,784
Net loss	(26,207)	(21,013)
Other comprehensive income (loss):
Unrealized gain on derivative contracts, net	14,406	1,049
Total other comprehensive income, net of tax	14,406	1,049
Comprehensive loss	$(11,801)	(19,964)

See accompanying notes to condensed consolidated financial statements.

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Amounts in thousands
(unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(26,207)	(21,013)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of subscriber accounts, deferred contract acquisition costs and other intangible assets	54,411	59,547
Depreciation	2,615	2,120
Stock-based and long-term incentive compensation	(12)	518
Deferred income tax expense	662	1,052
Amortization of debt discount and deferred debt costs	1,789	1,656
Bad debt expense	3,017	2,557
Other non-cash activity, net	(852)	1,875
Changes in assets and liabilities:
Trade receivables	(2,672)	(1,659)
Prepaid expenses and other assets	650	1,079
Contract asset, net	(70)	—
Subscriber accounts - deferred contract acquisition costs	(898)	(754)
Payables and other liabilities	17,921	5,222
Net cash provided by operating activities	50,354	52,200
Cash flows from investing activities:
Capital expenditures	(3,310)	(1,694)
Cost of subscriber accounts acquired	(24,560)	(46,708)
Increase in restricted cash	(93)	—
Net cash used in investing activities	(27,963)	(48,402)
Cash flows from financing activities:
Proceeds from long-term debt	50,000	64,750
Payments on long-term debt	(47,750)	(42,600)
Value of shares withheld for share-based compensation	(42)	(136)
Net cash provided by financing activities	2,208	22,014
Net increase in cash and cash equivalents	24,599	25,812
Cash and cash equivalents at beginning of period	3,302	3,177
Cash and cash equivalents at end of period	$27,901	28,989
Supplemental cash flow information:
State taxes paid, net	$—	3
Interest paid	21,735	21,462
Accrued capital expenditures	830	780

See accompanying notes to condensed consolidated financial statements.

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholder’s Equity
Amounts in thousands, except share amounts
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholder’s Equity
	Shares	Amount
Balance at December 31, 2017	1,000	$—	444,330	(334,219)	(7,375)	$102,736
Impact of adoption of Topic 606	—	—	—	(22,720)	—	(22,720)
Impact of adoption of ASU 2017-12	—	—	—	(605)	605	—
Adjusted balance at January 1, 2018	1,000	—	444,330	(357,544)	(6,770)	80,016
Net loss	—	—	—	(26,207)	—	(26,207)
Other comprehensive income	—	—	—	—	14,406	14,406
Stock-based compensation	—	—	47	—	—	47
Value of shares withheld for minimum tax liability	—	—	(42)	—	—	(42)
Balance at March 31, 2018	1,000	$—	444,335	(383,751)	7,636	$68,220

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

On February 26, 2018, we entered into an exclusive, long-term, trademark licensing agreement with The Brink’s Company ("Brink's"), which will result in a complete rebranding of MONI and LiveWatch as Brinks Home SecurityTM. Under the terms of the agreement, we will have exclusive use of the BRINKS and Brinks Home Security trademarks related to the residential smart home and home security categories in the U.S. and Canada. Effective April 1, 2018, we will pay Brink’s customary licensing fees and minimum and growth-based royalties that will increase over time as the Brinks Home Security brand is reintroduced. The agreement provides for an initial term of seven years and, subject to certain conditions, allows for subsequent renewal periods whereby MONI can extend the agreement beyond 20 years. The Company is currently completing rebranding tasks, as well as integration tasks, such that the MONI and LiveWatch sales channels will be combined under the Brinks Home Security brand. The brand rollout is expected to occur in the second quarter of 2018.

The unaudited interim financial information of the Company has been prepared in accordance with Article 10 of the Securities and Exchange Commission’s (the "SEC") Regulation S-X. Accordingly, it does not include all of the information required by generally accepted accounting principles in the United States ("GAAP") for complete financial statements. The Company’s unaudited condensed consolidated financial statements as of March 31, 2018, and for the three months ended March 31, 2018 and 2017, include MONI and all of its direct and indirect subsidiaries.  The accompanying interim condensed consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year.  These condensed consolidated financial statements should be read in conjunction with the MONI Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 7, 2018.

The Company adopted Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606) ("Topic 606") using the modified retrospective approach on January 1, 2018, at which time it became effective for the Company. The Company recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings. The Company also adopted ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities ("ASU 2017-12") which simplifies the application of hedge accounting guidance. The standard was early adopted effective January 1, 2018, and the Company recognized an opening equity adjustment to reduce Accumulated deficit, offset by a gain in Accumulated other comprehensive income (loss). The comparative information has not been restated and continues to be reported under the accounting standards in effect during those periods. See note 2, Recent Accounting Pronouncements, and note 3, Revenue Recognition, in the notes to the condensed consolidated financial statements for further discussion.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of revenue and expenses for each reporting period.  The significant estimates made in preparation of the Company’s condensed consolidated financial statements primarily relate to valuation of subscriber accounts, valuation of deferred tax assets and valuation of goodwill. These estimates are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts them when facts and circumstances change. As the effects of future events cannot be determined with any certainty, actual results could differ from the estimates upon which the carrying values were based.

(2)    Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (the "FASB") issued ASU 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 requires the lessee to recognize assets and liabilities for leases with lease terms of more than twelve months. For leases with a term of twelve months or less, the Company is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. Further, ASU 2016-02 requires a finance lease to be recognized as both an interest expense and an amortization of the associated asset. Operating leases generally recognize the associated expense on a straight line basis. ASU 2016-02 requires the Company to adopt the standard using a modified retrospective approach and becomes effective on January 1, 2019. The Company is currently evaluating the impact that ASU 2016-02 will have on its financial position, results of operations and cash flows.

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

In August 2017, the FASB issued ASU 2017-12 to amend the hedge accounting rules to align risk management activities and financial reporting by simplifying the application of hedge accounting guidance. The guidance expands the ability to hedge nonfinancial and financial risk components and eliminates the requirement to separately measure and report hedge ineffectiveness. Additionally, certain hedge effectiveness assessment requirements may be accomplished qualitatively instead of quantitatively. ASU 2017-12 is effective for annual and interim periods beginning after December 15, 2018 with early adoption permitted. The Company early adopted ASU 2017-12 effective January 1, 2018, and as such, an opening equity adjustment of $605,000 was recognized that reduced Accumulated deficit, offset by a gain in Accumulated other comprehensive income (loss). This adjustment primarily relates to the derecognition of the cumulative ineffectiveness recorded on the Company's interest rate swap derivative instruments, as well as adjustments to cumulative dedesignation adjustments. The Company does not expect this adoption to have a material impact on its financial position, results of operations or cash flows on an ongoing basis.

(3)    Revenue Recognition

Topic 606 amends and supersedes FASB Accounting Standards Codification ("ASC") Topic 605, Revenue Recognition ("Topic 605"). The core principle of Topic 606 is that revenue will be recognized when the transfer of promised goods or services to customers is made in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

Accounting Policy for Periods Commencing January 1, 2018

The Company offers its subscribers professional alarm monitoring services, as well as interactive and home automation services, through equipment at the subscriber's site that communicates with the Company’s central monitoring station and interfaces with other equipment at the site and third party technology companies for interactive and home automation services. These services are typically provided under alarm monitoring agreements (“AMAs”) between the Company and the subscriber. The equipment at the site is either obtained independently from the Company’s network of third party Authorized Dealers or directly from the Company, via its direct-to-consumer sales channel. The Company also offers equipment sales and installation services and, to its existing subscribers, maintenance services on existing alarm equipment. The Company also collects fees for contract monitoring, which are services provided to other security alarm companies for monitoring their accounts on a wholesale basis and other fees from subscribers for late fee or insufficient fund charges.

Revenue under subscriber AMAs is allocated to alarm monitoring revenue and, if applicable, product and installation revenue based on the stand alone selling prices (“SSP”) of each performance obligation as a percentage of the total SSP of all performance obligations. Allocated alarm monitoring revenue is recognized as the monthly service is provided. Allocated product and installation revenue is recognized when the product sale is complete or shipped and the installation service is provided, typically at inception of the AMA. Product and installation revenue is not applicable to AMA's acquired from Authorized Dealers in their initial term. Any cash not received from the subscriber at the time of product sale and installation is recognized as a contract asset at inception of the AMA and is subsequently amortized over the subscriber contract term as a reduction of the amounts billed for professional alarm monitoring, interactive and home automation services. If a subscriber cancels the AMA within the negotiated term, any existing contract asset is determined to be impaired and is immediately expensed in full to Selling, general and administrative expense on the condensed consolidated statement of operations.

Maintenance services are billed and recognized as revenue when the services are completed in the home and agreed to by the subscriber under the subscriber AMA. Contract monitoring fees are recognized as alarm monitoring revenue as the monitoring service is provided. Other fees are recognized as other revenue when billed to the subscriber which coincides with the timing of when the services are provided.

Disaggregation of Revenue

Revenue is disaggregated by source of revenue as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Alarm monitoring revenue	$124,840	136,891
Product and installation revenue	8,147	3,294
Other revenue	766	1,015
Total Net revenue	$133,753	141,200

Contract Balances

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers (in thousands):

	March 31, 2018	At adoption
Trade receivables, net	$12,300	12,645
Contract assets, net - current portion (a)	13,543	14,197
Contract assets, net - long-term portion (b)	11,101	10,377
Deferred revenue	13,477	12,892

(a)        Amount is included in Prepaid and other current assets in the unaudited condensed consolidated balance sheets.
(b)        Amount is included in Other assets in the unaudited condensed consolidated balance sheets.

Changes in Accounting Policies

The Company adopted Topic 606, effective January 1, 2018, using the modified retrospective transition method. Under the modified retrospective transition method, the Company evaluated active AMAs on the adoption date as if each AMA had been accounted for under Topic 606 from its inception. Some revenue related to AMAs originated through our direct-to-consumer channel or through extensions that would have been recognized in future periods under Topic 605 were recast under Topic 606 as if revenue had been accelerated and recognized in prior periods, as it will be allocated to product and installation performance obligations. A contract asset was recorded as of the adoption date for any cash that has yet to be collected on the accelerated revenue. As this transition method requires that the Company not adjust historical reported revenue amounts, the accelerated revenue that would have been recognized under this method prior to the adoption date was recorded as an adjustment to opening retained earnings and, thus, will not be recognized as revenue in future periods as previously required under Topic 605. Therefore, the comparative information has not been adjusted and continues to be reported under Topic 605.

Under Topic 605, revenue provided under the AMA was recognized as the services were provided, based on the recurring monthly revenue amount billed for each month under contract. Product, installation and service revenue generally was recognized as billed and incurred. Under Topic 606, the Company concluded that certain product and installation services sold or provided to our customers at AMA inception are capable of being distinct and are distinct within the context of the contract. As such, when the Company initiates an AMA with a customer directly and provides equipment and installation services, each component is considered a performance obligation that must have revenue allocated accordingly. The allocation is based on the SSP of each performance obligation as a percentage of the total SSP of all performance obligations multiplied by the total consideration, or cash, expected to be received over the contract term. These AMAs may relate to new customers originated by the Company through its direct-to-consumer channel or existing customers who agree to new contract terms through customer service offerings. For AMAs with multiple performance obligations, management notes that a certain amount of the revenue billed on a recurring monthly basis is recognized earlier under Topic 606 than it was recognized under Topic 605, as a portion of that revenue is allocated to the equipment sale and installation, which is satisfied upon delivery of the product and performance of the installation services at AMA inception.

Revenue on AMAs originated through the Authorized Dealer program are not impacted by Topic 606 in their initial term, as the customer contracts for the equipment sale and installation separately with the Authorized Dealer prior to the Company purchasing the AMA from the Authorized Dealer. Revenue on these customers is recognized as the service is provided based on the recurring monthly revenue amount billed for each month of the AMA. Maintenance service revenue for repair of existing alarm equipment at the subscribers' premises will continue to be billed and recognized based on their SSP at the time the Company performs the services.

Topic 606 also requires the deferral of incremental costs of obtaining a contract with a customer. Certain direct and incremental costs were capitalized under Topic 605, including on new AMAs obtained in connection with a subscriber move (“Moves Costs”). Under Topic 606, Moves Costs are expensed as incurred to accompany the allocated revenue recognized upon product and installation performance obligations recognized at the AMA inception. There are no other significant changes in contract costs that are capitalized or the period over which they are expensed.

Impacts on Financial Statements

The significant effects of adopting Topic 606 are changes to Prepaid and other current assets, Subscriber accounts, net, Other assets, net, Net revenue, Cost of services, Selling, general and administrative and Amortization of subscriber accounts for the period beginning January 1, 2018 for AMAs initiated by the Company with the customer directly with multiple performance obligations, as a portion of that revenue is allocated to the equipment sale and installation, which is satisfied upon delivery of the product and performance of the installation services at AMA inception.

The following tables summarize the impacts of adopting Topic 606 on the Company’s condensed consolidated financial statements as of and for the three months ended March 31, 2018 (in thousands):

i. Condensed consolidated balance sheets

	Impact of changes in accounting policies
	As reported March 31, 2018	Adjustments	Balances without adoption of Topic 606
Assets
Current assets:
Cash and cash equivalents	$27,901	—	27,901
Restricted cash	93	—	93
Trade receivables, net of allowance for doubtful accounts	12,300	—	12,300
Prepaid and other current assets	23,193	(13,543)	9,650
Total current assets	63,487	(13,543)	49,944
Property and equipment, net of accumulated depreciation	34,043	—	34,043
Subscriber accounts and deferred contract acquisition costs, net of accumulated amortization	1,224,937	48,249	1,273,186
Dealer network and other intangible assets, net of accumulated amortization	3,941	—	3,941
Goodwill	563,549	—	563,549
Other assets, net	27,627	(11,101)	16,526
Total assets	$1,917,584	23,605	1,941,189
Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$12,858	—	12,858
Accrued payroll and related liabilities	5,556	—	5,556
Other accrued liabilities	61,728	—	61,728
Deferred revenue	13,477	1,192	14,669
Holdback liability	7,601	—	7,601
Current portion of long-term debt	11,000	—	11,000
Total current liabilities	112,220	1,192	113,412
Non-current liabilities:
Long-term debt	1,711,336	—	1,711,336
Long-term holdback liability	2,191	—	2,191
Derivative financial instruments	6,553	—	6,553
Deferred income tax liability, net	13,966	—	13,966
Other liabilities	3,098	—	3,098
Total liabilities	1,849,364	1,192	1,850,556
Commitments and contingencies
Stockholder’s equity:
Common stock	—	—	—
Additional paid-in capital	444,335	—	444,335
Accumulated deficit	(383,751)	22,413	(361,338)
Accumulated other comprehensive income, net	7,636	—	7,636
Total stockholder’s equity	68,220	22,413	90,633
Total liabilities and stockholder’s equity	$1,917,584	23,605	1,941,189

ii. Condensed consolidated statements of operations and comprehensive income (loss)

	Impact of changes in accounting policies
	As reported three months ended March 31, 2018	Adjustments	Balances without adoption of Topic 606
Net revenue	$133,753	(325)	133,428
Operating expenses:
Cost of services	32,701	(1,922)	30,779
Selling, general and administrative, including stock-based and long-term incentive compensation	32,014	21	32,035
Amortization of subscriber accounts, deferred contract acquisition costs and other intangible assets	54,411	1,883	56,294
Depreciation	2,615	—	2,615
	121,741	(18)	121,723
Operating income	12,012	(307)	11,705
Other expense:
Interest expense	36,873	—	36,873
	36,873	—	36,873
Loss before income taxes	(24,861)	(307)	(25,168)
Income tax expense	1,346	—	1,346
Net loss	(26,207)	(307)	(26,514)
Other comprehensive income (loss):
Unrealized gain on derivative contracts, net	14,406	—	14,406
Total other comprehensive income, net of tax	14,406	—	14,406
Comprehensive loss	$(11,801)	(307)	(12,108)

iii. Condensed consolidated statements of cash flows

	Impact of changes in accounting policies
	As reported three months ended March 31, 2018	Adjustments	Balances without adoption of Topic 606
Cash flows from operating activities:
Net loss	$(26,207)	(307)	(26,514)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of subscriber accounts, deferred contract acquisition costs and other intangible assets	54,411	1,883	56,294
Depreciation	2,615	—	2,615
Stock-based and long-term incentive compensation	(12)	—	(12)
Deferred income tax expense	662	—	662
Amortization of debt discount and deferred debt costs	1,789	—	1,789
Bad debt expense	3,017	—	3,017
Other non-cash activity, net	(852)	—	(852)
Changes in assets and liabilities:
Trade receivables	(2,672)	—	(2,672)
Prepaid expenses and other assets	650	—	650
Contract asset, net	(70)	70	—
Subscriber accounts - deferred contract acquisition costs	(898)	63	(835)
Payables and other liabilities	17,921	388	18,309
Net cash provided by operating activities	50,354	2,097	52,451
Cash flows from investing activities:
Capital expenditures	(3,310)	—	(3,310)
Cost of subscriber accounts acquired	(24,560)	(2,097)	(26,657)
Increase in restricted cash	(93)	—	(93)
Net cash used in investing activities	(27,963)	(2,097)	(30,060)
Cash flows from financing activities:
Proceeds from long-term debt	50,000	—	50,000
Payments on long-term debt	(47,750)	—	(47,750)
Value of shares withheld for share-based compensation	(42)	—	(42)
Net cash provided by financing activities	2,208	—	2,208
Net increase in cash and cash equivalents	24,599	—	24,599
Cash and cash equivalents at beginning of period	3,302	—	3,302
Cash and cash equivalents at end of period	$27,901	—	27,901

(4)    Goodwill

The following table provides the activity and balances of goodwill by reporting unit (amounts in thousands):

	MONI	LiveWatch	Total
Balance at 12/31/2017	$527,502	$36,047	$563,549
Period activity	—	—	—
Balance at 3/31/2018	$527,502	$36,047	$563,549

The Company accounts for its goodwill pursuant to the provisions of FASB ASC Topic 350, Intangibles - Goodwill and Other ("FASB ASC Topic 350"). In accordance with FASB ASC Topic 350, goodwill is not amortized, but rather tested for impairment annually, or earlier if an event occurs, or circumstances change, that indicate the fair value of a reporting unit may be below its carrying amount.

In the first quarter of 2018, the Company determined that a triggering event had occurred due to a sustained decrease in the Company's share price. In response to the triggering event, the Company performed a quantitative impairment test noting that the estimated fair value for each of the Company's reporting units exceeded the carrying amount of the underlying assets. Thus no impairment was indicated.

(5)    Other Accrued Liabilities

Other accrued liabilities consisted of the following (amounts in thousands):

	March 31, 2018	December 31, 2017
Interest payable	$27,789	$14,835
Income taxes payable	3,487	2,839
Legal settlement reserve (a)	23,000	23,000
Other	7,452	9,352
Total Other accrued liabilities	$61,728	$50,026

(a)        See note 10, Commitments, Contingencies and Other Liabilities, for further information.

(6)    Long-Term Debt

Long-term debt consisted of the following (amounts in thousands):

	March 31, 2018	December 31, 2017
9.125% Senior Notes due April 1, 2020 with an effective interest rate of 9.5%	$580,536	$580,026
Ascent Intercompany Loan due October 1, 2020 with an effective rate of 12.5% (a)	12,000	12,000
Term loan, matures September 30, 2022, LIBOR plus 5.50%, subject to a LIBOR floor of 1.00%, with an effective rate of 7.7%	1,058,020	1,059,598
$295 million revolving credit facility, matures September 30, 2021, LIBOR plus 4.00%, subject to a LIBOR floor of 1.00%, with an effective rate of 6.0%	71,780	66,673
	1,722,336	1,718,297
Less current portion of long-term debt	(11,000)	(11,000)
Long-term debt	$1,711,336	$1,707,297

(a)	The effective rate was 9.868% until February 29, 2016.

Senior Notes

The senior notes total $585,000,000 in principal, mature on April 1, 2020 and bear interest at 9.125% per annum (the "Senior Notes").  Interest payments are due semi-annually on April 1 and October 1 of each year. Ascent Capital has not guaranteed any of the Company's obligations under the Senior Notes. As of March 31, 2018, the Senior Notes had deferred financing costs, net of accumulated amortization of $4,464,000.

The Senior Notes are guaranteed by all of the Company's existing domestic subsidiaries. See note 12, Consolidating Guarantor Financial Information for further information.

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

On March 29, 2018, the Company borrowed an incremental $26,691,000 on its Credit Facility revolver to fund its April 2, 2018 interest payment due under the Senior Notes.

As of March 31, 2018, the Credit Facility term loan has a principal amount of $1,083,500,000, maturing on September 30, 2022. The term loan requires quarterly interest payments and quarterly principal payments of $2,750,000. The term loan bears interest at LIBOR plus 5.5%, subject to a LIBOR floor of 1.0%. The Credit Facility revolver has a principal amount outstanding of $73,500,000 as of March 31, 2018 and matures on September 30, 2021. The Credit Facility revolver bears interest at LIBOR plus 4.0%, subject to a LIBOR floor of 1.0%. There is a commitment fee of 0.5% on unused portions of the Credit Facility revolver. As of March 31, 2018, $221,500,000 is available for borrowing under the Credit Facility revolver subject to certain financial covenants.

The maturity date for both the term loan and the revolving credit facility under the Credit Facility are subject to a springing maturity 181 days prior to the scheduled maturity date of the Senior Notes, or October 3, 2019 (the "Springing Maturity") if we are unable to refinance the Senior Notes by that date. In addition, at any time after the occurrence of an event of default under the Credit Facility, the lenders may, among other options, declare any amounts outstanding under the Credit Facility immediately due and payable and terminate any commitment to make further loans under the Credit Facility. Also, failure to comply with restrictions contained in the Senior Notes could lead to an event of default under the Credit Facility.

The Credit Facility is secured by a pledge of all of the outstanding stock of the Company and all of its existing subsidiaries and is guaranteed by all of the Company’s existing domestic subsidiaries.  Ascent Capital has not guaranteed any of the Company’s obligations under the Credit Facility.

As of March 31, 2018, the Company has deferred financing costs and unamortized discounts, net of accumulated amortization, of $27,200,000 related to the Credit Facility.

In order to reduce the financial risk related to changes in interest rates associated with the floating rate term loan under the Credit Facility term loan, the Company has entered into interest rate swap agreements with terms similar to the Credit Facility term loan (all outstanding interest rate swap agreements are collectively referred to as the “Swaps”). The Swaps have been designated as effective hedges of the Company’s variable rate debt and qualify for hedge accounting.  As a result of these interest rate swaps, the Company's effective weighted average interest rate on the borrowings under the Credit Facility term loan was 7.98% as of March 31, 2018. See note 7, Derivatives, for further disclosures related to these derivative instruments.

The terms of the Senior Notes and the Credit Facility provide for certain financial and nonfinancial covenants.  As of March 31, 2018, the Company was in compliance with all required covenants under these financing arrangements.

As of March 31, 2018, principal payments scheduled to be made on the Company’s debt obligations, assuming no Springing Maturity of the Credit Facility, are as follows (amounts in thousands):

Remainder of 2018	$8,250
2019	11,000
2020	608,000
2021	84,500
2022	1,042,250
2023	—
Thereafter	—
Total principal payments	1,754,000
Less:
Unamortized deferred debt costs and discounts	31,664
Total debt on condensed consolidated balance sheet	$1,722,336

(7)    Derivatives

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

All of the Swaps are designated and qualify as cash flow hedging instruments, with the effective portion of the Swaps' change in fair value recorded in Accumulated other comprehensive income (loss).  Changes in the fair value of the Swaps recognized in Accumulated other comprehensive income (loss) are reclassified to Interest expense when the hedged interest payments on the underlying debt are recognized.  Amounts in Accumulated other comprehensive income (loss) expected to be recognized as Interest expense in the coming 12 months total approximately $1,114,000.

As of March 31, 2018, the Swaps’ outstanding notional balances, effective dates, maturity dates and interest rates paid and received are noted below:

Notional	Effective Date	Maturity Date	Fixed Rate Paid	Variable Rate Received
$190,982,778	March 23, 2018	April 9, 2022	3.110%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor (a)
249,375,000	March 23, 2018	April 9, 2022	3.110%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor (a)
49,875,000	March 23, 2018	April 9, 2022	2.504%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor
376,057,500	March 23, 2018	September 30, 2022	1.833%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor

(a)
On September 30, 2016, the Company negotiated amendments to the terms of these interest rate swap agreements (the "Existing Swap Agreements," as amended, the "Amended Swaps").  The Amended Swaps are held with the same counterparties as the Existing Swap Agreements.  Upon entering into the Amended Swaps, the Company simultaneously dedesignated the Existing Swap Agreements and redesignated the Amended Swaps as cash flow hedges for the underlying change in the swap terms.  The amounts previously recognized in Accumulated other comprehensive income (loss) relating to the dedesignation are recognized in Interest expense over the remaining life of the Amended Swaps.

The impact of the derivatives designated as cash flow hedges on the condensed consolidated financial statements is depicted below (amounts in thousands):

	Three Months Ended March 31,
	2018	2017
Effective portion of gain (loss) recognized in Accumulated other comprehensive income (loss)	$13,668	(733)
Effective portion of loss reclassified from Accumulated other comprehensive income (loss) into Net loss (a)	$(738)	(1,782)
Ineffective portion of amount of loss recognized into Net loss (a)	$—	18

(a)        Amounts are included in Interest expense in the unaudited condensed consolidated statements of operations and comprehensive income (loss). Upon the adoption of ASU 2017-12 on January 1, 2018, ineffectiveness is no longer measured or recognized.

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

The following summarizes the fair value level of assets and liabilities that are measured on a recurring basis at March 31, 2018 and December 31, 2017 (amounts in thousands):

	Level 1	Level 2	Level 3	Total
March 31, 2018
Interest rate swap agreements - assets (a)	$—	13,833	—	13,833
Interest rate swap agreements - liabilities (b)	—	(6,553)	—	(6,553)
Total	$—	7,280	—	7,280
December 31, 2017
Interest rate swap agreements - assets (a)	$—	7,058	—	7,058
Interest rate swap agreements - liabilities (b)	—	(13,817)	—	(13,817)
Total	$—	(6,759)	—	(6,759)

(a)	Included in non-current Other assets on the condensed consolidated balance sheets.

(b)	Included in non-current Derivative financial instruments on the condensed consolidated balance sheets.

The Company has determined that the significant inputs used to value the Swaps fall within Level 2 of the fair value hierarchy.  As a result, the Company has determined that its derivative valuations are classified in Level 2 of the fair value hierarchy.

Carrying values and fair values of financial instruments that are not carried at fair value are as follows (amounts in thousands):

	March 31, 2018	December 31, 2017
Long term debt, including current portion:
Carrying value	$1,722,336	1,718,297
Fair value (a)	1,581,095	1,645,616

(a)	The fair value is based on market quotations from third party financial institutions and is classified as Level 2 in the hierarchy.

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

(9)    Accumulated Other Comprehensive Income (Loss)

The following table provides a summary of the changes in Accumulated other comprehensive income (loss) for the period presented (amounts in thousands):

Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2017	$(7,375)
Impact of adoption of ASU 2017-12	605
Adjusted balance at January 1, 2018	(6,770)
Unrealized gain on derivatives recognized through Accumulated other comprehensive income (loss), net of income tax of $0	13,668
Reclassifications of unrealized loss on derivatives into Net loss, net of income tax of $0 (a)	738
Net current period other comprehensive income	14,406
Balance at March 31, 2018	$7,636

(a)	Amounts reclassified into net loss are included in Interest expense on the condensed consolidated statement of operations. See note 7, Derivatives, for further information.

(10)    Commitments, Contingencies and Other Liabilities

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

(11)    Reportable Business Segments

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

As they arise, transactions between segments are recorded on an arm's length basis using relevant market prices. The following table sets forth selected data from the accompanying condensed consolidated statements of operations for the periods indicated (amounts in thousands):

	MONI	LiveWatch	Consolidated
	Three Months Ended March 31, 2018
Net revenue	$125,773	$7,980	$133,753
Depreciation and amortization	$55,236	$1,790	$57,026
Loss before income taxes	$(17,629)	$(7,232)	$(24,861)

	Three Months Ended March 31, 2017
Net revenue	$134,408	$6,792	$141,200
Depreciation and amortization	$60,508	$1,159	$61,667
Loss before income taxes	$(13,299)	$(5,930)	$(19,229)

The following table sets forth selected data from the accompanying condensed consolidated balance sheets for the periods indicated (amounts in thousands):

	MONI	LiveWatch	Eliminations	Consolidated
	Balance at March 31, 2018
Subscriber accounts and deferred contract acquisition costs, net of amortization	$1,203,996	$20,941	$—	$1,224,937
Goodwill	$527,502	$36,047	$—	$563,549
Total assets	$1,980,081	$62,453	$(124,950)	$1,917,584

	Balance at December 31, 2017
Subscriber accounts and deferred contract acquisition costs, net of amortization	$1,280,813	$21,215	$—	$1,302,028
Goodwill	$527,502	$36,047	$—	$563,549
Total assets	$1,996,240	$63,233	$(118,158)	$1,941,315

(12)    Consolidating Guarantor Financial Information

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

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidating Balance Sheet
(unaudited)

	As of March 31, 2018
	Parent Issuer	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Assets
Current assets:
Cash and cash equivalents	$27,547	354	—	—	27,901
Restricted cash	93	—	—	—	93
Trade receivables, net	11,759	541	—	—	12,300
Prepaid and other current assets	92,568	2,739	—	(72,114)	23,193
Total current assets	131,967	3,634	—	(72,114)	63,487

Investment in subsidiaries	(2,271)	—	—	2,271	—
Property and equipment, net	31,905	2,138	—	—	34,043
Subscriber accounts and deferred contract acquisition costs, net	1,189,174	35,763	—	—	1,224,937
Dealer network and other intangible assets, net	3,638	303	—	—	3,941
Goodwill	527,191	36,358	—	—	563,549
Other assets, net	27,597	30	—	—	27,627
Total assets	$1,909,201	78,226	—	(69,843)	1,917,584

Liabilities and Stockholder's Equity
Current liabilities:
Accounts payable	$10,298	2,560	—	—	12,858
Accrued payroll and related liabilities	4,744	812	—	—	5,556
Other accrued liabilities	61,035	72,807	—	(72,114)	61,728
Deferred revenue	11,878	1,599	—	—	13,477
Holdback liability	7,417	184	—	—	7,601
Current portion of long-term debt	11,000	—	—	—	11,000
Total current liabilities	106,372	77,962	—	(72,114)	112,220

Non-current liabilities:
Long-term debt	1,711,336	—	—	—	1,711,336
Long-term holdback liability	2,191	—	—	—	2,191
Derivative financial instruments	6,553	—	—	—	6,553
Deferred income tax liability, net	12,207	1,759	—	—	13,966
Other liabilities	2,322	776	—	—	3,098
Total liabilities	1,840,981	80,497	—	(72,114)	1,849,364

Total stockholder's equity	68,220	(2,271)	—	2,271	68,220
Total liabilities and stockholder's equity	$1,909,201	78,226	—	(69,843)	1,917,584

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidating Balance Sheet
(unaudited)

	As of December 31, 2017
	Parent Issuer	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Assets
Current assets:
Cash and cash equivalents	$2,705	597	—	—	3,302
Trade receivables, net	12,082	563	—	—	12,645
Prepaid and other current assets	74,613	2,396	—	(66,341)	10,668
Total current assets	89,400	3,556	—	(66,341)	26,615

Investment in subsidiaries	4,554	—	—	(4,554)	—
Property and equipment, net	30,727	2,062	—	—	32,789
Subscriber accounts and deferred contract acquisition costs, net	1,265,519	36,509	—	—	1,302,028
Dealer network and other intangible assets, net	6,063	931	—	—	6,994
Goodwill	527,191	36,358	—	—	563,549
Other assets, net	9,311	29	—	—	9,340
Total assets	$1,932,765	79,445	—	(70,895)	1,941,315

Liabilities and Stockholder's Equity
Current liabilities:
Accounts payable	$9,705	1,368	—	—	11,073
Accrued payroll and related liabilities	2,648	810	—	—	3,458
Other accrued liabilities	47,800	68,567	—	(66,341)	50,026
Deferred revenue	12,332	1,539	—	—	13,871
Holdback liability	9,035	274	—	—	9,309
Current portion of long-term debt	11,000	—	—	—	11,000
Total current liabilities	92,520	72,558	—	(66,341)	98,737

Non-current liabilities:
Long-term debt	1,707,297	—	—	—	1,707,297
Long-term holdback liability	2,658	—	—	—	2,658
Derivative financial instruments	13,491	—	—	—	13,491
Deferred income tax liability, net	11,684	1,620	—	—	13,304
Other liabilities	2,379	713	—	—	3,092
Total liabilities	1,830,029	74,891	—	(66,341)	1,838,579

Total stockholder's equity	102,736	4,554	—	(4,554)	102,736
Total liabilities and stockholder's equity	$1,932,765	79,445	—	(70,895)	1,941,315

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
(unaudited)

	Three Months Ended March 31, 2018
	Parent Issuer	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Net revenue	$124,295	9,458	—	—	133,753

Operating expenses:
Cost of services	28,299	4,402	—	—	32,701
Selling, general, and administrative, including stock-based compensation	22,803	9,211	—	—	32,014
Amortization of subscriber accounts, deferred contract acquisition costs and other intangible assets	52,237	2,174	—	—	54,411
Depreciation	2,385	230	—	—	2,615
	105,724	16,017	—	—	121,741
Operating income (loss)	18,571	(6,559)	—	—	12,012
Other expense:
Equity in loss of subsidiaries	6,740	—	—	(6,740)	—
Interest expense	36,873	—	—	—	36,873
	43,613	—	—	(6,740)	36,873
Loss before income taxes	(25,042)	(6,559)	—	6,740	(24,861)
Income tax expense	1,165	181	—	—	1,346
Net loss	(26,207)	(6,740)	—	6,740	(26,207)
Other comprehensive income (loss):
Unrealized gain on derivative contracts	14,406	—	—	—	14,406
Total other comprehensive income	14,406	—	—	—	14,406
Comprehensive loss	$(11,801)	(6,740)	—	6,740	(11,801)

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
(unaudited)

	Three Months Ended March 31, 2017
	Parent Issuer	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Net revenue	$133,118	8,082	—	—	141,200

Operating expenses:
Cost of services	26,307	3,662	—	—	29,969
Selling, general, and administrative, including stock-based compensation	24,717	8,006	—	—	32,723
Radio conversion costs	187	45	—	—	232
Amortization of subscriber accounts, deferred contract acquisition costs and other intangible assets	57,903	1,644	—	—	59,547
Depreciation	1,976	144	—	—	2,120
	111,090	13,501	—	—	124,591
Operating income (loss)	22,028	(5,419)	—	—	16,609
Other expense:
Equity in loss of subsidiaries	5,682	—	—	(5,682)	—
Interest expense	35,833	5	—	—	35,838
	41,515	5	—	(5,682)	35,838
Loss before income taxes	(19,487)	(5,424)	—	5,682	(19,229)
Income tax expense	1,526	258	—	—	1,784
Net loss	(21,013)	(5,682)	—	5,682	(21,013)
Other comprehensive income (loss):
Unrealized gain on derivative contracts	1,049	—	—	—	1,049
Total other comprehensive income	1,049	—	—	—	1,049
Comprehensive loss	$(19,964)	(5,682)	—	5,682	(19,964)

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidating Statement of Cash Flows
(unaudited)

	Three Months Ended March 31, 2018
	Parent Issuer	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Net cash provided by operating activities	$50,059	295	—	—	50,354
Investing activities:
Capital expenditures	(3,004)	(306)	—	—	(3,310)
Cost of subscriber accounts acquired	(24,328)	(232)	—	—	(24,560)
Increase in restricted cash	(93)	—	—	—	(93)
Net cash used in investing activities	(27,425)	(538)	—	—	(27,963)
Financing activities:
Proceeds from long-term debt	50,000	—	—	—	50,000
Payments on long-term debt	(47,750)	—	—	—	(47,750)
Value of shares withheld for share-based compensation	(42)	—	—	—	(42)
Net cash provided by financing activities	2,208	—	—	—	2,208
Net increase (decrease) in cash and cash equivalents	24,842	(243)	—	—	24,599
Cash and cash equivalents at beginning of period	2,705	597	—	—	3,302
Cash and cash equivalents at end of period	$27,547	354	—	—	27,901

	Three Months Ended March 31, 2017
	Parent Issuer	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Net cash provided by operating activities	$51,338	862	—	—	52,200
Investing activities:
Capital expenditures	(1,347)	(347)	—	—	(1,694)
Cost of subscriber accounts acquired	(46,003)	(705)	—	—	(46,708)
Net cash used in investing activities	(47,350)	(1,052)	—	—	(48,402)
Financing activities:
Proceeds from long-term debt	64,750	—	—	—	64,750
Payments on long-term debt	(42,600)	—	—	—	(42,600)
Value of shares withheld for share-based compensation	(136)	—	—	—	(136)
Net cash provided by financing activities	22,014	—	—	—	22,014
Net increase (decrease) in cash and cash equivalents	26,002	(190)	—	—	25,812
Cash and cash equivalents at beginning of period	1,739	1,438	—	—	3,177
Cash and cash equivalents at end of period	$27,741	1,248	—	—	28,989

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, marketing and operating strategies, integration of acquired businesses, new service offerings, the availability of debt refinancing, financial prospects and anticipated sources and uses of capital. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

•	general business conditions and industry trends;

•	macroeconomic conditions and their effect on the general economy and on the U.S. housing market, in particular single family homes, which represent our largest demographic;

•	uncertainties in the development of our business strategies, including the rebranding to BRINKS Home Security and partnership with Nest, and market acceptance of new products and services;

•
the competitive environment in which we operate, in particular, increasing competition in the alarm monitoring industry from larger existing competitors and new market entrants, including technology, telecommunications and cable companies;

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

•	the outcome of any pending, threatened, or future litigation, including potential liability for failure to respond adequately to alarm activations;

•	the ability to continue to obtain insurance coverage sufficient to hedge our risk exposures, including as a result of acts of third parties and/or alleged regulatory violations;

•	changes in the nature of strategic relationships with original equipment manufacturers, dealers and other of our business partners, such as Nest;

•	the reliability and creditworthiness of our independent alarm systems dealers and subscribers;

•	changes in our expected rate of subscriber attrition;

•	the availability and terms of capital, including our ability to refinance our existing debt or obtain future financing to grow our business;

•	our high degree of leverage and the restrictive covenants governing its indebtedness; and

•	availability of qualified personnel.

For additional risk factors, please see Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2017 (the "2017 Form 10-K") and Part II, Item 1A, Risk Factors in this Quarterly Report on Form 10-Q.  These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

The following discussion and analysis provides information concerning our results of operations and financial condition.  This discussion should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto included elsewhere herein and the 2017 Form 10-K.

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

On February 26, 2018, we entered into an exclusive, long-term, trademark licensing agreement with The Brink’s Company ("Brink's"), which will result in a complete rebranding of MONI and LiveWatch as Brinks Home SecurityTM. Under the terms of the agreement, we will have exclusive use of the BRINKS and Brinks Home Security trademarks related to the residential smart home and home security categories in the U.S. and Canada. The Company is currently completing rebranding tasks, as well as integration tasks, such that the MONI and LiveWatch sales channels will be combined under the Brinks Home Security brand. The new brand rollout is expected to occur in the second quarter of 2018.

In the first quarter of 2018, the Company adopted Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606) ("Topic 606") using the modified retrospective approach, which means the standard is applied to only the current period. Any significant impact as a result of this adoption is discussed in the results of operations detail below. See note 3, Revenue Recognition, in the notes to the accompanying condensed consolidated financial statements for further discussion.

The Company also adopted ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities ("ASU 2017-12") which simplifies the application of hedge accounting guidance. The standard was early adopted effective January 1, 2018, and an opening equity adjustment of $605,000 was recognized that reduced Accumulated deficit, offset by a gain in Accumulated other comprehensive income (loss). There was no material impact as a result of this adoption to the results of operations detail below. See note 2, Recent Accounting Pronouncements, in the notes to the accompanying condensed consolidated financial statements for further discussion.

Attrition

Account cancellation, otherwise referred to as subscriber attrition, has a direct impact on the number of subscribers that the Company services and on its financial results, including revenues, operating income and cash flow.  A portion of the subscriber base can be expected to cancel its service every year. Subscribers may choose not to renew or to terminate their contract for a variety of reasons, including relocation, cost, switching to a competitor's service and limited use by the subscriber and thus low perceived value.  The largest categories of canceled accounts relate to subscriber relocation or the inability to contact the subscriber.  The Company defines its attrition rate as the number of canceled accounts in a given period divided by the weighted average of number of subscribers for that period.  The Company considers an account canceled if payment from the subscriber is deemed uncollectible or if the subscriber cancels for various reasons.  If a subscriber relocates but continues its service, this is not a cancellation.  If the subscriber relocates, discontinues its service and a new subscriber takes over the original subscriber's service continuing the revenue stream, this is also not a cancellation.  The Company adjusts the number of canceled accounts by excluding those that are contractually guaranteed by its dealers.  The typical dealer contract provides that if a subscriber cancels in the first year of its contract, the dealer must either replace the canceled account with a new one or refund to the Company the cost paid to acquire the contract. To help ensure the dealer's obligation to the Company, the Company typically maintains a dealer funded holdback reserve ranging from 5-8% of subscriber accounts in the guarantee period.  In some cases, the amount of the holdback liability is less than actual attrition experience.

The table below presents subscriber data for the twelve months ended March 31, 2018 and 2017:

	Twelve Months Ended March 31,
	2018	2017
Beginning balance of accounts	1,036,794	1,080,726
Accounts acquired	87,957	125,457
Accounts canceled (b)	(159,845)	(162,086)
Canceled accounts guaranteed by dealer and other adjustments (a) (b)	(6,187)	(7,303)
Ending balance of accounts	958,719	1,036,794
Monthly weighted average accounts	998,137	1,059,526
Attrition rate - Unit (b)	16.0%	15.3%
Attrition rate - RMR (b) (c)	13.9%	13.4%

(a)	Includes canceled accounts that are contractually guaranteed to be refunded from holdback.

(b)
Accounts canceled for the twelve months ending March 31, 2017 were recast to include an estimated 9,522 accounts included in the Company's Radio Conversion Program that canceled in excess of their expected attrition.

(c)
The recurring monthly revenue ("RMR") of canceled accounts follows the same definition as subscriber unit attrition as noted above. RMR attrition is defined as the RMR of canceled accounts in a given period, adjusted for the impact of price increases or decreases in that period, divided by the weighted average of RMR for that period.

The unit attrition rate for the twelve months ended March 31, 2018 and 2017 was 16.0% and 15.3%, respectively. Contributing to the increase in attrition rates were the number of subscriber accounts with 5-year contracts reaching the end of their initial contract term in the period, the relative proportion of the number of new customers under contract or in the dealer guarantee period and our more aggressive price increase strategy. There was also a modest increase to attrition attributed to subscriber losses related to the impacts of Hurricane Maria on the Company's Puerto Rico customer base. See Impact from Natural Disasters below for further information.

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

Accounts Acquired

During the three months ended March 31, 2018 and 2017, the Company acquired 21,547 and 29,376 subscriber accounts, respectively, through its dealer and direct sales channels. Accounts acquired for the three months ended March 31, 2018 and 2017 reflect bulk buys of approximately 300 and 3,000 accounts, respectively. The decrease in accounts acquired, excluding bulk buys, for the three months is due to lower production in accounts acquired from the dealer channel.  Contributing to the lower production was the fact that the Company discontinued our relationship with our largest dealer, at the time, in the third quarter of 2017 in connection with the Telephone Consumer Protection Act ("TCPA") settlement.  The decrease was partially offset by year over year growth in the direct to consumer sales channels.

RMR acquired during the three months ended March 31, 2018 and 2017 was $987,000 and $1,437,000, respectively.

Strategic Initiatives

Given the recent decreases in the generation of new subscriber accounts in our dealer channel and trends in subscriber attrition, the Company has implemented several initiatives related to account growth, creation costs, attrition and margin improvements.

Account Growth

We believe that generating account growth at a reasonable cost is essential to scaling our business and generating shareholder value. In recent years, acquisition of new subscriber accounts through our dealer channel has declined due to the attrition of large dealers, efforts to acquire new accounts from dealers at lower purchases prices, changes in consumer buying behavior and increased competition from telecommunications and cable companies in the market. The Company currently has several initiatives in place to improve account growth, which include:

•	Enhancing our brand recognition with consumers, which was recently bolstered by the signing of the Brink's licensing agreement,

•	Recruiting high quality dealers into the MONI Authorized Dealer Program,

•	Assisting new and existing dealers with training and marketing initiatives to increase productivity,

•	Acquiring bulk accounts to supplement account generation,

•	Offering third party equipment financing to consumers which is expected to assist in driving account growth at lower creation costs, and

•	Growing the MONI Direct sales and LiveWatch DIY sales channels under the BRINKS brand.

Although the Company has seen some increases in new subscriber accounts from its internal sales channel, such increases have not been able to offset the declines in the dealer channel. We have increased the efforts of our internal sales channels to increase account growth by developing relationships with third parties, such as Nest, to bring in new leads and account growth opportunities.

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

Attrition

We have also experienced higher subscriber attrition rates in the past few years. While there are a number of factors impacting our attrition rate, we expect subscriber cancellations relating to a number of subscriber accounts that were acquired in bulk purchases during 2012 and 2013 from Pinnacle Security, as well as the cancellations by subscribers following AT&T's decision to take its 2G cellular networks offline, to decrease in the future.

Notwithstanding the anticipated decrease in future cancellations for these specific subscriber accounts, we have continued to develop our efforts to manage subscriber attrition, which we believe will help drive increases in our subscriber base and shareholder value. The Company currently has several initiatives in place to reduce subscriber attrition, which include:

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

Impact from Natural Disasters

Hurricanes Harvey, Irma and Maria, made landfall in Texas, Florida and Puerto Rico, respectively, in the third quarter of 2017. The Company had approximately 38,000, 55,000 and 36,000 subscribers in areas impacted by Harvey, Irma and Maria, respectively. In the fourth quarter of 2017, the Company recognized approximately $2,000,000 in revenue credits or refunds to subscribers due to service interruptions or other customer service incentives to retain subscribers impacted from these natural disasters. A vast majority of these credits were issued to subscribers in Puerto Rico, where damage from the hurricanes had been the most severe and widespread.

In the first quarter of 2018, MONI recognized approximately $900,000 in hurricane related revenue credits, substantially all due to continued customer service retention efforts on Puerto Rico subscribers. There continues to be a modest increase to last twelve months' attrition related to these events. As recovery from Hurricane Maria in Puerto Rico is still ongoing, the Company may continue to experience increased revenue credits or refunds, field service costs and higher attrition in future periods. However, the extent to which we may experience these impacts cannot currently be estimated. We will continue to assess the impact of these events.

Adjusted EBITDA

We evaluate the performance of our operations based on financial measures such as revenue and "Adjusted EBITDA." Adjusted EBITDA is defined as net income (loss) before interest expense, interest income, income taxes, depreciation, amortization (including the amortization of subscriber accounts, dealer network and other intangible assets), restructuring charges, stock-based compensation, and other non-cash or non-recurring charges. We believe that Adjusted EBITDA is an important indicator of the operational strength and performance of our business, including the business' ability to fund its ongoing acquisition of subscriber accounts, its capital expenditures and to service its debt.  In addition, this measure is used by management to evaluate operating results and perform analytical comparisons and identify strategies to improve performance.  Adjusted EBITDA is also a measure that is customarily used by financial analysts to evaluate the financial performance of companies in the security alarm monitoring industry and is one of the financial measures, subject to certain adjustments, by which our covenants are calculated under the agreements governing our debt obligations.  Adjusted EBITDA does not represent cash flow from operations as defined by generally accepted accounting principles in the United States ("GAAP"), should not be construed as an alternative to net income or loss and is indicative neither of our results of operations nor of cash flows available to fund all of our cash needs.  It is, however, a measurement that we believe is useful to investors in analyzing our operating performance.  Accordingly, Adjusted EBITDA should be considered in addition to, but not as a substitute for, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP.  Adjusted EBITDA is a non-GAAP financial measure.  As companies often define non-GAAP financial measures differently, Adjusted EBITDA as calculated by MONI should not be compared to any similarly titled measures reported by other companies.

Results of Operations

The following table sets forth selected data from the accompanying condensed consolidated statements of operations and comprehensive income (loss) for the periods indicated (dollar amounts in thousands).

	Three Months Ended March 31,
	2018	2017
Net revenue	$133,753	141,200
Cost of services	32,701	29,969
Selling, general and administrative, including stock-based and long-term incentive compensation	32,014	32,723
Amortization of subscriber accounts, deferred contract acquisition costs and other intangible assets	54,411	59,547
Interest expense	36,873	35,838
Income tax expense	1,346	1,784
Net loss	(26,207)	(21,013)

Adjusted EBITDA (a)	$70,039	82,222
Adjusted EBITDA as a percentage of Net revenue	52.4%	58.2%

Expensed Subscriber acquisition costs, net
Gross subscriber acquisition costs	$11,690	9,033
Revenue associated with subscriber acquisition costs	(1,512)	(1,392)
Expensed Subscriber acquisition costs, net	$10,178	7,641

(a)	See reconciliation of Net loss to Adjusted EBITDA below.

Net revenue.  Net revenue decreased $7,447,000, or 5.3%, for the three months ended March 31, 2018, as compared to the corresponding prior year period. The decrease in net revenue is attributable to the lower average number of subscribers in the first quarter of 2018. This decrease was partially offset by an increase in average RMR per subscriber due to certain price increases enacted during the past twelve months. Average RMR per subscriber increased from $43.63 as of March 31, 2017 to $44.76 as of March 31, 2018.

Cost of services.  Cost of services increased $2,732,000, or 9.1%, for the three months ended March 31, 2018, as compared to the corresponding prior year period. The increase for the three months ended March 31, 2018 is primarily due to expensing certain direct and incremental field service costs on new AMAs obtained in connection with a subscriber move ("Moves Costs") of $2,405,000 for the three months ended March 31, 2018. Upon adoption of the new revenue recognition guidance, Topic 606, all Moves Costs are expensed, whereas prior to adoption, certain Moves Costs were capitalized on the balance sheet. Moves Costs capitalized as Subscriber accounts, net for the three months ended March 31, 2017 were $3,889,000. Furthermore, subscriber acquisition costs, which include expensed equipment and labor costs associated with the creation of new subscribers for MONI and LiveWatch, increased to $3,610,000 for the three months ended March 31, 2018, as compared to $2,664,000 for the three months ended March 31, 2017, attributable to increased production volume in the Company's direct sales channels. These increases were offset by reduced salary and wage expense due to lower headcount. Cost of services as a percent of net revenue increased from 21.2% for the three months ended March 31, 2017 to 24.4% for the three months ended March 31, 2018.

Selling, general and administrative.  Selling, general and administrative costs ("SG&A") decreased $709,000, or 2.2%, for the three months ended March 31, 2018, as compared to the corresponding prior year period. The decrease is attributable to lower stock-based compensation expense and LiveWatch acquisition contingent bonus charges for the three months ended March 31, 2018, due to recent settlements or renegotiations of certain key agreements governing these costs. Furthermore, there was $713,000 and $641,000 of software impairment charges and consulting fees on integration / implementation of company initiatives, respectively, that were recognized in the three months ended March 31, 2017 with no corresponding costs being incurred in the three months ended March 31, 2018. These decreases were offset by direct marketing and other SG&A subscriber acquisition costs increasing to $8,080,000 for the three months ended March 31, 2018 as compared to $6,369,000 for the three months ended March 31, 2017. SG&A as a percent of net revenue increased from 23.2% for the three months ended March 31, 2017 to 23.9% for the three months ended March 31, 2018.

Amortization of subscriber accounts, deferred contract acquisition costs and other intangible assets.  Amortization of subscriber accounts, deferred contract acquisition costs and other intangible assets decreased $5,136,000, or 8.6%, for the three months ended March 31, 2018, as compared to the corresponding prior year period.  The decrease is related to a lower number of subscriber accounts purchased in the last twelve months ended March 31, 2018 compared to the prior corresponding period as well as the timing of amortization of subscriber accounts acquired prior to the first quarter of 2017, which have a lower rate of amortization in 2018 based on the applicable double declining balance amortization method. Additionally, as discussed above, Moves Costs are expensed under Topic 606, whereas prior to adoption, these Moves Costs were capitalized on the balance sheet and amortized. This change resulted in a $1,883,000 decrease in amortization expense. The decrease is partially offset by increased amortization related to accounts acquired subsequent to March 31, 2017.

Interest expense.  Interest expense increased $1,035,000, or 2.9%, for the three months ended March 31, 2018, as compared to the corresponding prior year period. The increase in interest expense is attributable to increases in the Company's revolving credit facility activity, higher interest rates from increasing LIBOR rates and increased amortization of debt discount and deferred debt costs under the effective interest rate method.

Income tax expense from continuing operations.  The Company had pre-tax loss from continuing operations of $24,861,000 and income tax expense of $1,346,000 for the three months ended March 31, 2018.  The Company had pre-tax loss from continuing operations of $19,229,000 and income tax expense of $1,784,000 for the three months ended March 31, 2017. Income tax expense for the three months ended March 31, 2018 and 2017 is attributable to the Company's state tax expense and the deferred tax impact from amortization of deductible goodwill related to the Company's business acquisitions.

Net loss. The Company had net loss of $26,207,000 for the three months ended March 31, 2018, as compared to $21,013,000 for the three months ended March 31, 2017. The change in net loss is primarily attributable to the reduction in Net revenue as discussed above.

Adjusted EBITDA. The following table provides a reconciliation of Net loss to total Adjusted EBITDA for the periods indicated (amounts in thousands):

	Three Months Ended March 31,
	2018	2017
Net loss	$(26,207)	(21,013)
Amortization of subscriber accounts, deferred contract acquisition costs and other intangible assets	54,411	59,547
Depreciation	2,615	2,120
Stock-based compensation	47	518
Radio conversion costs	—	232
Severance expense (a)	—	27
LiveWatch acquisition contingent bonus charges	62	968
Rebranding marketing program	892	847
Integration / implementation of company initiatives	—	641
Impairment of capitalized software	—	713
Interest expense	36,873	35,838
Income tax expense	1,346	1,784
Adjusted EBITDA	$70,039	82,222

(a)	Severance expense related to transitioning executive leadership at MONI.

Adjusted EBITDA decreased $12,183,000, or 14.8%, for the three months ended March 31, 2018, as compared to the corresponding prior year period.  The decrease is primarily the result of lower revenues, the expensing of subscriber moves in 2018 and an increase in subscriber acquisition costs as discussed above.

Expensed Subscriber acquisition costs, net.  Subscriber acquisition costs, net increased to $10,178,000 for the three months ended March 31, 2018, as compared to $7,641,000 for the three months ended March 31, 2017. The increase in subscriber acquisition costs, net is primarily attributable to increase in volume of direct sales subscriber acquisitions year over year.

Liquidity and Capital Resources

At March 31, 2018, we had $27,901,000 of cash and cash equivalents.  We may use a portion of these assets to decrease debt obligations, or fund potential strategic acquisitions or investment opportunities.

Our primary sources of funds are our cash flows from operating activities which are generated from alarm monitoring and related service revenues.  During the three months ended March 31, 2018 and 2017, our cash flow from operating activities was $50,354,000 and $52,200,000, respectively.  The primary driver of our cash flow from operating activities is Adjusted EBITDA.  Fluctuations in our Adjusted EBITDA and the components of that measure are discussed in “Results of Operations” above.  In addition, our cash flow from operating activities may be significantly impacted by changes in working capital.

During the three months ended March 31, 2018 and 2017, the Company used cash of $24,560,000 and $46,708,000, respectively, to fund subscriber account acquisitions, net of holdback and guarantee obligations.  In addition, during the three months ended March 31, 2018 and 2017, the Company used cash of $3,310,000 and $1,694,000, respectively, to fund its capital expenditures.

On March 29, 2018, the Company borrowed an incremental $26,691,000 on the revolver under the Credit Facility (as defined below) to fund its April 2, 2018 interest payment due under the Senior Notes (as defined below).

Our existing long-term debt at March 31, 2018 includes the aggregate principal balance of $1,754,000,000 under (i) the senior notes totaling $585,000,000 in principal, maturing on April 1, 2020 and bearing interest at 9.125% per annum (the “Senior Notes”), (ii) the Ascent Intercompany Loan totaling $12,000,000 in principal, maturing on October 1, 2020 and bearing interest at 12.5% per annum (the “Ascent Intercompany Loan”), and (iii) the $1,100,000,000 senior secured term loan and $295,000,000 super priority revolver under the sixth amendment to the MONI secured credit agreement dated March 23, 2012, as amended (the “Credit Facility”).  The Senior Notes have an outstanding principal balance of $585,000,000 as of March 31, 2018.  The Ascent Intercompany Loan has an outstanding principal balance of $12,000,000.  The Credit Facility term loan has an outstanding principal balance of $1,083,500,000 as of March 31, 2018 and requires principal payments of $2,750,000 per quarter with the remaining amount becoming due on September 30, 2022. The Credit Facility revolver has an outstanding balance of $73,500,000 as of March 31, 2018 and becomes due on September 30, 2021. The maturity date for both the term loan and the revolving credit facility under the Credit Facility are subject to a springing maturity 181 days prior to the scheduled maturity date of the Senior Notes. Accordingly, if we are unable to refinance the Senior Notes by October 3, 2019, both the term loan and the revolving credit facility would become due and payable.

In considering our liquidity requirements for the remainder of 2018, we evaluated our known future commitments and obligations. We will require the availability of funds to finance our planned strategy to grow through the acquisition of subscriber accounts. We considered the expected operating cash flows as well as the borrowing capacity of our Credit Facility revolver, under which we could borrow an additional $221,500,000 as of March 31, 2018, subject to certain financial covenants. Based on this analysis, we expect that cash on hand, cash flow generated from operations and available borrowings under the Credit Facility revolver will provide sufficient liquidity, given our anticipated current and future requirements.

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

Tabular Presentation of Interest Rate Risk

The table below provides information about our outstanding debt obligations and derivative financial instruments that are sensitive to changes in interest rates. Interest rate swaps are presented at their fair value amount and by maturity date as of March 31, 2018.  Debt amounts represent principal payments by maturity date as of March 31, 2018, assuming no springing maturity of both the term loan and the revolving credit facility under the Credit Facility.

Year of Maturity	Fixed Rate Derivative Instruments, net (a)	Variable Rate Debt	Fixed Rate Debt	Total
	(Amounts in thousands)
Remainder of 2018	$—	$8,250	$—	$8,250
2019	—	11,000	—	11,000
2020	—	11,000	597,000	608,000
2021	—	84,500	—	84,500
2022	(7,280)	1,042,250	—	1,034,970
2023	—	—	—	—
Thereafter	—	—	—	—
Total	$(7,280)	$1,157,000	$597,000	$1,746,720

(a)
The derivative financial instruments reflected in this column include four interest rate swaps with a maturity date in 2022.  As a result of these interest rate swaps, the Company's effective weighted average interest rate on the borrowings under the Credit Facility term loans was 7.98% as of March 31, 2018.  See notes 6, 7 and 8 to our accompanying condensed consolidated financial statements included in this Quarterly Report for further information.

Item 4.  Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and chief financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Executives concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2018 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in the Company’s internal controls over financial reporting that occurred during the three months ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, its internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1A.  Risk Factors

Except as discussed below, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A of the 2017 Form 10-K.

Our business operates in a regulated industry.

Our business, operations and dealers are subject to various U.S. federal, state and local consumer protection laws, licensing regulation and other laws and regulations, and, to a lesser extent, similar Canadian laws and regulations. While there are no U.S. federal laws that directly regulate the security alarm monitoring industry, our advertising and sales practices and that of our dealer network are subject to regulation by the U.S. Federal Trade Commission (the “FTC”) in addition to state consumer protection laws. The FTC and the Federal Communications Commission have issued regulations that place restrictions on, among other things, unsolicited automated telephone calls to residential and wireless telephone subscribers by means of automatic telephone dialing systems and the use of prerecorded or artificial voice messages. If the Company (through our direct marketing efforts) or our dealers were to take actions in violation of these regulations, such as telemarketing to individuals on the “Do Not Call” registry, we could be subject to fines, penalties, private actions, investigations or enforcement actions by government regulators. We have been named, and may be named in the future, as a defendant in litigation arising from alleged violations of the TCPA. While we endeavor to comply with the TCPA, no assurance can be given that we will not be exposed to liability as a result of our or our dealers’ direct marketing efforts or debt collections. For example, we recognized a legal settlement reserve in the second quarter of 2017 related to a class action lawsuit based on alleged TCPA violations. In addition, although we have taken steps to insulate our company from any such wrongful conduct by our dealers, and to require our dealers to comply with these laws and regulations, no assurance can be given that we will not be exposed to liability as result of our dealers’ conduct. If the Company or any such dealers do not comply with applicable laws, we may be exposed to increased liability and penalties, and there can be no assurance, in the event of such liability, that we would be adequately covered, if at all, by our insurance policies. Further, to the extent that any changes in law or regulation further restrict the lead generation activity of the Company or our dealers, these restrictions could result in a material reduction in subscriber acquisition opportunities, reducing the growth prospects of our business and adversely affecting our financial condition and future cash flows. In addition, most states in which we operate have licensing laws directed specifically toward the monitored security services industry. Our business relies heavily upon wireline and cellular telephone service to communicate signals. Wireline and cellular telephone companies are currently regulated by both federal and state governments. Changes in laws or regulations could require us to change the way we operate, which could increase costs or otherwise disrupt operations. In addition, failure to comply with any such applicable laws or regulations could result in substantial fines or revocation of our operating permits and licenses, including in geographic areas where our services have substantial penetration, which could adversely affect our business and financial condition. Further, if these laws and regulations were to change or we failed to comply with such laws and regulations as they exist today or in the future, our business, financial condition and results of operations could be materially and adversely affected.

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

MONITRONICS INTERNATIONAL, INC.

Date:	May 10, 2018	By:	/s/ Jeffery R. Gardner
Jeffery R. Gardner
President and Chief Executive Officer

Date:	May 10, 2018	By:	/s/ Fred A. Graffam
Fred A. Graffam
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)