Form 10-Q
period 2018-06-30
MONITRONICS INTERNATIONAL INC
filed 2018-08-06
CIK 1265107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018
OR
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

As of August 6, 2018, Monitronics International, Inc. is a wholly owned subsidiary of Ascent Capital Group, Inc.

Item 1.  Financial Statements (unaudited)
MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
Amounts in thousands, except share amounts
(unaudited)

	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$2,103	3,302
Restricted cash	104	—
Trade receivables, net of allowance for doubtful accounts of $3,390 in 2018 and $4,162 in 2017	12,456	12,645
Prepaid and other current assets	22,959	10,668
Total current assets	37,622	26,615
Property and equipment, net of accumulated depreciation of $43,024 in 2018 and $37,643 in 2017	36,582	32,789
Subscriber accounts and deferred contract acquisition costs, net of accumulated amortization of $1,519,406 in 2018 and $1,439,164 in 2017	1,222,485	1,302,028
Dealer network and other intangible assets, net of accumulated amortization of $47,288 in 2018 and $42,806 in 2017	1,213	6,994
Goodwill	349,149	563,549
Other assets	31,699	9,340
Total assets	$1,678,750	1,941,315
Liabilities and Stockholder's (Deficit) Equity
Current liabilities:
Accounts payable	$12,730	11,073
Accrued payroll and related liabilities	4,934	3,458
Other accrued liabilities	51,911	50,026
Deferred revenue	12,965	13,871
Holdback liability	9,740	9,309
Current portion of long-term debt	11,000	11,000
Total current liabilities	103,280	98,737
Non-current liabilities:
Long-term debt	1,720,235	1,707,297
Long-term holdback liability	2,031	2,658
Derivative financial instruments	3,313	13,491
Deferred income tax liability, net	14,628	13,304
Other liabilities	2,958	3,092
Total liabilities	1,846,445	1,838,579
Commitments and contingencies
Stockholder's (deficit) equity:
Common stock, $.01 par value. 1,000 shares authorized, issued and outstanding both at June 30, 2018 and December 31, 2017	—	—
Additional paid-in capital	444,691	444,330
Accumulated deficit	(625,543)	(334,219)
Accumulated other comprehensive income (loss), net	13,157	(7,375)
Total stockholder's (deficit) equity	(167,695)	102,736
Total liabilities and stockholder's (deficit) equity	$1,678,750	1,941,315

See accompanying notes to condensed consolidated financial statements.

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
Amounts in thousands
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net revenue	$135,013	140,498	$268,766	281,698
Operating expenses:
Cost of services	33,047	29,617	65,748	59,586
Selling, general and administrative, including stock-based and long-term incentive compensation	32,655	60,562	64,669	93,285
Radio conversion costs	—	77	—	309
Amortization of subscriber accounts, deferred contract acquisition costs and other intangible assets	53,891	59,965	108,302	119,512
Depreciation	2,865	2,125	5,480	4,245
Loss on goodwill impairment	214,400	—	214,400	—
	336,858	152,346	458,599	276,937
Operating income (loss)	(201,845)	(11,848)	(189,833)	4,761
Other expense:
Interest expense	38,600	36,477	75,473	72,315
	38,600	36,477	75,473	72,315
Loss before income taxes	(240,445)	(48,325)	(265,306)	(67,554)
Income tax expense	1,347	1,779	2,693	3,563
Net loss	(241,792)	(50,104)	(267,999)	(71,117)
Other comprehensive income (loss):
Unrealized gain (loss) on derivative contracts, net	5,521	(5,777)	19,927	(4,728)
Total other comprehensive income (loss), net of tax	5,521	(5,777)	19,927	(4,728)
Comprehensive loss	$(236,271)	(55,881)	$(248,072)	(75,845)

See accompanying notes to condensed consolidated financial statements.

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Amounts in thousands
(unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(267,999)	(71,117)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of subscriber accounts, deferred contract acquisition costs and other intangible assets	108,302	119,512
Depreciation	5,480	4,245
Stock-based and long-term incentive compensation	406	1,448
Deferred income tax expense	1,324	2,105
Legal settlement reserve	—	28,000
Amortization of debt discount and deferred debt costs	3,613	3,344
Bad debt expense	5,623	4,987
Loss on goodwill impairment	214,400	—
Other non-cash activity, net	1,463	3,539
Changes in assets and liabilities:
Trade receivables	(5,434)	(3,949)
Prepaid expenses and other assets	(2,276)	1,042
Subscriber accounts - deferred contract acquisition costs	(2,586)	(1,547)
Payables and other liabilities	5,181	(10,926)
Net cash provided by operating activities	67,497	80,683
Cash flows from investing activities:
Capital expenditures	(8,928)	(5,752)
Cost of subscriber accounts acquired	(69,695)	(88,287)
Net cash used in investing activities	(78,623)	(94,039)
Cash flows from financing activities:
Proceeds from long-term debt	105,300	95,550
Payments on long-term debt	(95,200)	(82,350)
Value of shares withheld for share-based compensation	(69)	(194)
Net cash provided by financing activities	10,031	13,006
Net decrease in cash, cash equivalents and restricted cash	(1,095)	(350)
Cash, cash equivalents and restricted cash at beginning of period	3,302	3,177
Cash, cash equivalents and restricted cash at end of period	$2,207	2,827
Supplemental cash flow information:
State taxes paid, net	$2,710	3,105
Interest paid	71,713	69,045
Accrued capital expenditures	616	493

See accompanying notes to condensed consolidated financial statements.

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholder’s Deficit
Amounts in thousands, except share amounts
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholder’s (Deficit) Equity
	Shares	Amount
Balance at December 31, 2017	1,000	$—	444,330	(334,219)	(7,375)	$102,736
Impact of adoption of Topic 606	—	—	—	(22,720)	—	(22,720)
Impact of adoption of ASU 2017-12	—	—	—	(605)	605	—
Adjusted balance at January 1, 2018	1,000	—	444,330	(357,544)	(6,770)	80,016
Net loss	—	—	—	(267,999)	—	(267,999)
Other comprehensive income	—	—	—	—	19,927	19,927
Stock-based compensation	—	—	430	—	—	430
Value of shares withheld for minimum tax liability	—	—	(69)	—	—	(69)
Balance at June 30, 2018	1,000	$—	444,691	(625,543)	13,157	$(167,695)

See accompanying notes to condensed consolidated financial statements.

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

(1)    Basis of Presentation

Monitronics International, Inc. and its subsidiaries (collectively, "Brinks Home SecurityTM" or the "Company") are wholly owned subsidiaries of Ascent Capital Group, Inc. ("Ascent Capital").  Brinks Home Security provides residential customers and commercial client accounts with monitored home and business security systems, as well as interactive and home automation services, in the United States, Canada and Puerto Rico.  Brinks Home Security customers are obtained through our direct-to-consumer sales channel or our Authorized Dealer network, which provides product and installation services, as well as support to customers. Our direct-to-consumer channel offers both Do-It-Yourself ("DIY") and professional installation security solutions.

The rollout of the Brinks Home Security brand in the second quarter of 2018 included the integration of our business model under a single brand. As part of the integration, we reorganized our business from two reportable segments, "MONI" and "LiveWatch," to one reportable segment, Brinks Home Security. Following the integration, the Company's chief operating decision maker reviews internal financial information on a consolidated basis. The change in reportable segments had no impact on our previously reported historical condensed consolidated financial statements.

The unaudited interim financial information of the Company has been prepared in accordance with Article 10 of the Securities and Exchange Commission’s (the "SEC") Regulation S-X. Accordingly, it does not include all of the information required by generally accepted accounting principles in the United States ("GAAP") for complete financial statements. The Company’s unaudited condensed consolidated financial statements as of June 30, 2018, and for the three and six months ended June 30, 2018 and 2017, include Brinks Home Security and all of its direct and indirect subsidiaries. The accompanying interim condensed consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. These condensed consolidated financial statements should be read in conjunction with the Brinks Home Security Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 7, 2018.

The Company adopted Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606) ("Topic 606") using the modified retrospective approach on January 1, 2018, at which time it became effective for the Company. The Company recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings.

The Company adopted ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities ("ASU 2017-12") which amends the hedge accounting rules to align risk management activities and financial reporting by simplifying the application of hedge accounting guidance. The guidance expands the ability to hedge nonfinancial and financial risk components and eliminates the requirement to separately measure and report hedge ineffectiveness. Additionally, certain hedge effectiveness assessment requirements may be accomplished qualitatively instead of quantitatively. The Company early adopted ASU 2017-12 effective January 1, 2018, and as such, an opening equity adjustment of $605,000 was recognized that reduced Accumulated deficit, offset by a gain in Accumulated other comprehensive income (loss). This adjustment primarily relates to the derecognition of the cumulative ineffectiveness recorded on the Company's interest rate swap derivative instruments, as well as adjustments to cumulative dedesignation adjustments. The Company does not expect this adoption to have a material impact on its financial position, results of operations or cash flows on an ongoing basis.

The Company early adopted ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). Currently, the fair value of the reporting unit is compared with the carrying value of the reporting unit (identified as "Step 1"). If the fair value of the reporting unit is lower than its carrying amount, then the implied fair value of goodwill is calculated. If the implied fair value of goodwill is lower than the carrying value of goodwill, an impairment is recognized (identified as "Step 2"). ASU 2017-04 eliminates Step 2 from the impairment test; therefore, a goodwill impairment will be recognized as the difference of the fair value and the carrying value.

The comparative information has not been restated and continues to be reported under the accounting standards in effect during those periods. See note 3, Revenue Recognition, and note 4, Goodwill, in the notes to the condensed consolidated financial statements for further discussion.

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

Disaggregation of Revenue

Revenue is disaggregated by source of revenue as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Alarm monitoring revenue	$124,844	136,453	$249,685	273,343
Product and installation revenue	9,477	3,136	17,624	6,430
Other revenue	692	909	1,457	1,925
Total Net revenue	$135,013	140,498	$268,766	281,698

Contract Balances

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers (in thousands):

	June 30, 2018	At adoption
Trade receivables, net	$12,456	12,645
Contract assets, net - current portion (a)	13,528	14,197
Contract assets, net - long-term portion (b)	12,908	10,377
Deferred revenue	12,965	12,892

(a)        Amount is included in Prepaid and other current assets in the unaudited condensed consolidated balance sheets.
(b)        Amount is included in Other assets in the unaudited condensed consolidated balance sheets.

Changes in Accounting Policies

The Company adopted Topic 606, effective January 1, 2018, using the modified retrospective transition method. Under the modified retrospective transition method, the Company evaluated active AMAs on the adoption date as if each AMA had been accounted for under Topic 606 from its inception. Some revenue related to AMAs originated through our direct-to-consumer channel or through extensions that would have been recognized in future periods under Topic 605 were recast under Topic 606 as if revenue had been accelerated and recognized in prior periods, as it was allocated to product and installation performance obligations. A contract asset was recorded as of the adoption date for any cash that has yet to be collected on the accelerated revenue. As this transition method requires that the Company not adjust historical reported revenue amounts, the accelerated revenue that would have been recognized under this method prior to the adoption date was recorded as an adjustment to opening retained earnings and, thus, will not be recognized as revenue in future periods as previously required under Topic 605. Therefore, the comparative information has not been adjusted and continues to be reported under Topic 605.

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

The following tables summarize the impacts of adopting Topic 606 on the Company’s condensed consolidated financial statements as of and for the three and six months ended June 30, 2018 (in thousands):

i. Condensed consolidated balance sheets

	Impact of changes in accounting policies
	As reported June 30, 2018	Adjustments	Balances without adoption of Topic 606
Assets
Current assets:
Cash and cash equivalents	$2,103	—	2,103
Restricted cash	104	—	104
Trade receivables, net of allowance for doubtful accounts	12,456	—	12,456
Prepaid and other current assets	22,959	(13,528)	9,431
Total current assets	37,622	(13,528)	24,094
Property and equipment, net of accumulated depreciation	36,582	—	36,582
Subscriber accounts and deferred contract acquisition costs, net of accumulated amortization	1,222,485	47,452	1,269,937
Dealer network and other intangible assets, net of accumulated amortization	1,213	—	1,213
Goodwill	349,149	—	349,149
Other assets, net	31,699	(12,908)	18,791
Total assets	$1,678,750	21,016	1,699,766
Liabilities and Stockholder’s (Deficit) Equity
Current liabilities:
Accounts payable	$12,730	—	12,730
Accrued payroll and related liabilities	4,934	—	4,934
Other accrued liabilities	51,911	—	51,911
Deferred revenue	12,965	1,302	14,267
Holdback liability	9,740	—	9,740
Current portion of long-term debt	11,000	—	11,000
Total current liabilities	103,280	1,302	104,582
Non-current liabilities:
Long-term debt	1,720,235	—	1,720,235
Long-term holdback liability	2,031	—	2,031
Derivative financial instruments	3,313	—	3,313
Deferred income tax liability, net	14,628	—	14,628
Other liabilities	2,958	—	2,958
Total liabilities	1,846,445	1,302	1,847,747
Commitments and contingencies
Stockholder’s (deficit) equity:
Common stock	—	—	—
Additional paid-in capital	444,691	—	444,691
Accumulated deficit	(625,543)	19,714	(605,829)
Accumulated other comprehensive income, net	13,157	—	13,157
Total stockholder’s (deficit) equity	(167,695)	19,714	(147,981)
Total liabilities and stockholder’s (deficit) equity	$1,678,750	21,016	1,699,766

ii. Condensed consolidated statements of operations and comprehensive income (loss)

	Impact of changes in accounting policies
	As reported three months ended June 30, 2018	Adjustments	Balances without adoption of Topic 606
Net revenue	$135,013	(2,445)	132,568
Operating expenses:
Cost of services	33,047	(1,596)	31,451
Selling, general and administrative, including stock-based and long-term incentive compensation	32,655	(30)	32,625
Amortization of subscriber accounts, deferred contract acquisition costs and other intangible assets	53,891	1,880	55,771
Depreciation	2,865	—	2,865
Loss on goodwill impairment	214,400	—	214,400
	336,858	254	337,112
Operating loss	(201,845)	(2,699)	(204,544)
Other expense:
Interest expense	38,600	—	38,600
	38,600	—	38,600
Loss before income taxes	(240,445)	(2,699)	(243,144)
Income tax expense	1,347	—	1,347
Net loss	(241,792)	(2,699)	(244,491)
Other comprehensive income (loss):
Unrealized gain on derivative contracts, net	5,521	—	5,521
Total other comprehensive income, net of tax	5,521	—	5,521
Comprehensive loss	$(236,271)	(2,699)	(238,970)

	Impact of changes in accounting policies
	As reported six months ended June 30, 2018	Adjustments	Balances without adoption of Topic 606
Net revenue	$268,766	(2,770)	265,996
Operating expenses:
Cost of services	65,748	(3,518)	62,230
Selling, general and administrative, including stock-based and long-term incentive compensation	64,669	(9)	64,660
Amortization of subscriber accounts, deferred contract acquisition costs and other intangible assets	108,302	3,763	112,065
Depreciation	5,480	—	5,480
Loss on goodwill impairment	214,400	—	214,400
	458,599	236	458,835
Operating loss	(189,833)	(3,006)	(192,839)
Other expense:
Interest expense	75,473	—	75,473
	75,473	—	75,473
Loss before income taxes	(265,306)	(3,006)	(268,312)
Income tax expense	2,693	—	2,693
Net loss	(267,999)	(3,006)	(271,005)
Other comprehensive income (loss):
Unrealized gain on derivative contracts, net	19,927	—	19,927
Total other comprehensive income, net of tax	19,927	—	19,927
Comprehensive loss	$(248,072)	(3,006)	(251,078)

iii. Condensed consolidated statements of cash flows

	Impact of changes in accounting policies
	As reported six months ended June 30, 2018	Adjustments	Balances without adoption of Topic 606
Cash flows from operating activities:
Net loss	$(267,999)	(3,006)	(271,005)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of subscriber accounts, deferred contract acquisition costs and other intangible assets	108,302	3,763	112,065
Depreciation	5,480	—	5,480
Stock-based and long-term incentive compensation	406	—	406
Deferred income tax expense	1,324	—	1,324
Amortization of debt discount and deferred debt costs	3,613	—	3,613
Bad debt expense	5,623	—	5,623
Goodwill impairment	214,400	—	214,400
Other non-cash activity, net	1,463	—	1,463
Changes in assets and liabilities:
Trade receivables	(5,434)	—	(5,434)
Prepaid expenses and other assets	(2,276)	3,164	888
Subscriber accounts - deferred contract acquisition costs	(2,586)	89	(2,497)
Payables and other liabilities	5,181	(783)	4,398
Net cash provided by operating activities	67,497	3,227	70,724
Cash flows from investing activities:
Capital expenditures	(8,928)	—	(8,928)
Cost of subscriber accounts acquired	(69,695)	(3,227)	(72,922)
Net cash used in investing activities	(78,623)	(3,227)	(81,850)
Cash flows from financing activities:
Proceeds from long-term debt	105,300	—	105,300
Payments on long-term debt	(95,200)	—	(95,200)
Value of shares withheld for share-based compensation	(69)	—	(69)
Net cash provided by financing activities	10,031	—	10,031
Net decrease in cash, cash equivalents and restricted cash	(1,095)	—	(1,095)
Cash, cash equivalents and restricted cash at beginning of period	3,302	—	3,302
Cash, cash equivalents and restricted cash at end of period	$2,207	—	2,207

(4)    Goodwill

The following table provides the activity and balances of goodwill by reporting unit (amounts in thousands):

	MONI	LiveWatch	Brinks Home Security	Total
Balance at 12/31/2017	$527,502	$36,047	$—	$563,549
Goodwill impairment	(214,400)	—	—	(214,400)
Reporting unit reallocation	(313,102)	(36,047)	349,149	—
Balance at 6/30/2018	$—	$—	$349,149	$349,149

The Company accounts for its goodwill pursuant to the provisions of FASB ASC Topic 350, Intangibles - Goodwill and Other ("FASB ASC Topic 350"). In accordance with FASB ASC Topic 350, goodwill is not amortized, but rather tested for impairment annually, or earlier if an event occurs, or circumstances change, that indicate the fair value of a reporting unit may be below its carrying amount.

As of May 31, 2018, the Company determined that a triggering event had occurred due to a sustained decrease in Ascent Capital's share price. In response to the triggering event, the Company performed a quantitative impairment test for both the MONI and LiveWatch reporting units. Fair value was determined using a combination of the income-based approach (using a discount rate of 8.50%) and market-based approach for the MONI reporting unit and an income-based approach (using a discount rate of 8.50%) for the LiveWatch reporting unit. Based on the analysis, the fair value of the LiveWatch reporting unit substantially exceeded its carrying value, while the carrying amount for the MONI reporting unit exceeded its estimated fair value, which indicated an impairment at the MONI reporting unit.

The Company early adopted ASU 2017-04, which eliminated Step 2 from the goodwill impairment test, and as such, an impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit's fair value. Applying this methodology, we recorded an impairment charge of $214,400,000 for the MONI reporting unit during the three months ended June 30, 2018. Factors leading to the impairment are primarily the experience of overall lower account acquisition in recent periods. Using this information, we adjusted the growth outlook for this reporting unit, which resulted in reductions in future cash flows and a lower fair value calculation under the income-based approach. Additionally, decreases in observable market share prices for comparable companies in the quarter reduced the fair value calculated under the market-based approach.

In early June 2018, the reportable segments known as MONI and LiveWatch were combined and presented as Brinks Home Security. Refer to Note 1, Basis of Presentation, for further discussion on the change in reportable segments. As a result of the change in reportable segments, goodwill assigned to these former reporting units of $313,102,000 and $36,047,000, for MONI and LiveWatch, respectively, have been reallocated and combined as of June 30, 2018 under the Brinks Home Security reporting unit.

(5)    Other Accrued Liabilities

Other accrued liabilities consisted of the following (amounts in thousands):

	June 30, 2018	December 31, 2017
Interest payable	$14,606	$14,835
Income taxes payable	1,601	2,839
Legal settlement reserve (a)	23,000	23,000
Other	12,704	9,352
Total Other accrued liabilities	$51,911	$50,026

(a)        See note 10, Commitments, Contingencies and Other Liabilities, for further information.

(6)    Long-Term Debt

Long-term debt consisted of the following (amounts in thousands):

	June 30, 2018	December 31, 2017
9.125% Senior Notes due April 1, 2020 with an effective interest rate of 9.5%	$580,282	$580,026
Ascent Intercompany Loan due October 1, 2020 with an effective rate of 12.5%	12,000	12,000
Term loan, matures September 30, 2022, LIBOR plus 5.50%, subject to a LIBOR floor of 1.00%, with an effective rate of 8.0%	1,056,465	1,059,598
$295 million revolving credit facility, matures September 30, 2021, LIBOR plus 4.00%, subject to a LIBOR floor of 1.00%, with an effective rate of 5.7%	82,488	66,673
	1,731,235	1,718,297
Less current portion of long-term debt	(11,000)	(11,000)
Long-term debt	$1,720,235	$1,707,297

Senior Notes

The senior notes total $585,000,000 in principal, mature on April 1, 2020 and bear interest at 9.125% per annum (the "Senior Notes").  Interest payments are due semi-annually on April 1 and October 1 of each year. Ascent Capital has not guaranteed any of the Company's obligations under the Senior Notes. As of June 30, 2018, the Senior Notes had deferred financing costs, net of accumulated amortization of $4,718,000.

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

As of June 30, 2018, the Credit Facility term loan has a principal amount of $1,080,750,000, maturing on September 30, 2022. The term loan requires quarterly interest payments and quarterly principal payments of $2,750,000. The term loan bears interest at LIBOR plus 5.5%, subject to a LIBOR floor of 1.0%. The Credit Facility revolver has a principal amount outstanding of $84,100,000 as of June 30, 2018 and matures on September 30, 2021. The Credit Facility revolver bears interest at LIBOR plus 4.0%, subject to a LIBOR floor of 1.0%. There is a commitment fee of 0.5% on unused portions of the Credit Facility revolver. As of June 30, 2018, $210,900,000 is available for borrowing under the Credit Facility revolver subject to certain financial covenants.

The maturity date for both the term loan and the revolving credit facility under the Credit Facility are subject to a springing maturity 181 days prior to the scheduled maturity date of the Senior Notes, or October 3, 2019 (the "Springing Maturity") if we are unable to refinance the Senior Notes by that date. In addition, if we are unable to repay or refinance the Senior Notes prior to the filing with the SEC of our Annual Report on Form 10-K for the year ended December 31, 2018, we may be subject to a going concern qualification in connection with our audit, which would be an event of default under the Credit Facility. At any time after the occurrence of an event of default under the Credit Facility, the lenders may, among other options, declare any amounts outstanding under the Credit Facility immediately due and payable and terminate any commitment to make further loans under the Credit Facility. Also, failure to comply with restrictions contained in the Senior Notes could lead to an event of default under the Credit Facility.

The Credit Facility is secured by a pledge of all of the outstanding stock of the Company and all of its existing subsidiaries and is guaranteed by all of the Company’s existing domestic subsidiaries.  Ascent Capital has not guaranteed any of the Company’s obligations under the Credit Facility.

As of June 30, 2018, the Company has deferred financing costs and unamortized discounts, net of accumulated amortization, of $25,897,000 related to the Credit Facility.

In order to reduce the financial risk related to changes in interest rates associated with the floating rate term loan under the Credit Facility term loan, the Company has entered into interest rate swap agreements with terms similar to the Credit Facility term loan (all outstanding interest rate swap agreements are collectively referred to as the “Swaps”). The Swaps have been designated as effective hedges of the Company’s variable rate debt and qualify for hedge accounting.  As a result of these interest rate swaps, the Company's effective weighted average interest rate (excluding the impacts of non-cash amortization of deferred debt costs and discounts) on the borrowings under the Credit Facility term loan was 7.98% as of June 30, 2018. See note 7, Derivatives, for further disclosures related to these derivative instruments.

The terms of the Senior Notes and the Credit Facility provide for certain financial and nonfinancial covenants.  As of June 30, 2018, the Company was in compliance with all required covenants under these financing arrangements.

As of June 30, 2018, principal payments scheduled to be made on the Company’s debt obligations, assuming no Springing Maturity of the Credit Facility, are as follows (amounts in thousands):

Remainder of 2018	$5,500
2019	11,000
2020	608,000
2021	95,100
2022	1,042,250
2023	—
Thereafter	—
Total principal payments	1,761,850
Less:
Unamortized deferred debt costs and discounts	30,615
Total debt on condensed consolidated balance sheet	$1,731,235

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

All of the Swaps are designated and qualify as cash flow hedging instruments, with the effective portion of the Swaps' change in fair value recorded in Accumulated other comprehensive income (loss).  Changes in the fair value of the Swaps recognized in Accumulated other comprehensive income (loss) are reclassified to Interest expense when the hedged interest payments on the underlying debt are recognized.  Amounts in Accumulated other comprehensive income (loss) expected to be recognized as a reduction of Interest expense in the coming 12 months total approximately $474,000.

As of June 30, 2018, the Swaps’ outstanding notional balances, effective dates, maturity dates and interest rates paid and received are noted below:

Notional	Effective Date	Maturity Date	Fixed Rate Paid	Variable Rate Received
$190,490,554	March 23, 2018	April 9, 2022	3.110%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor (a)
248,750,000	March 23, 2018	April 9, 2022	3.110%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor (a)
49,750,000	March 23, 2018	April 9, 2022	2.504%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor
375,115,000	March 23, 2018	September 30, 2022	1.833%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor

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

The impact of the derivatives designated as cash flow hedges on the condensed consolidated financial statements is depicted below (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Effective portion of gain (loss) recognized in Accumulated other comprehensive income (loss)	$5,096	(7,243)	$18,764	(7,976)
Effective portion of loss reclassified from Accumulated other comprehensive income (loss) into Net loss (a)	$(425)	(1,466)	$(1,163)	(3,248)
Ineffective portion of amount of loss recognized into Net loss (a)	$—	(110)	$—	(92)

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

The following summarizes the fair value level of assets and liabilities that are measured on a recurring basis at June 30, 2018 and December 31, 2017 (amounts in thousands):

	Level 1	Level 2	Level 3	Total
June 30, 2018
Interest rate swap agreements - assets (a)	$—	16,166	—	16,166
Interest rate swap agreements - liabilities (b)	—	(3,313)	—	(3,313)
Total	$—	12,853	—	12,853
December 31, 2017
Interest rate swap agreements - assets (a)	$—	7,058	—	7,058
Interest rate swap agreements - liabilities (b)	—	(13,817)	—	(13,817)
Total	$—	(6,759)	—	(6,759)

(a)	Included in non-current Other assets on the condensed consolidated balance sheets.

(b)	Included in non-current Derivative financial instruments on the condensed consolidated balance sheets.

The Company has determined that the significant inputs used to value the Swaps fall within Level 2 of the fair value hierarchy.  As a result, the Company has determined that its derivative valuations are classified in Level 2 of the fair value hierarchy.

Carrying values and fair values of financial instruments that are not carried at fair value are as follows (amounts in thousands):

	June 30, 2018	December 31, 2017
Long term debt, including current portion:
Carrying value	$1,731,235	1,718,297
Fair value (a)	1,498,452	1,645,616

(a)	The fair value is based on market quotations from third party financial institutions and is classified as Level 2 in the hierarchy.

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

(9)    Accumulated Other Comprehensive Income (Loss)

The following table provides a summary of the changes in Accumulated other comprehensive income (loss) for the period presented (amounts in thousands):

Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2017	$(7,375)
Impact of adoption of ASU 2017-12	605
Adjusted balance at January 1, 2018	(6,770)
Unrealized gain on derivatives recognized through Accumulated other comprehensive income (loss), net of income tax of $0	18,764
Reclassifications of unrealized loss on derivatives into Net loss, net of income tax of $0 (a)	1,163
Net current period other comprehensive income	19,927
Balance at June 30, 2018	$13,157

(a)	Amounts reclassified into net loss are included in Interest expense on the condensed consolidated statement of operations. See note 7, Derivatives, for further information.

(10)    Commitments, Contingencies and Other Liabilities

The Company was named as a defendant in multiple putative class actions consolidated in U.S. District Court (Northern District of West Virginia) on behalf of purported class(es) of persons who claim to have received telemarketing calls in violation of various state and federal laws. The actions were brought by plaintiffs seeking monetary damages on behalf of all plaintiffs who received telemarketing calls made by a Brinks Home Security Authorized Dealer, or any Authorized Dealer’s lead generator or sub-dealer. In the second quarter of 2017, the Company and the plaintiffs agreed to settle this litigation for $28,000,000 ("the Settlement Amount"). The Company is actively seeking to recover the Settlement Amount under its insurance policies. The settlement agreement remains subject to court approval and the court’s entry of a final order dismissing the actions. In the third quarter of 2017, the Company paid $5,000,000 of the Settlement Amount pursuant to the settlement agreement with the plaintiffs.

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

(11)    Consolidating Guarantor Financial Information

The Senior Notes were issued by Brinks Home Security (the “Parent Issuer”) and are fully and unconditionally guaranteed, on a joint and several basis, by all of the Company’s existing domestic subsidiaries (“Subsidiary Guarantors”). Ascent Capital has not guaranteed any of the Company’s obligations under the Senior Notes. The unaudited condensed consolidating financial information for the Parent Issuer, the Subsidiary Guarantors and the non-guarantors are as follows:

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidating Balance Sheet
(unaudited)

	As of June 30, 2018
	Parent Issuer	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Assets
Current assets:
Cash and cash equivalents	$1,282	821	—	—	2,103
Restricted cash	104	—	—	—	104
Trade receivables, net	11,817	639	—	—	12,456
Prepaid and other current assets	97,842	3,059	—	(77,942)	22,959
Total current assets	111,045	4,519	—	(77,942)	37,622

Property and equipment, net	34,513	2,069	—	—	36,582
Subscriber accounts and deferred contract acquisition costs, net	1,186,868	35,617	—	—	1,222,485
Dealer network and other intangible assets, net	1,213	—	—	—	1,213
Goodwill	313,102	36,047	—	—	349,149
Other assets, net	30,795	904	—	—	31,699
Total assets	$1,677,536	79,156	—	(77,942)	1,678,750

Liabilities and Stockholder's (Deficit) Equity
Current liabilities:
Accounts payable	$11,068	1,662	—	—	12,730
Accrued payroll and related liabilities	4,251	683	—	—	4,934
Other accrued liabilities	47,641	82,212	—	(77,942)	51,911
Deferred revenue	11,284	1,681	—	—	12,965
Holdback liability	9,579	161	—	—	9,740
Current portion of long-term debt	11,000	—	—	—	11,000
Total current liabilities	94,823	86,399	—	(77,942)	103,280

Non-current liabilities:
Long-term debt	1,720,235	—	—	—	1,720,235
Long-term holdback liability	2,031	—	—	—	2,031
Derivative financial instruments	3,313	—	—	—	3,313
Deferred income tax liability, net	12,731	1,897	—	—	14,628
Other liabilities	12,098	—	—	(9,140)	2,958
Total liabilities	1,845,231	88,296	—	(87,082)	1,846,445

Total stockholder's (deficit) equity	(167,695)	(9,140)	—	9,140	(167,695)
Total liabilities and stockholder's (deficit) equity	$1,677,536	79,156	—	(77,942)	1,678,750

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

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
(unaudited)

	Three Months Ended June 30, 2018
	Parent Issuer	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Net revenue	$124,126	10,887	—	—	135,013

Operating expenses:
Cost of services	27,865	5,182	—	—	33,047
Selling, general, and administrative, including stock-based compensation	22,616	10,039	—	—	32,655
Amortization of subscriber accounts, deferred contract acquisition costs and other intangible assets	52,091	1,800	—	—	53,891
Depreciation	2,622	243	—	—	2,865
Loss on goodwill impairment	214,089	311	—	—	214,400
	319,283	17,575	—	—	336,858
Operating loss	(195,157)	(6,688)	—	—	(201,845)
Other expense:
Equity in loss of subsidiaries	6,870	—	—	(6,870)	—
Interest expense	38,600	—	—	—	38,600
	45,470	—	—	(6,870)	38,600
Loss before income taxes	(240,627)	(6,688)	—	6,870	(240,445)
Income tax expense	1,165	182	—	—	1,347
Net loss	(241,792)	(6,870)	—	6,870	(241,792)
Other comprehensive income (loss):
Unrealized gain on derivative contracts	5,521	—	—	—	5,521
Total other comprehensive income	5,521	—	—	—	5,521
Comprehensive loss	$(236,271)	(6,870)	—	6,870	(236,271)

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
(unaudited)

	Three Months Ended June 30, 2017
	Parent Issuer	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Net revenue	$132,223	8,275	—	—	140,498

Operating expenses:
Cost of services	25,956	3,661	—	—	29,617
Selling, general, and administrative, including stock-based compensation	53,453	7,109	—	—	60,562
Radio conversion costs	72	5	—	—	77
Amortization of subscriber accounts, deferred contract acquisition costs and other intangible assets	58,373	1,592	—	—	59,965
Depreciation	1,960	165	—	—	2,125
	139,814	12,532	—	—	152,346
Operating loss	(7,591)	(4,257)	—	—	(11,848)
Other expense:
Equity in loss of subsidiaries	4,515	—	—	(4,515)	—
Interest expense	36,477	—	—	—	36,477
	40,992	—	—	(4,515)	36,477
Loss before income taxes	(48,583)	(4,257)	—	4,515	(48,325)
Income tax expense	1,521	258	—	—	1,779
Net loss	(50,104)	(4,515)	—	4,515	(50,104)
Other comprehensive loss:
Unrealized loss on derivative contracts	(5,777)	—	—	—	(5,777)
Total other comprehensive loss	(5,777)	—	—	—	(5,777)
Comprehensive loss	$(55,881)	(4,515)	—	4,515	(55,881)

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
(unaudited)

	Six Months Ended June 30, 2018
	Parent Issuer	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Net revenue	$248,421	20,345	—	—	268,766

Operating expenses:
Cost of services	56,164	9,584	—	—	65,748
Selling, general, and administrative, including stock-based compensation	45,419	19,250	—	—	64,669
Amortization of subscriber accounts, deferred contract acquisition costs and other intangible assets	104,328	3,974	—	—	108,302
Depreciation	5,007	473	—	—	5,480
Loss on goodwill impairment	214,089	311	—	—	214,400
	425,007	33,592	—	—	458,599
Operating loss	(176,586)	(13,247)	—	—	(189,833)
Other expense:
Equity in loss of subsidiaries	13,610	—	—	(13,610)	—
Interest expense	75,473	—	—	—	75,473
	89,083	—	—	(13,610)	75,473
Loss before income taxes	(265,669)	(13,247)	—	13,610	(265,306)
Income tax expense	2,330	363	—	—	2,693
Net loss	(267,999)	(13,610)	—	13,610	(267,999)
Other comprehensive income (loss):
Unrealized gain on derivative contracts	19,927	—	—	—	19,927
Total other comprehensive income	19,927	—	—	—	19,927
Comprehensive loss	$(248,072)	(13,610)	—	13,610	(248,072)

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
(unaudited)

	Six Months Ended June 30, 2017
	Parent Issuer	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Net revenue	$265,341	16,357	—	—	281,698

Operating expenses:
Cost of services	52,263	7,323	—	—	59,586
Selling, general, and administrative, including stock-based compensation	78,170	15,115	—	—	93,285
Radio conversion costs	259	50	—	—	309
Amortization of subscriber accounts, deferred contract acquisition costs and other intangible assets	116,276	3,236	—	—	119,512
Depreciation	3,936	309	—	—	4,245
	250,904	26,033	—	—	276,937
Operating income (loss)	14,437	(9,676)	—	—	4,761
Other expense:
Equity in loss of subsidiaries	10,197	—	—	(10,197)	—
Interest expense	72,310	5	—	—	72,315
	82,507	5	—	(10,197)	72,315
Loss before income taxes	(68,070)	(9,681)	—	10,197	(67,554)
Income tax expense	3,047	516	—	—	3,563
Net loss	(71,117)	(10,197)	—	10,197	(71,117)
Other comprehensive loss:
Unrealized loss on derivative contracts	(4,728)	—	—	—	(4,728)
Total other comprehensive loss	(4,728)	—	—	—	(4,728)
Comprehensive loss	$(75,845)	(10,197)	—	10,197	(75,845)

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidating Statement of Cash Flows
(unaudited)

	Six Months Ended June 30, 2018
	Parent Issuer	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Net cash provided by operating activities	$66,082	1,415	—	—	67,497
Investing activities:
Capital expenditures	(8,449)	(479)	—	—	(8,928)
Cost of subscriber accounts acquired	(68,983)	(712)	—	—	(69,695)
Net cash used in investing activities	(77,432)	(1,191)	—	—	(78,623)
Financing activities:
Proceeds from long-term debt	105,300	—	—	—	105,300
Payments on long-term debt	(95,200)	—	—	—	(95,200)
Value of shares withheld for share-based compensation	(69)	—	—	—	(69)
Net cash provided by financing activities	10,031	—	—	—	10,031
Net increase (decrease) in cash, cash equivalents and restricted cash	(1,319)	224	—	—	(1,095)
Cash, cash equivalents and restricted cash at beginning of period	2,705	597	—	—	3,302
Cash, cash equivalents and restricted cash at end of period	$1,386	821	—	—	2,207

	Six Months Ended June 30, 2017
	Parent Issuer	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Net cash provided by operating activities	$78,832	1,851	—	—	80,683
Investing activities:
Capital expenditures	(5,110)	(642)	—	—	(5,752)
Cost of subscriber accounts acquired	(86,831)	(1,456)	—	—	(88,287)
Net cash used in investing activities	(91,941)	(2,098)	—	—	(94,039)
Financing activities:
Proceeds from long-term debt	95,550	—	—	—	95,550
Payments on long-term debt	(82,350)	—	—	—	(82,350)
Value of shares withheld for share-based compensation	(194)	—	—	—	(194)
Net cash provided by financing activities	13,006	—	—	—	13,006
Net decrease in cash, cash equivalents and restricted cash	(103)	(247)	—	—	(350)
Cash, cash equivalents and restricted cash at beginning of period	1,739	1,438	—	—	3,177
Cash, cash equivalents and restricted cash at end of period	$1,636	1,191	—	—	2,827

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, marketing and operating strategies, integration of acquired businesses, new service offerings, the availability of debt refinancing, financial prospects and anticipated sources and uses of capital. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

•	general business conditions and industry trends;

•	macroeconomic conditions and their effect on the general economy and on the U.S. housing market, in particular single family homes, which represent our largest demographic;

•	uncertainties in the development of our business strategies, including the rebranding to Brinks Home Security and market acceptance of new products and services;

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

•	the outcome of any pending, threatened, or future litigation, including potential liability for failure to respond adequately to alarm activations;

•	the ability to continue to obtain insurance coverage sufficient to hedge our risk exposures, including as a result of acts of third parties and/or alleged regulatory violations;

•	changes in the nature of strategic relationships with original equipment manufacturers, dealers and other of our business partners;

•	the reliability and creditworthiness of our independent alarm systems dealers and subscribers;

•	changes in our expected rate of subscriber attrition;

•	the availability and terms of capital, including our ability to refinance our existing debt or obtain future financing to grow our business;

•	our high degree of leverage and the restrictive covenants governing its indebtedness; and

•	availability of qualified personnel.

For additional risk factors, please see Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2017 (the "2017 Form 10-K") and Part II, Item 1A, Risk Factors in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 and this Quarterly Report on Form 10-Q.  These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

The following discussion and analysis provides information concerning our results of operations and financial condition.  This discussion should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto included elsewhere herein and the 2017 Form 10-K.

Overview

Monitronics International, Inc. ("Brinks Home Security" or the "Company") provides residential customers and commercial client accounts with monitored home and business security systems, as well as interactive and home automation services, in the United States, Canada and Puerto Rico. Brinks Home Security customers are obtained through our direct-to-consumer sales channel or our Authorized Dealer network, which provides product and installation services, as well as support to customers. Our direct-to-consumer channel offers both Do-It-Yourself ("DIY") and professional installation security solutions.

The rollout of the Brinks Home Security brand in the second quarter of 2018 included the integration of our business model under a single brand. As part of the integration, we reorganized our business from two reportable segments, "MONI" and "LiveWatch," to one reportable segment, Brinks Home Security. Following the integration, the Company's chief operating decision maker reviews internal financial information on a consolidated basis. The change in reportable segments had no impact on our previously reported historical condensed consolidated financial statements.

Effective January 1, 2018, the Company adopted Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606) ("Topic 606") using the modified retrospective approach, which means the standard is applied to only the current period. Any significant impact as a result of this adoption is discussed in the results of operations detail below. See note 3, Revenue Recognition, in the notes to the accompanying condensed consolidated financial statements for further discussion.

The Company early adopted ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04") which requires a goodwill impairment to be recognized as the difference of the fair value and the carrying value. See note 4, Goodwill, in the notes to the accompanying condensed consolidated financial statements for further discussion.

The Company also adopted ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities ("ASU 2017-12") which simplifies the application of hedge accounting guidance. The standard was early adopted effective January 1, 2018, and an opening equity adjustment of $605,000 was recognized that reduced Accumulated deficit, offset by a gain in Accumulated other comprehensive income (loss). There was no material impact as a result of this adoption to the results of operations detail below. See note 1, Basis of Presentation, in the notes to the accompanying condensed consolidated financial statements for further discussion.

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

The table below presents subscriber data for the twelve months ended June 30, 2018 and 2017:

	Twelve Months Ended June 30,
	2018	2017
Beginning balance of accounts	1,020,923	1,074,922
Accounts acquired	98,561	114,955
Accounts canceled (b)	(158,233)	(161,622)
Canceled accounts guaranteed by dealer and other adjustments (a) (b)	(5,398)	(7,332)
Ending balance of accounts	955,853	1,020,923
Monthly weighted average accounts	980,008	1,047,754
Attrition rate - Unit (b)	16.1%	15.4%
Attrition rate - RMR (b) (c)	13.6%	14.0%

(a)	Includes canceled accounts that are contractually guaranteed to be refunded from holdback.

(b)
Accounts canceled for the twelve months ending June 30, 2017 were recast to include an estimated 6,653 accounts included in the Company's Radio Conversion Program that canceled in excess of their expected attrition.

(c)
The recurring monthly revenue ("RMR") of canceled accounts follows the same definition as subscriber unit attrition as noted above. RMR attrition is defined as the RMR of canceled accounts in a given period, adjusted for the impact of price increases or decreases in that period, divided by the weighted average of RMR for that period.

The unit attrition rate for the twelve months ended June 30, 2018 and 2017 was 16.1% and 15.4%, respectively. Contributing to the increase in the unit attrition rate was the relative proportion of the number of new customers under contract or in the dealer guarantee period in the twelve months ended June 30, 2018, as compared to the prior year period. The RMR attrition rate for the twelve months ended June 30, 2018 and 2017 was 13.6% and 14.0%, respectively. The decrease in the RMR attrition rate for the twelve months ended June 30, 2018 was our more aggressive price increase strategy. There was also a modest increase to attrition attributed to subscriber losses related to the impacts of Hurricane Maria on the Company's Puerto Rico customer base. See Impact from Natural Disasters below for further information.

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

Accounts Acquired

During the three months ended June 30, 2018 and 2017, the Company acquired 37,383 and 26,782 subscriber accounts, respectively, through its dealer and direct sales channels. During the six months ended June 30, 2018 and 2017, the Company acquired 58,930 and 56,158 subscriber accounts, respectively, through its dealer and direct sales channels. Accounts acquired for the three and six months ended June 30, 2018 reflect bulk buys of approximately 10,600 and 10,900 accounts, respectively. Accounts acquired for the three and six months ended June 30, 2017 reflect bulk buys of approximately 450 and 3,450 accounts, respectively. The increase in accounts acquired for the three and six months is due to bulk buys and year over year growth in the direct-to-consumer sales channel. The increase was partially offset by year over year decline in accounts acquired from the dealer channel.

RMR acquired during the three months ended June 30, 2018 and 2017 was $1,759,000 and $1,304,000, respectively. RMR acquired during the six months ended June 30, 2018 and 2017 was $2,745,000 and $2,740,000, respectively.

Strategic Initiatives

Given the recent decreases in the generation of new subscriber accounts in our dealer channel and trends in subscriber attrition, the Company has implemented several initiatives related to account growth, creation costs, attrition and margin improvements.

Account Growth

We believe that generating account growth at a reasonable cost is essential to scaling our business and generating shareholder value. In recent years, acquisition of new subscriber accounts through our dealer channel has declined due to the attrition of large dealers, efforts to acquire new accounts from dealers at lower purchases prices, changes in consumer buying behavior and increased competition from technology, telecommunications and cable companies in the market. The Company currently has several initiatives in place to improve account growth, which include:

•	Enhancing our brand recognition with consumers, which was recently bolstered by the rebranding to Brinks Home Security,

•	Recruiting high quality dealers into the Brinks Home Security Authorized Dealer Program,

•	Assisting new and existing dealers with training and marketing initiatives to increase productivity,

•	Acquiring bulk accounts to supplement account generation,

•	Offering third party equipment financing to consumers which is expected to assist in driving account growth at lower creation costs, and

•	Growing the direct-to-consumer sales channel under the Brinks Home Security brand.

Creation Costs

We also consider the management of creation costs to be a key driver in improving the Company's financial results, as lower creation costs would improve the Company's profitability and cash flows. The initiatives related to managing creation costs include:

•	Growing the direct-to-consumer sales channel with expected lower creation cost multiples, and

•	Negotiating lower subscriber account purchase price multiples in our dealer channel.

In addition, we expect that new customers who subscribe to our services through our partnership with Nest will also contribute to lower creation cost multiples as it is expected that Nest equipment will be purchased up front by the consumer as opposed to subsidized by the Company.

Attrition

We have also experienced higher subscriber attrition rates in the past few years. While there are a number of factors impacting our attrition rate, we expect subscriber cancellations relating to a number of subscriber accounts that were acquired in bulk purchases during 2012 and 2013 from Pinnacle Security to decrease in the future.

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

Impact from Natural Disasters

Hurricanes Harvey, Irma and Maria, made landfall in Texas, Florida and Puerto Rico, respectively, in the third quarter of 2017. The Company had approximately 38,000, 55,000 and 36,000 subscribers in areas impacted by Harvey, Irma and Maria, respectively. In the fourth quarter of 2017, the Company recognized $2,000,000 in revenue credits or refunds to subscribers due to service interruptions or other customer service incentives to retain subscribers impacted from these natural disasters. A vast majority of these credits were issued to subscribers in Puerto Rico, where damage from the hurricanes had been the most severe and widespread.

In the first half of 2018, the Company recognized $1,250,000 in hurricane related revenue credits, substantially all due to continued customer service retention efforts on Puerto Rico subscribers. There continues to be a modest increase to last twelve months' attrition related to these events. As recovery from Hurricane Maria in Puerto Rico is still ongoing, the Company may continue to experience increased revenue credits or refunds, field service costs and higher attrition in future periods. However, the extent to which we may experience these impacts cannot currently be estimated. We will continue to assess the impact of these events.

Adjusted EBITDA

We evaluate the performance of our operations based on financial measures such as revenue and "Adjusted EBITDA." Adjusted EBITDA is defined as net income (loss) before interest expense, interest income, income taxes, depreciation, amortization (including the amortization of subscriber accounts, dealer network and other intangible assets), restructuring charges, stock-based compensation, and other non-cash or non-recurring charges. We believe that Adjusted EBITDA is an important indicator of the operational strength and performance of our business, including the business' ability to fund its ongoing acquisition of subscriber accounts, its capital expenditures and to service its debt.  In addition, this measure is used by management to evaluate operating results and perform analytical comparisons and identify strategies to improve performance.  Adjusted EBITDA is also a measure that is customarily used by financial analysts to evaluate the financial performance of companies in the security alarm monitoring industry and is one of the financial measures, subject to certain adjustments, by which our covenants are calculated under the agreements governing our debt obligations.  Adjusted EBITDA does not represent cash flow from operations as defined by generally accepted accounting principles in the United States ("GAAP"), should not be construed as an alternative to net income or loss and is indicative neither of our results of operations nor of cash flows available to fund all of our cash needs.  It is, however, a measurement that we believe is useful to investors in analyzing our operating performance.  Accordingly, Adjusted EBITDA should be considered in addition to, but not as a substitute for, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP.  Adjusted EBITDA is a non-GAAP financial measure.  As companies often define non-GAAP financial measures differently, Adjusted EBITDA as calculated by Brinks Home Security should not be compared to any similarly titled measures reported by other companies.

Results of Operations

The following table sets forth selected data from the accompanying condensed consolidated statements of operations and comprehensive income (loss) for the periods indicated (dollar amounts in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net revenue	$135,013	140,498	$268,766	281,698
Cost of services	33,047	29,617	65,748	59,586
Selling, general and administrative, including stock-based and long-term incentive compensation	32,655	60,562	64,669	93,285
Amortization of subscriber accounts, deferred contract acquisition costs and other intangible assets	53,891	59,965	108,302	119,512
Interest expense	38,600	36,477	75,473	72,315
Income tax expense	1,347	1,779	2,693	3,563
Net loss	(241,792)	(50,104)	(267,999)	(71,117)

Adjusted EBITDA (a)	$72,159	80,654	$142,198	162,876
Adjusted EBITDA as a percentage of Net revenue	53.4%	57.4%	52.9%	57.8%

Expensed Subscriber acquisition costs, net
Gross subscriber acquisition costs	$13,135	9,450	$24,825	18,483
Revenue associated with subscriber acquisition costs	(1,255)	(1,251)	(2,767)	(2,643)
Expensed Subscriber acquisition costs, net	$11,880	8,199	$22,058	15,840

(a)	See reconciliation of Net loss to Adjusted EBITDA below.

Net revenue.  Net revenue decreased $5,485,000, or 3.9%, and $12,932,000, or 4.6%, for the three and six months ended June 30, 2018, respectively, as compared to the corresponding prior year periods. The decrease in net revenue is attributable to the lower average number of subscribers in 2018. This decrease was partially offset by an increase in average RMR per subscriber due to certain price increases enacted during the past twelve months. Average RMR per subscriber increased from $43.84 as of June 30, 2017 to $45.01 as of June 30, 2018. In addition, the Company realized a $2,445,000 and $2,770,000 increase in revenue for the three and six months ended June 30, 2018, respectively, from the favorable impact of the new revenue recognition guidance, Topic 606, adopted effective January 1, 2018.

Cost of services.  Cost of services increased $3,430,000, or 11.6%, and $6,162,000, or 10.3%, for the three and six months ended June 30, 2018, respectively, as compared to the corresponding prior year periods. The increase is primarily due to expensing certain direct and incremental field service costs on new contracts obtained in connection with a subscriber move ("Moves Costs") of $2,232,000 and $4,637,000 for the three and six months ended June 30, 2018, respectively. Upon adoption of Topic 606, all Moves Costs are expensed, whereas prior to adoption, certain Moves Costs were capitalized on the balance sheet. Moves Costs capitalized as Subscriber accounts, net for the three and six months ended June 30, 2017 were $3,594,000 and $7,483,000, respectively. Furthermore, subscriber acquisition costs, which include expensed equipment and labor costs associated with the creation of new subscribers, increased to $4,320,000 and $7,930,000 for the three and six months ended June 30, 2018, respectively, as compared to $2,803,000 and $5,467,000 for the three and six months ended June 30, 2017, respectively, attributable to increased production volume in the Company's direct sales channel. These increases were offset by reduced salary and wage expense due to lower headcount. Cost of services as a percent of net revenue increased from 21.1% and 21.2% for the three and six months ended June 30, 2017, respectively, to 24.5% for both the three and six months ended June 30, 2018, respectively.

Selling, general and administrative.  Selling, general and administrative costs ("SG&A") decreased $27,907,000, or 46.1%, and $28,616,000, or 30.7%, for the three and six months ended June 30, 2018, respectively, as compared to the corresponding prior year periods. The decrease is primarily attributable to the $28,000,000 legal settlement recognized in the second quarter of 2017 in relation to class action litigation of alleged violation of telemarketing laws. Furthermore, there were decreases in consulting fees related to company cost reduction initiatives, stock-based compensation expense and LiveWatch acquisition contingent bonus charges for the three and six months ended June 30, 2018, due to recent settlements or renegotiations of certain key agreements governing these costs. The decrease was offset by increases in direct marketing and other SG&A subscriber acquisition costs associated with the creation of new subscribers. Subscriber acquisition costs in SG&A increased to $8,815,000 and $16,895,000 for the three and six months ended June 30, 2018, respectively, as compared to $6,647,000 and $13,016,000 for the three and six months ended June 30, 2017, respectively. SG&A as a percent of net revenue decreased from 43.1% and 33.1% for the three and six months ended June 30, 2017, respectively, to 24.2% and 24.1% for the three and six months ended June 30, 2018, respectively.

Amortization of subscriber accounts, deferred contract acquisition costs and other intangible assets.  Amortization of subscriber accounts, deferred contract acquisition costs and other intangible assets decreased $6,074,000 and $11,210,000, or 10.1% and 9.4%, for the three and six months ended June 30, 2018, respectively, as compared to the corresponding prior year periods.  The decrease is related to a lower number of subscriber accounts purchased in the last twelve months ended June 30, 2018 compared to the prior corresponding period as well as the timing of amortization of subscriber accounts acquired prior to the second quarter of 2017, which have a lower rate of amortization in 2018 based on the applicable double declining balance amortization method. Additionally, as discussed above, Moves Costs are expensed under Topic 606, whereas prior to adoption, these Moves Costs were capitalized on the balance sheet and amortized. This change resulted in a $1,880,000 and $3,763,000 decrease in amortization expense for the three and six months ended June 30, 2018, respectively. The decrease is partially offset by increased amortization related to accounts acquired subsequent to June 30, 2017.

Interest expense.  Interest expense increased $2,123,000 and $3,158,000, or 5.8% and 4.4%, for the three and six months ended June 30, 2018, respectively, as compared to the corresponding prior year periods. The increase in interest expense is attributable to increases in the Company's revolving credit facility activity, higher interest rates from increasing LIBOR rates and increased amortization of debt discount and deferred debt costs under the effective interest rate method.

Income tax expense from continuing operations.  The Company had pre-tax loss from continuing operations of $240,445,000 and $265,306,000 and income tax expense of $1,347,000 and $2,693,000 for the three and six months ended June 30, 2018, respectively.  The Company had pre-tax loss from continuing operations of $48,325,000 and $67,554,000 and income tax expense of $1,779,000 and $3,563,000 for the three and six months ended June 30, 2017, respectively. Income tax expense for the three and six months ended June 30, 2018 and 2017 is attributable to the Company's state tax expense and the deferred tax impact from amortization of deductible goodwill related to the Company's business acquisitions.

Net loss. The Company had net loss of $241,792,000 and $267,999,000 for the three and six months ended June 30, 2018, respectively, as compared to $50,104,000 and $71,117,000 for the three and six months ended June 30, 2017, respectively. The increase in net loss is primarily attributable to the $214,400,000 goodwill impairment recognized in the second quarter of 2018 and reductions in net revenue offset by the $28,000,000 legal settlement reserve recognized in the second quarter of 2017 as discussed above.

Adjusted EBITDA. The following table provides a reconciliation of Net loss to total Adjusted EBITDA for the periods indicated (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(241,792)	(50,104)	$(267,999)	(71,117)
Amortization of subscriber accounts, deferred contract acquisition costs and other intangible assets	53,891	59,965	108,302	119,512
Depreciation	2,865	2,125	5,480	4,245
Stock-based compensation	383	930	430	1,448
Radio conversion costs	—	77	—	309
Legal settlement reserve	—	28,000	—	28,000
Severance expense (a)	—	—	—	27
LiveWatch acquisition contingent bonus charges	62	387	124	1,355
Rebranding marketing program	2,403	33	3,295	880
Integration / implementation of company initiatives	—	1,389	—	2,030
Gain on revaluation of acquisition dealer liabilities	—	(404)	—	(404)
Impairment of capitalized software	—	—	—	713
Loss on goodwill impairment	214,400	—	214,400	—
Interest expense	38,600	36,477	75,473	72,315
Income tax expense	1,347	1,779	2,693	3,563
Adjusted EBITDA	$72,159	80,654	$142,198	162,876

(a)	Severance expense related to transitioning executive leadership at Brinks Home Security.

Adjusted EBITDA decreased $8,495,000, or 10.5%, and $20,678,000, or 12.7%, for the three and six months ended June 30, 2018, respectively, as compared to the corresponding prior year periods.  The decrease is primarily the result of lower revenues, the expensing of subscriber moves in 2018 and an increase in subscriber acquisition costs as discussed above.

Expensed Subscriber acquisition costs, net.  Subscriber acquisition costs, net increased to $11,880,000 and $22,058,000 for the three and six months ended June 30, 2018, respectively, as compared to $8,199,000 and $15,840,000 for the three and six months ended June 30, 2017, respectively. The increase in subscriber acquisition costs, net is primarily attributable to increase in volume of direct sales subscriber acquisitions year over year.

Liquidity and Capital Resources

At June 30, 2018, we had $2,103,000 of cash and cash equivalents.  Our primary sources of funds are our cash flows from operating activities which are generated from alarm monitoring and related service revenues.  During the six months ended June 30, 2018 and 2017, our cash flow from operating activities was $67,497,000 and $80,683,000, respectively.  The primary driver of our cash flow from operating activities is Adjusted EBITDA.  Fluctuations in our Adjusted EBITDA and the components of that measure are discussed in “Results of Operations” above.  In addition, our cash flow from operating activities may be significantly impacted by changes in working capital.

During the six months ended June 30, 2018 and 2017, the Company used cash of $69,695,000 and $88,287,000, respectively, to fund subscriber account acquisitions, net of holdback and guarantee obligations.  In addition, during the six months ended June 30, 2018 and 2017, the Company used cash of $8,928,000 and $5,752,000, respectively, to fund its capital expenditures.

Our existing long-term debt at June 30, 2018 includes the aggregate principal balance of $1,761,850,000 under (i) the senior notes totaling $585,000,000 in principal, maturing on April 1, 2020 and bearing interest at 9.125% per annum (the “Senior Notes”), (ii) the Ascent Intercompany Loan totaling $12,000,000 in principal, maturing on October 1, 2020 and bearing interest at 12.5% per annum (the “Ascent Intercompany Loan”), and (iii) the $1,100,000,000 senior secured term loan and $295,000,000 super priority revolver under the sixth amendment to the Brinks Home Security secured credit agreement dated March 23, 2012, as amended (the “Credit Facility”).  The Senior Notes have an outstanding principal balance of $585,000,000 as of June 30, 2018.  The Ascent Intercompany Loan has an outstanding principal balance of $12,000,000.  The Credit Facility term loan has an outstanding principal balance of $1,080,750,000 as of June 30, 2018 and requires principal payments of $2,750,000 per quarter with the remaining amount becoming due on September 30, 2022. The Credit Facility revolver has an outstanding balance of $84,100,000 as of June 30, 2018 and becomes due on September 30, 2021. The maturity date for both the term loan and the revolving credit facility under the Credit Facility are subject to a springing maturity 181 days prior to the scheduled maturity date of the Senior Notes, or October 3, 2019 if we are unable to refinance the Senior Notes by that date. In addition, if we are unable to repay or refinance the Senior Notes prior to the filing with the SEC of our Annual Report on Form 10-K for the year ended December 31, 2018, we may be subject to a going concern qualification in connection with our audit, which would be an event of default under the Credit Facility. At any time after the occurrence of an event of default under the Credit Facility, the lenders may, among other options, declare any amounts outstanding under the Credit Facility immediately due and payable and terminate any commitment to make further loans under the Credit Facility.

In considering our liquidity requirements for the remainder of 2018, we evaluated our known future commitments and obligations. We will require the availability of funds to finance our planned strategy to grow through the acquisition of subscriber accounts. We considered the expected operating cash flows as well as the borrowing capacity of our Credit Facility revolver, under which we could borrow an additional $210,900,000 as of June 30, 2018, subject to certain financial covenants. Based on this analysis, we expect that cash on hand, cash flow generated from operations and available borrowings under the Credit Facility revolver will provide sufficient liquidity, given our anticipated current and future requirements.

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

Tabular Presentation of Interest Rate Risk

The table below provides information about our outstanding debt obligations and derivative financial instruments that are sensitive to changes in interest rates. Interest rate swaps are presented at their fair value amount and by maturity date as of June 30, 2018.  Debt amounts represent principal payments by maturity date as of June 30, 2018, assuming no springing maturity of both the term loan and the revolving credit facility under the Credit Facility.

Year of Maturity	Fixed Rate Derivative Instruments, net (a)	Variable Rate Debt	Fixed Rate Debt	Total
	(Amounts in thousands)
Remainder of 2018	$—	$5,500	$—	$5,500
2019	—	11,000	—	11,000
2020	—	11,000	597,000	608,000
2021	—	95,100	—	95,100
2022	(12,853)	1,042,250	—	1,029,397
2023	—	—	—	—
Thereafter	—	—	—	—
Total	$(12,853)	$1,164,850	$597,000	$1,748,997

(a)
The derivative financial instruments reflected in this column include four interest rate swaps with a maturity date in 2022.  As a result of these interest rate swaps, the Company's effective weighted average interest rate on the borrowings under the Credit Facility term loans was 7.98% as of June 30, 2018.  See notes 6, 7 and 8 to our accompanying condensed consolidated financial statements included in this Quarterly Report for further information.

Item 4.  Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and chief financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Executives concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2018 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in the Company’s internal controls over financial reporting that occurred during the three months ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, its internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1A.  Risk Factors

Except as discussed below, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A of the 2017 Form 10-K and Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.

We may be unable to obtain future financing on terms acceptable to us or at all, which may hinder our ability to grow our business or satisfy our obligations.

We intend to continue to pursue growth through the acquisition of subscriber accounts through our authorized dealer network, our strategic relationships and our direct to consumer channel, among other means. To continue our growth strategy, we intend to make additional drawdowns under the revolving credit portion of our Credit Facility and may seek financing through new credit arrangements or the possible sale of new securities, any of which may lead to higher leverage or result in higher borrowing costs. In addition, any future downgrade in our credit rating could also result in higher borrowing costs. An inability to obtain funding through external financing sources on favorable terms or at all is likely to adversely affect our ability to continue or accelerate our subscriber account acquisition activities.

Additionally, we may be unable to refinance our existing indebtedness, which could affect our ability to satisfy our obligations. The maturity date for both the term loan and the revolving credit facility under the Credit Facility are subject to a springing maturity 181 days prior to the scheduled maturity date of the Senior Notes. Accordingly, if we are unable to repay or refinance the Senior Notes by October 3, 2019, the maturity date for both the term loan and the revolving credit facility would be accelerated. Further, if we are unable to repay or refinance the Senior Notes prior to the filing with the SEC of our Annual Report on Form 10-K for the year ended December 31, 2018, we may be subject to a going concern qualification in connection with our audit, which would be an event of default under the Credit Facility. In either event, we would be unable to meet our obligations and would need to take other measures to satisfy our creditors, which could result in significant negative and other consequences, as described under "We have a substantial amount of indebtedness and the costs of servicing that debt may materially affect our business" in Part I. Item 1A, Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2017.

Goodwill and other identifiable intangible assets represent a significant portion of our total assets, and we may be required to recognize additional impairment charges.

As of December 31, 2017, we had goodwill of $563,549,000, which represented 29% of total assets. Goodwill was recorded in connection with the MONI, Security Networks, and LiveWatch acquisitions. The Company accounts for its goodwill pursuant to the provisions of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 350, Intangibles-Goodwill and Other ("FASB ASC Topic 350"). In accordance with FASB ASC Topic 350, goodwill is tested for impairment annually or when events or changes in circumstances occur that would, more likely than not, reduce the fair value of an asset below its carrying value, resulting in an impairment. Impairments may result from, among other things, deterioration in financial and operational performance, declines in Ascent Capital's stock price, increased attrition, adverse market conditions, adverse changes in applicable laws and/or regulations, deterioration of general macroeconomic conditions, fluctuations in foreign exchange rates, increased competitive markets in which we operate in, declining financial performance over a sustained period, changes in key personnel and/or strategy, and a variety of other factors.

The amount of any quantified impairment must be expensed immediately as a charge to results of operations. Any future impairment charges relating to goodwill or other intangible assets would have the effect of decreasing our earnings or increasing our losses in such period. At least annually, or as circumstances arise that may trigger an assessment, we will test our goodwill for impairment. The Company typically tests its goodwill for impairment in the fourth quarter of each year and determined to test its goodwill again during the second quarter 2018 in light of Ascent Capital's recent stock price performance. During the three months ended June 30, 2018, the Company recorded a non-cash charge of $214,400,000 for the impairment of goodwill at the MONI reporting unit primarily due to lower overall account acquisitions in recent periods. There can be no assurance that our future evaluations of goodwill will not result in our recognition of additional impairment charges, which may have a material adverse effect on our financial statements and results of operations.

Item 5.  Other Information

General Development of Business

We were incorporated in the state of Texas on August 31, 1994 and are a wholly-owned subsidiary of Ascent Capital Group, Inc. ("Ascent Capital").

On February 26, 2018, Monitronics International Inc. ("Monitronics", or the "Company" and, collectively with its subsidiaries, doing business as "Brinks Home SecurityTM") entered into an exclusive, long-term, trademark licensing agreement with The Brink’s Company ("Brink's"), which resulted in a complete rebranding of Monitronics and its subsidiary, LiveWatch Security, LLC ("LiveWatch") as Brinks Home Security (the "Brink's License Agreement"). Under the terms of the Brink's License Agreement, Monitronics has exclusive use of the Brinks and Brinks Home Security trademarks related to the residential smart home and home security categories in the U.S. and Canada for an initial term of seven years, which, subject to certain conditions, may be extended in subsequent renewal periods beyond 20 years pursuant to the agreement’s renewal provisions.

We provide residential customers and commercial client accounts with monitored home and business security systems, as well as interactive and home automation services, in the United States, Canada and Puerto Rico.  Our customers are obtained through our direct-to-consumer sales channel (the "Direct to Consumer Channel") and our exclusive authorized dealer network (the "Dealer Channel"), which provides product and installation services, as well as support to customers. Our direct-to-consumer channel offers both Do-It-Yourself ("DIY") and professional installation security solutions.

* * * * *

Financial Information About Reportable Segments

We identify our reportable segments based on financial information reviewed by the Company's chief operating decision maker. Prior to the second quarter of 2018, we reported financial information for our consolidated business segments that represented more than 10% of our consolidated revenue or earnings before income taxes. Based on the foregoing criteria, we had two reportable segments as of December 31, 2017 and 2016, MONI and LiveWatch.

The rollout of the Brinks Home Security brand in the second quarter of 2018 included the integration of our business model under a single brand. As part of the integration, we reorganized our business from two reportable segments, MONI and LiveWatch, to one reportable segment, Brinks Home Security. Following the integration, our chief operating decision maker reviews internal financial information on a consolidated basis. The change in reportable segments had no impact on our previously reported historical condensed consolidated financial statements.

Narrative Description of Business

Monitronics International Inc., a Texas corporation, does business as Brinks Home Security and provides residential customers and commercial clients accounts with monitored home and business security systems, as well as interactive and home automation services, in the United States, Canada and Puerto Rico.  Our principal executive office is located at 1990 Wittington Place, Farmers Branch, Texas 75234, telephone number (972) 243-7443.

Brinks Home Security

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

Our business model consists of two principal sales channels consisting of customers sourced through our Dealer Channel and our Direct to Consumer Channel, which sources customers through direct-to-consumer advertising primarily through internet, print and partnership program marketing activities. In May 2018, both the Dealer Channel and Direct to Consumer Channels began to go to market under the Brinks Home Security brand.

Our Dealer Channel, which we consider exclusive based on our right of first refusal with respect to any accounts generated by such dealers, is our largest source of customers representing 62% of gross additional customers in the second quarter of 2018, when excluding bulk account purchases in the period. By outsourcing the low margin, high fixed‑cost elements of our business to a large network of dealers, we have significant flexibility in managing our asset‑light cost structure across business cycles. Accordingly, we are able to allocate capital to growing our revenue‑generating customer base rather than to local offices or depreciating hard assets and, we believe, derive higher cash flow generation.

Our Direct to Consumer Channel is an important addition to our channel diversity. Our Direct to Consumer Channel accounted for 38% of our gross additional customers in the second quarter of 2018, when excluding bulk account purchases in the period. Our Direct to Consumer Channel provides customers with a do-it-yourself (“DIY”) home security product and a professional installation option. Our DIY offering provides an asset-light, geographically unconstrained product. In contrast to our Dealer Channel with local market presence, our Direct to Consumer Channel generates accounts through leads from direct response marketing. The Direct to Consumer Channel, including DIY, is expected to lower creation costs per account acquired.

We generate nearly all of our revenue from fees charged to customers (or "subscribers") under alarm monitoring agreements ("AMAs"), which include access to interactive and automation features at a higher fee.  Additional revenue is also generated as our customers bundle other interactive services with their traditional monitoring services. During the three months ended June 30, 2018, 95% of new customers purchased at least one of our interactive services alongside traditional security monitoring services. As of June 30, 2018, we had 955,853 subscribers generating $43,000,000 of Recurring Monthly Revenue ("RMR").

We generate incremental revenue through product and installation sales or by providing additional services, such as maintenance and wholesale contract monitoring. Contract monitoring includes fees charged to other security alarm companies for monitoring their accounts on a wholesale basis. As of June 30, 2018, we provided wholesale monitoring services for over 57,000 accounts. The incremental revenue streams do not represent a significant portion of our overall revenue.

Sales and Marketing

In June 2018, management began marketing the Brinks Home Security brand directly to consumers through internet and print national advertising campaigns and partnerships with other subscription- or member-based organizations and businesses. This, coupled with the Authorized Dealer nationwide network, is an effective way for us to market alarm systems.  Locally-based dealers are often an integral part of the communities they serve and understand the local market and how best to satisfy local needs. By combining the dealer’s local presence and reputation with the nationally marketed Brinks Home Security brand, accompanied with our high quality service and support, we are able to cost-effectively provide local services and take advantage of economies of scale where appropriate. We also offer a differentiated go-to-market strategy through direct response TV, internet and radio advertising.

Dealer Channel

Our Dealer Channel consists of over 345 independent dealers who are typically small businesses that sell and install alarm systems.  These dealers generally do not retain the AMAs due to the scale and large upfront investment required to build and efficiently operate monitoring stations and related infrastructure.  These dealers typically sell the AMAs to third parties and outsource the monitoring function for any AMAs they retain. The initial contract term for contracts generated by the dealers are typically three to five years, with automatic renewals annually or on a month-to-month basis depending on state and local regulations. We have the ability to monitor signals from nearly all types of residential security systems.

We generally enter into exclusive contracts with dealers that typically have initial terms ranging between two to five years, with renewal terms thereafter. In order to maximize revenue and geographic diversification, we partner with dealers from throughout the U.S. We believe our ability to maximize return on invested capital is largely dependent on the quality of our dealers and the accounts acquired. In addition, rigorous underwriting standards are applied and a detailed review of each AMA to be acquired.

We generally acquire each new AMA at a cost based on a multiple of the account’s RMR. The dealer contracts generally provide that if an acquired AMA is terminated within the first 12 months, the dealer must replace the AMA or refund the AMA purchase price. To secure the dealer’s obligation, we typically retain a percentage of the AMA purchase price.

Customer Integration and Marketing

Dealers in our Dealer Channel typically introduce customers to Brinks Home Security when describing our central monitoring station.  Following the acquisition of an AMA from a dealer, the customer is notified that Brinks Home Security is responsible for all their monitoring and customer service needs.  The customer’s awareness and identification of the Brinks Home Security brand as the monitoring service provider is further supported by the distribution of branded materials by the dealer to the customer at the point of sale. Such materials may include the promotional items listed below. All materials provided in the dealer model focus on our brand and our role as the single source of support for the customer.

Dealer Network Development

We remain focused on expanding our network of independent authorized dealers. To do so, we have established a dealer program that provides participating dealers with a variety of support services to assist them as they grow their businesses. Authorized dealers may use the Brinks Home Security brand name in their sales and marketing activities and on the products they sell and install. Authorized dealers benefit from their affiliation with Brinks Home Security and our national reputation for high customer satisfaction, as well as the support they receive from us. Authorized dealers also have the opportunity to obtain discounts on alarm systems and other equipment purchased by such dealers from original equipment manufacturers.  We also make available sales, business and technical training, sales literature, co-branded marketing materials, sales leads and management support to our authorized dealers.  In most cases, these services and cost savings would not be available to security alarm dealers on an individual basis.

Currently, we employ sales representatives to promote our authorized dealer program, find account acquisition opportunities and sell our monitoring services. We target independent alarm dealers across the U.S. that can benefit from our dealer program services and can generate high quality monitoring customers for the company. We use a variety of marketing techniques to promote the dealer program and related services. These activities include direct mail, trade magazine advertising, trade shows, internet web site marketing, publicity and telemarketing.

Dealer Marketing Support

We offer our authorized dealers an extensive marketing support program that is focused on developing professionally designed sales and marketing materials that will help dealers market alarm systems and monitoring services with maximum effectiveness. Materials offered to authorized dealers include:

•sales brochures and flyers;
•yard signs;
•window decals;
•customer forms and agreements;
•sales presentation binders;
•door hangers;
•vehicle graphics;
•trade show booths; and
•clothing bearing the Brinks Home Security brand name.

These materials are made available to dealers at prices that we believe would not be available to dealers on an individual basis.

Sales materials used by authorized dealers promote both the Brinks Home Security brand and the dealer's status as a Brinks Home Security authorized dealer. Dealers often sell and install alarm systems which display the Brinks Home Security logo and telephone number, which further strengthens consumer recognition of their status as Brinks Home Security authorized dealers. Management believes that the dealers' use of the Brinks Home Security brand to promote their affiliation with one of the nation’s largest alarm monitoring companies boosts the dealers’ credibility and reputation in their local markets and also assists in supporting their sales success.

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

Customer Operations

Once a customer has contracted for services through the Dealer Channel, we provide monitoring services as well as billing and 24-hour telephone support through our central monitoring station, located in Farmers Branch, Texas.  This facility is Underwriters Laboratories ("UL") listed.  To obtain and maintain a UL listing, an alarm monitoring center must be located in a building meeting UL’s structural requirements, have back-up and uninterruptable power supplies, have secure telephone lines and maintain redundant computer systems.  UL conducts periodic reviews of alarm monitoring centers to ensure compliance with their requirements.  Our central monitoring station has also received the Monitoring Association’s prestigious Five Diamond certification. Five Diamond certification is achieved by having all alarm monitoring operators complete special industry training and pass an exam.

We also have a back-up facility in Dallas, Texas that is capable of supporting monitoring and certain customer service operations in the event of a disruption at our primary monitoring and customer care center.

Our telephone systems utilize high-capacity, high-quality, digital circuits backed up by conventional telephone lines. When an alarm signal is received at the monitoring facility, it is routed to an operator. At the same time, information concerning the subscriber whose alarm has been activated and the nature and location of the alarm signal is delivered to the operator’s computer terminal. The operator is then responsible for following standard procedures to contact the subscriber or take other appropriate action, including, if the situation requires, contacting local emergency service providers.  We never dispatch our own personnel to the subscriber’s premises in response to an alarm event.  If a subscriber lives in an area where the emergency service provider will not respond without verification of an actual emergency, we will contract with an independent third party responder if available in that area.

Security system interactive and home automation services are contracted with and provided by various third party technology companies to the subscriber.

We seek to increase subscriber satisfaction and retention by carefully managing customer and technical service. The customer service center handles all general inquiries from all subscribers, including those related to subscriber information changes, basic alarm troubleshooting, alarm verification, technical service requests and requests to enhance existing services. We have a proprietary centralized information system that enables us to satisfy over 90% of subscriber technical inquiries over the telephone, without dispatching a service technician. If the customer requires field service, we rely on our nationwide network of independent service dealers and over 85 employee field service technicians to provide such service.  We closely monitor service dealer performance with customer satisfaction forms, follow-up quality assurance calls and other performance metrics.  In 2017, we dispatched approximately 295 independent service dealers around the country to handle our field service.

DIY and Customer Operations

We are also a leading DIY home security provider offering professionally monitored security services through the Direct to Consumer Channel. This DIY business is an asset-light business and geographically unconstrained. We obtain subscribers through e-commerce online sales and through a trained inside sales phone operation and typically offer substantial equipment subsidies to initiate, renew or upgrade AMAs. The initial contract term for DIY AMAs is typically one to three years, with automatic renewal on a month-to-month basis.

When a customer initiates and completes the sales process to obtain alarm monitoring services, including signing an AMA, we pre-configure the alarm monitoring system based on the customer’s specifications, then package and ship the equipment directly to the customer. The customer self-installs the equipment on-site and activates the monitoring service over the phone. Technical support for installation is provided via telephone or online assistance via our website. Monitoring services are provided through a third party central monitoring station. Security system, interactive and home automation services are contracted with and provided to the subscriber by various third party technology companies. Our customer care centers handle general inquiries from the DIY subscribers as well as engage in retention activities.

Customers

We believe our subscriber acquisition process, which includes both clearly defined customer account standards and a comprehensive due diligence process focusing on both the dealers and the AMAs to be acquired, contributes significantly to the high quality of our subscriber base. For each of the last five calendar years, the average credit score associated with AMAs that were acquired was 715 or higher on the FICO scale.

Approximately 94% of our subscribers are residential homeowners and the remainder are small commercial accounts. We believe that by focusing on residential homeowners, rather than renters, we can reduce attrition, because homeowners relocate less frequently than renters.

Intellectual Property

Pursuant to the terms of the Brink's License Agreement, Monitronics has exclusive use of the Brinks and Brinks Home Security trademarks related to the residential smart home and home security categories in the U.S. and Canada. We also own certain proprietary software applications that are used to provide services to our dealers and subscribers, including various trademarks, patents and patents pending related to our "ASAPer" system, which causes a predetermined group of recipients to receive a text message automatically once an alarm is triggered. Other than as mentioned above, we and our subsidiaries do not hold any patents or other intellectual property rights on our proprietary software applications.

Strategy

Our goal is to maximize return on invested capital, which we believe can be achieved by pursuing the following strategies:

Capitalize on Limited Market Penetration

We seek to capitalize on what we view as the current limited market penetration in security services and grow our existing customer base through the following initiatives:

•	continue to develop our leading dealer position in the market to drive acquisitions of high quality AMAs;

•	leverage our DIY business to competitively secure new DIY customers without significantly altering our existing asset‑light business model;

•	increase home integration, automation and ancillary product offerings; and

•	continue to monitor potential accretive merger and acquisition opportunities and further industry contraction.

Proactively Manage Customer Attrition

Customer attrition has historically been reasonably predictable and we regularly identify and monitor the principal drivers thereof, including our customers’ credit scores, which we believe are the strongest predictors of retention. We seek to maximize customer retention by consistently offering high quality automated home monitoring services and increasing the average life of acquired AMAs through the following initiatives:

•	maintain the high quality of our customer base by continuing to implement our highly disciplined AMA acquisition program;

•
continue to motivate our dealers to obtain only high‑quality accounts through incentives built into purchase multiples and by having a performance guarantee on substantially all dealer originated accounts;

•	prioritize the inclusion of interactive and home automation services in the AMAs that we purchase, which we believe increases customer retention;

•	proactively identifying customers “at‑risk” for attrition through new technology initiatives;

•	improve customer care and first call resolution;

•
continue to implement initiatives to reduce core attrition, which include more effective initial on-boarding of customers, conducting customer surveys at key touchpoints and competitive retention offers for departing customers; and

•	utilize available customer data to actively identify customers who are relocating and target retention of such customers.

Maximize Economics of Business Model

Due to the scalability of our operations and the low fixed and variable costs inherent in our cost structure, we believe we will continue to experience high Adjusted EBITDA margins as costs are spread over increased recurring revenue streams. In addition, we optimize the rate of return on investment by managing subscriber acquisition costs, or the costs of acquiring an account (“Subscriber Acquisition Costs”). Subscriber Acquisition Costs, whether capitalized or expensed, include the costs related to the Direct to Consumer Channel and the costs to acquire alarm monitoring contracts from authorized dealers and certain sales and marketing costs. We consistently offer what we view as competitive rates for account acquisition. We believe our cash flows may also benefit from continued efforts to decrease our cost to serve by investing in customer service automation, targeting cost saving initiatives and integrating the operations of our subsidiaries.

Grow Dealer Channel

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

Competition in the security alarm industry is based primarily on reputation for quality of service, market visibility, services offered, price and the ability to identify and obtain customer accounts. Competition for customers has also increased in recent years with the emergence of DIY home security providers and other technology companies expanding into the security alarm industry. We believe we compete effectively with other national, regional and local alarm monitoring companies, including cable and telecommunications companies, due to our reputation for reliable monitoring, customer and technical services, the quality of our services, and our relatively lower cost structure. We believe the dynamics of the security alarm industry favor larger alarm monitoring companies, such as Brinks Home Security, with a nationwide focus that have greater resources and benefit from economies of scale in technology, advertising and other expenditures.

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

Enhanced Call Verification has been implemented as standard policy by our company.

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

Employees

At June 30, 2018, we had over 1,280 full-time employees and over 60 part-time employees, all of which are located in the U.S.

Financial Information About Geographic Areas

We provide monitoring services for subscribers located in all 50 states, the District of Columbia, Puerto Rico, and Canada.

Available Information

All of our filings with the Securities and Exchange Commission (the "SEC"), including our Form 10-Ks, Form 10-Qs and Form 8-Ks, as well as amendments to such filings are available on our Internet website free of charge generally within 24 hours after we file such material with the SEC. Our website address is www.brinkshome.com.

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

MONITRONICS INTERNATIONAL, INC.

Date:	August 6, 2018	By:	/s/ Jeffery R. Gardner
Jeffery R. Gardner
President and Chief Executive Officer

Date:	August 6, 2018	By:	/s/ Fred A. Graffam
Fred A. Graffam
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)