Form 10-Q
period 2018-09-30
MONITRONICS INTERNATIONAL INC
filed 2018-11-06
CIK 1265107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018
OR
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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of November 6, 2018, Monitronics International, Inc. is a wholly owned subsidiary of Ascent Capital Group, Inc.

Item 1.  Financial Statements (unaudited)
MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
Amounts in thousands, except share amounts
(unaudited)

	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$26,835	3,302
Restricted cash	133	—
Trade receivables, net of allowance for doubtful accounts of $3,630 in 2018 and $4,162 in 2017	13,162	12,645
Prepaid and other current assets	26,794	10,668
Total current assets	66,924	26,615
Property and equipment, net of accumulated depreciation of $45,904 in 2018 and $37,643 in 2017	36,553	32,789
Subscriber accounts and deferred contract acquisition costs, net of accumulated amortization of $1,570,729 in 2018 and $1,439,164 in 2017	1,215,831	1,302,028
Dealer network and other intangible assets, net of accumulated amortization of $48,500 in 2018 and $42,806 in 2017	—	6,994
Goodwill	349,149	563,549
Other assets	36,812	9,340
Total assets	$1,705,269	1,941,315
Liabilities and Stockholder's (Deficit) Equity
Current liabilities:
Accounts payable	$11,636	11,073
Accrued payroll and related liabilities	6,135	3,458
Other accrued liabilities	40,289	50,026
Deferred revenue	12,069	13,871
Holdback liability	10,766	9,309
Current portion of long-term debt	11,000	11,000
Total current liabilities	91,895	98,737
Non-current liabilities:
Long-term debt	1,795,119	1,707,297
Long-term holdback liability	2,031	2,658
Derivative financial instruments	1,139	13,491
Deferred income tax liability, net	15,291	13,304
Other liabilities	2,701	3,092
Total liabilities	1,908,176	1,838,579
Commitments and contingencies
Stockholder's (deficit) equity:
Common stock, $.01 par value. 1,000 shares authorized, issued and outstanding both at September 30, 2018 and December 31, 2017	—	—
Additional paid-in capital	440,050	444,330
Accumulated deficit	(659,383)	(334,219)
Accumulated other comprehensive income (loss), net	16,426	(7,375)
Total stockholder's (deficit) equity	(202,907)	102,736
Total liabilities and stockholder's (deficit) equity	$1,705,269	1,941,315

See accompanying notes to condensed consolidated financial statements.

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
Amounts in thousands
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net revenue	$137,156	138,211	$405,922	419,909
Operating expenses:
Cost of services	35,059	30,213	100,807	89,799
Selling, general and administrative, including stock-based and long-term incentive compensation	34,266	33,474	98,935	126,759
Radio conversion costs	—	74	—	383
Amortization of subscriber accounts, deferred contract acquisition costs and other intangible assets	52,671	59,384	160,973	178,896
Depreciation	2,880	2,170	8,360	6,415
Loss on goodwill impairment	—	—	214,400	—
	124,876	125,315	583,475	402,252
Operating income (loss)	12,280	12,896	(177,553)	17,657
Other expense:
Interest expense	39,077	36,665	114,550	108,980
Refinancing expense	5,697	—	5,697	—
	44,774	36,665	120,247	108,980
Loss before income taxes	(32,494)	(23,769)	(297,800)	(91,323)
Income tax expense	1,346	1,767	4,039	5,330
Net loss	(33,840)	(25,536)	(301,839)	(96,653)
Other comprehensive income (loss):
Unrealized gain (loss) on derivative contracts, net	3,269	227	23,196	(4,501)
Total other comprehensive income (loss), net of tax	3,269	227	23,196	(4,501)
Comprehensive loss	$(30,571)	(25,309)	$(278,643)	(101,154)

See accompanying notes to condensed consolidated financial statements.

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Amounts in thousands
(unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(301,839)	(96,653)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of subscriber accounts, deferred contract acquisition costs and other intangible assets	160,973	178,896
Depreciation	8,360	6,415
Stock-based and long-term incentive compensation	751	2,759
Deferred income tax expense	1,987	3,158
Legal settlement reserve	—	23,000
Refinancing expense	5,697	—
Amortization of debt discount and deferred debt costs	5,472	5,065
Bad debt expense	8,511	7,888
Loss on goodwill impairment	214,400	—
Other non-cash activity, net	2,040	4,659
Changes in assets and liabilities:
Trade receivables	(9,028)	(7,225)
Prepaid expenses and other assets	(9,769)	(1,453)
Subscriber accounts - deferred contract acquisition costs	(4,529)	(2,299)
Payables and other liabilities	(8,568)	3,017
Net cash provided by operating activities	74,458	127,227
Cash flows from investing activities:
Capital expenditures	(11,513)	(9,999)
Cost of subscriber accounts acquired	(111,531)	(119,081)
Net cash used in investing activities	(123,044)	(129,080)
Cash flows from financing activities:
Proceeds from long-term debt	218,950	159,850
Payments on long-term debt	(136,600)	(132,500)
Payments of financing costs	(5,015)	—
Value of shares withheld for share-based compensation	(83)	(424)
Dividend to Ascent Capital	(5,000)	—
Net cash provided by financing activities	72,252	26,926
Net increase in cash, cash equivalents and restricted cash	23,666	25,073
Cash, cash equivalents and restricted cash at beginning of period	3,302	3,177
Cash, cash equivalents and restricted cash at end of period	$26,968	28,250
Supplemental cash flow information:
State taxes paid, net	$2,710	3,107
Interest paid	95,889	90,637
Accrued capital expenditures	882	386

See accompanying notes to condensed consolidated financial statements.

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholder’s Deficit
Amounts in thousands, except share amounts
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholder’s (Deficit) Equity
	Shares	Amount
Balance at December 31, 2017	1,000	$—	444,330	(334,219)	(7,375)	$102,736
Impact of adoption of Topic 606	—	—	—	(22,720)	—	(22,720)
Impact of adoption of ASU 2017-12	—	—	—	(605)	605	—
Adjusted balance at January 1, 2018	1,000	$—	444,330	(357,544)	(6,770)	80,016
Net loss	—	—	—	(26,207)	—	(26,207)
Other comprehensive income	—	—	—	—	14,406	14,406
Stock-based compensation	—	—	47	—	—	47
Value of shares withheld for minimum tax liability	—	—	(42)	—	—	(42)
Balance at March 31, 2018	1,000	$—	444,335	(383,751)	7,636	68,220
Net loss	—	—	—	(241,792)	—	(241,792)
Other comprehensive income	—	—	—	—	5,521	5,521
Stock-based compensation	—	—	383	—	—	383
Value of shares withheld for minimum tax liability	—	—	(27)	—	—	(27)
Balance at June 30, 2018	1,000	$—	444,691	(625,543)	13,157	(167,695)
Net loss	—	—	—	(33,840)	—	(33,840)
Other comprehensive income	—	—	—	—	3,269	3,269
Dividend to Ascent Capital	—	—	(5,000)	—	—	(5,000)
Stock-based compensation	—	—	373	—	—	373
Value of shares withheld for minimum tax liability	—	—	(14)	—	—	(14)
Balance at September 30, 2018	1,000	$—	440,050	(659,383)	16,426	$(202,907)

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

The unaudited interim financial information of the Company has been prepared in accordance with Article 10 of the Securities and Exchange Commission’s (the "SEC") Regulation S-X. Accordingly, it does not include all of the information required by generally accepted accounting principles in the United States ("GAAP") for complete financial statements. The Company’s unaudited condensed consolidated financial statements as of September 30, 2018, and for the three and nine months ended September 30, 2018 and 2017, include Brinks Home Security and all of its direct and indirect subsidiaries. The accompanying interim condensed consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. These condensed consolidated financial statements should be read in conjunction with the Brinks Home Security Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 7, 2018.

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

The Company early adopted ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). Prior to the adoption of ASU 2017-04, the fair value of the reporting unit was compared with the carrying value of the reporting unit (identified as "Step 1"). If the fair value of the reporting unit was lower than its carrying amount, then the implied fair value of goodwill was calculated. If the implied fair value of goodwill was lower than the carrying value of goodwill, an impairment was recognized (identified as "Step 2"). ASU 2017-04 eliminated Step 2 from the impairment test; therefore, a goodwill impairment is recognized as the difference of the fair value and the carrying value of the reporting unit.

The comparative information has not been restated and continues to be reported under the accounting standards in effect during those periods. See note 4, Revenue Recognition, and note 5, Goodwill, in the notes to the condensed consolidated financial statements for further discussion.

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

(2)    Going Concern

The Company has substantial indebtedness, including $585,000,000 principal of senior notes at September 30, 2018, maturing on April 1, 2020 (the "Senior Notes"), and an existing credit facility with a term loan in principal of $1,078,000,000 as of September 30, 2018, maturing September 30, 2022, and a revolving credit facility with an outstanding balance of $159,100,000 as of September 30, 2018, maturing September 30, 2021 (the term loan and the revolver, together, the "Credit Facility"). The maturity date for each of the term loan and the revolving credit facility under the Credit Facility is subject to a springing maturity 181 days prior to the scheduled maturity date of the Senior Notes, or October 3, 2019, if we are unable to refinance the Senior Notes by that date. In addition, if we are unable to refinance the Senior Notes, or demonstrate the ability to meet our financial covenants for a period of twelve months after the issuance date, prior to the filing with the SEC of our Annual Report on Form 10-K for the year ended December 31, 2018, we may be subject to a going concern qualification in connection with our external audit report, which would be an event of default under the Credit Facility. At any time after the occurrence of an event of default under the Credit Facility, the lenders may, among other options, declare any amounts outstanding under the Credit Facility immediately due and payable and terminate any commitment to make further loans under the Credit Facility. These matters raise substantial doubt regarding the Company's ability to continue as a going concern within one year from the date these financial statements are issued.

The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. As a result, the Company’s consolidated financial statements as of September 30, 2018 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

On September 24, 2018, Ascent Capital and Brinks Home Security entered into a Transaction Support Agreement (which was amended and restated pursuant to the Amended and Restated Transaction Support Agreement, entered into on October 30, 2018 (the "Amended and Restated Support Agreement")) with certain holders collectively owning or controlling not less than $380 million aggregate principal amount of the Senior Notes, representing approximately 65% of the Senior Notes (collectively, the "Consenting Noteholders"). The Amended and Restated Support Agreement incrementally included a group of lenders for the Credit Facility term loan holding over 50% of the aggregate outstanding principal amount of the Credit Facility term loan (collectively, the "Credit Facility Lenders"). The Consenting Noteholders and Credit Facility Lenders have committed to support and fully participate in proposed agreed upon transactions that would result in the refinancing of the Senior Notes, if consummated. See Note 13, Subsequent Events, for further information. While management continues to negotiate refinancing terms with its debt holders, as of the issuance date of these financial statements, Brinks Home Security has not refinanced the Senior Notes and there can be no assurances that the negotiations management is pursuing will result in the consummation of transactions that would refinance the Senior Notes.

(3)    Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (the "FASB") issued ASU 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 requires the lessee to recognize assets and liabilities for leases with lease terms of more than twelve months. For leases with a term of twelve months or less, the Company is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. Further, ASU 2016-02 requires a finance lease to be recognized as both an interest expense and an amortization of the associated asset. Operating leases generally recognize the associated expense on a straight line basis. ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018. ASU 2018-10, Codification Improvements to Topic 842, Leases, clarifies certain aspects of ASU 2016-12 and the two updates will be adopted concurrently. ASU 2016-02 requires leases to be recognized and measured at the beginning of the earliest period presented using a modified retrospective approach upon adoption. However, ASU 2018-11, Leases (Topic 842): Targeted Improvements provides an alternative transition method by which leases are recognized at the date of adoption and a cumulative-effect adjustment to the opening balance of retained earnings is recognized in the period of adoption. We plan to adopt using this alternative and are currently evaluating the impact that these standards will have on our financial position, results of operations and cash flows.

(4)    Revenue Recognition

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

Accounting Policy for Periods Commencing January 1, 2018

The Company offers its subscribers professional alarm monitoring services, as well as interactive and home automation services, through equipment at the subscriber's site that communicates with the Company’s central monitoring station and interfaces with other equipment at the site and third party technology companies for interactive and home automation services. These services are typically provided under alarm monitoring agreements (“AMAs”) between the Company and the subscriber. The equipment at the site is either obtained independently from the Company’s network of third party Authorized Dealers or directly from the Company, via our direct-to-consumer sales channel. The Company also offers equipment sales and installation services and, to our existing subscribers, maintenance services on existing alarm equipment. The Company also collects fees for contract monitoring, which are services provided to other security alarm companies for monitoring their accounts on a wholesale basis and other fees from subscribers for late fee or insufficient fund charges.

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

Disaggregation of Revenue

Revenue is disaggregated by source of revenue as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Alarm monitoring revenue	$125,004	134,317	$374,689	407,660
Product and installation revenue	11,360	2,899	28,984	9,328
Other revenue	792	995	2,249	2,921
Total Net revenue	$137,156	138,211	$405,922	419,909

Contract Balances

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers (in thousands):

	September 30, 2018	At adoption
Trade receivables, net	$13,162	12,645
Contract assets, net - current portion (a)	13,836	14,197
Contract assets, net - long-term portion (b)	16,621	10,377
Deferred revenue	12,069	12,892

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

The following tables summarize the impacts of adopting Topic 606 on the Company’s condensed consolidated financial statements as of and for the three and nine months ended September 30, 2018 (in thousands):

i. Condensed consolidated balance sheets

	Impact of changes in accounting policies
	As reported September 30, 2018	Adjustments	Balances without adoption of Topic 606
Assets
Current assets:
Cash and cash equivalents	$26,835	—	26,835
Restricted cash	133	—	133
Trade receivables, net of allowance for doubtful accounts	13,162	—	13,162
Prepaid and other current assets	26,794	(13,836)	12,958
Total current assets	66,924	(13,836)	53,088
Property and equipment, net of accumulated depreciation	36,553	—	36,553
Subscriber accounts and deferred contract acquisition costs, net of accumulated amortization	1,215,831	47,095	1,262,926
Dealer network and other intangible assets, net of accumulated amortization	—	—	—
Goodwill	349,149	—	349,149
Other assets, net	36,812	(16,621)	20,191
Total assets	$1,705,269	16,638	1,721,907
Liabilities and Stockholder’s (Deficit) Equity
Current liabilities:
Accounts payable	$11,636	—	11,636
Accrued payroll and related liabilities	6,135	—	6,135
Other accrued liabilities	40,289	—	40,289
Deferred revenue	12,069	1,133	13,202
Holdback liability	10,766	—	10,766
Current portion of long-term debt	11,000	—	11,000
Total current liabilities	91,895	1,133	93,028
Non-current liabilities:
Long-term debt	1,795,119	—	1,795,119
Long-term holdback liability	2,031	—	2,031
Derivative financial instruments	1,139	—	1,139
Deferred income tax liability, net	15,291	—	15,291
Other liabilities	2,701	—	2,701
Total liabilities	1,908,176	1,133	1,909,309
Commitments and contingencies
Stockholder’s (deficit) equity:
Common stock	—	—	—
Additional paid-in capital	440,050	—	440,050
Accumulated deficit	(659,383)	15,505	(643,878)
Accumulated other comprehensive income, net	16,426	—	16,426
Total stockholder’s (deficit) equity	(202,907)	15,505	(187,402)
Total liabilities and stockholder’s (deficit) equity	$1,705,269	16,638	1,721,907

ii. Condensed consolidated statements of operations and comprehensive income (loss)

	Impact of changes in accounting policies
	As reported three months ended September 30, 2018	Adjustments	Balances without adoption of Topic 606
Net revenue	$137,156	(4,216)	132,940
Operating expenses:
Cost of services	35,059	(1,774)	33,285
Selling, general and administrative, including stock-based and long-term incentive compensation	34,266	(103)	34,163
Amortization of subscriber accounts, deferred contract acquisition costs and other intangible assets	52,671	1,870	54,541
Depreciation	2,880	—	2,880
Loss on goodwill impairment	—	—	—
	124,876	(7)	124,869
Operating loss	12,280	(4,209)	8,071
Other expense:
Interest expense	39,077	—	39,077
Refinancing expense	5,697	—	5,697
	44,774	—	44,774
Loss before income taxes	(32,494)	(4,209)	(36,703)
Income tax expense	1,346	—	1,346
Net loss	(33,840)	(4,209)	(38,049)
Other comprehensive income (loss):
Unrealized gain on derivative contracts, net	3,269	—	3,269
Total other comprehensive income, net of tax	3,269	—	3,269
Comprehensive loss	$(30,571)	(4,209)	(34,780)

	Impact of changes in accounting policies
	As reported nine months ended September 30, 2018	Adjustments	Balances without adoption of Topic 606
Net revenue	$405,922	(6,986)	398,936
Operating expenses:
Cost of services	100,807	(5,292)	95,515
Selling, general and administrative, including stock-based and long-term incentive compensation	98,935	(112)	98,823
Amortization of subscriber accounts, deferred contract acquisition costs and other intangible assets	160,973	5,633	166,606
Depreciation	8,360	—	8,360
Loss on goodwill impairment	214,400	—	214,400
	583,475	229	583,704
Operating loss	(177,553)	(7,215)	(184,768)
Other expense:
Interest expense	114,550	—	114,550
Refinancing expense	5,697	—	5,697
	120,247	—	120,247
Loss before income taxes	(297,800)	(7,215)	(305,015)
Income tax expense	4,039	—	4,039
Net loss	(301,839)	(7,215)	(309,054)
Other comprehensive income (loss):
Unrealized gain on derivative contracts, net	23,196	—	23,196
Total other comprehensive income, net of tax	23,196	—	23,196
Comprehensive loss	$(278,643)	(7,215)	(285,858)

iii. Condensed consolidated statements of cash flows

	Impact of changes in accounting policies
	As reported nine months ended September 30, 2018	Adjustments	Balances without adoption of Topic 606
Cash flows from operating activities:
Net loss	$(301,839)	(7,215)	(309,054)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of subscriber accounts, deferred contract acquisition costs and other intangible assets	160,973	5,633	166,606
Depreciation	8,360	—	8,360
Stock-based and long-term incentive compensation	751	—	751
Deferred income tax expense	1,987	—	1,987
Refinancing expense	5,697	—	5,697
Amortization of debt discount and deferred debt costs	5,472	—	5,472
Bad debt expense	8,511	—	8,511
Goodwill impairment	214,400	—	214,400
Other non-cash activity, net	2,040	—	2,040
Changes in assets and liabilities:
Trade receivables	(9,028)	—	(9,028)
Prepaid expenses and other assets	(9,769)	7,016	(2,753)
Subscriber accounts - deferred contract acquisition costs	(4,529)	89	(4,440)
Payables and other liabilities	(8,568)	(825)	(9,393)
Net cash provided by operating activities	74,458	4,698	79,156
Cash flows from investing activities:
Capital expenditures	(11,513)	—	(11,513)
Cost of subscriber accounts acquired	(111,531)	(4,698)	(116,229)
Net cash used in investing activities	(123,044)	(4,698)	(127,742)
Cash flows from financing activities:
Proceeds from long-term debt	218,950	—	218,950
Payments on long-term debt	(136,600)	—	(136,600)
Payments of financing costs	(5,015)	—	(5,015)
Value of shares withheld for share-based compensation	(83)	—	(83)
Dividend to Ascent Capital	(5,000)	—	(5,000)
Net cash provided by financing activities	72,252	—	72,252
Net increase in cash, cash equivalents and restricted cash	23,666	—	23,666
Cash, cash equivalents and restricted cash at beginning of period	3,302	—	3,302
Cash, cash equivalents and restricted cash at end of period	$26,968	—	26,968

(5)    Goodwill

The following table provides the activity and balances of goodwill by reporting unit (amounts in thousands):

	MONI	LiveWatch	Brinks Home Security	Total
Balance at 12/31/2017	$527,502	$36,047	$—	$563,549
Goodwill impairment	(214,400)	—	—	(214,400)
Reporting unit reallocation	(313,102)	(36,047)	349,149	—
Balance at 9/30/2018	$—	$—	$349,149	$349,149

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

(6)    Other Accrued Liabilities

Other accrued liabilities consisted of the following (amounts in thousands):

	September 30, 2018	December 31, 2017
Interest payable	$27,904	$14,835
Income taxes payable	2,289	2,839
Legal settlement reserve (a)	—	23,000
Other	10,096	9,352
Total Other accrued liabilities	$40,289	$50,026

(a)        See note 11, Commitments, Contingencies and Other Liabilities, for further information.

(7)    Long-Term Debt

Long-term debt consisted of the following (amounts in thousands):

	September 30, 2018	December 31, 2017
9.125% Senior Notes due April 1, 2020 with an effective interest rate of 9.5%	$581,588	$580,026
Ascent Intercompany Loan due October 1, 2020 with an effective rate of 12.5%	12,000	12,000
Term loan, matures September 30, 2022, LIBOR plus 5.50%, subject to a LIBOR floor of 1.00%, with an effective rate of 8.2%	1,054,933	1,059,598
$295 million revolving credit facility, matures September 30, 2021, LIBOR plus 4.00%, subject to a LIBOR floor of 1.00%, with an effective rate of 3.5%	157,598	66,673
	1,806,119	1,718,297
Less current portion of long-term debt	(11,000)	(11,000)
Long-term debt	$1,795,119	$1,707,297

Senior Notes

The senior notes total $585,000,000 in principal, mature on April 1, 2020 and bear interest at 9.125% per annum.  Interest payments are due semi-annually on April 1 and October 1 of each year. Ascent Capital has not guaranteed any of the Company's obligations under the Senior Notes. As of September 30, 2018, the Senior Notes had deferred financing costs, net of accumulated amortization of $3,412,000.

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

On September 27, 2018, the Company borrowed an incremental $26,691,000 on its Credit Facility revolver to fund its October 1, 2018 interest payment due under the Senior Notes.

As of September 30, 2018, the Credit Facility term loan has a principal amount of $1,078,000,000, maturing on September 30, 2022. The term loan requires quarterly interest payments and quarterly principal payments of $2,750,000. The term loan bears interest at LIBOR plus 5.5%, subject to a LIBOR floor of 1.0%. The Credit Facility revolver has a principal amount outstanding of $159,100,000 as of September 30, 2018 and matures on September 30, 2021. The Credit Facility revolver bears interest at LIBOR plus 4.0%, subject to a LIBOR floor of 1.0%. There is a commitment fee of 0.5% on unused portions of the Credit Facility revolver. As of September 30, 2018, $135,900,000 is available for borrowing under the Credit Facility revolver subject to certain financial covenants.

The maturity date for each of the term loan and the revolving credit facility under the Credit Facility is subject to a springing maturity 181 days prior to the scheduled maturity date of the Senior Notes, or October 3, 2019 (the "Springing Maturity"), if we are unable to refinance the Senior Notes by that date. In addition, if we are unable to refinance the Senior Notes, or demonstrate the ability to meet our financial covenants for a period of twelve months after the issuance date, prior to the filing with the SEC of our Annual Report on Form 10-K for the year ended December 31, 2018, we may be subject to a going concern qualification in connection with our external audit report, which would be an event of default under the Credit Facility. At any time after the occurrence of an event of default under the Credit Facility, the lenders may, among other options, declare any amounts outstanding under the Credit Facility immediately due and payable and terminate any commitment to make further loans under the Credit Facility. Also, failure to comply with restrictions contained in the Senior Notes could lead to an event of default under the Credit Facility.

The Credit Facility is secured by a pledge of all of the outstanding stock of the Company and all of its existing subsidiaries and is guaranteed by all of the Company’s existing domestic subsidiaries.  Ascent Capital has not guaranteed any of the Company’s obligations under the Credit Facility.

As of September 30, 2018, the Company has deferred financing costs and unamortized discounts, net of accumulated amortization, of $24,569,000 related to the Credit Facility.

In order to reduce the financial risk related to changes in interest rates associated with the floating rate term loan under the Credit Facility term loan, the Company has entered into interest rate swap agreements with terms similar to the Credit Facility term loan (all outstanding interest rate swap agreements are collectively referred to as the “Swaps”). The Swaps have been designated as effective hedges of the Company’s variable rate debt and qualify for hedge accounting.  As a result of these interest rate swaps, the Company's effective weighted average interest rate (excluding the impacts of non-cash amortization of deferred debt costs and discounts) on the borrowings under the Credit Facility term loan was 7.99% as of September 30, 2018. See note 8, Derivatives, for further disclosures related to these derivative instruments.

The terms of the Senior Notes and the Credit Facility provide for certain financial and nonfinancial covenants.  As of September 30, 2018, the Company was in compliance with all required covenants under these financing arrangements.

As of September 30, 2018, principal payments scheduled to be made on the Company’s debt obligations, assuming no Springing Maturity of the Credit Facility, are as follows (amounts in thousands):

Remainder of 2018	$2,750
2019	11,000
2020	608,000
2021	170,100
2022	1,042,250
2023	—
Thereafter	—
Total principal payments	1,834,100
Less:
Unamortized deferred debt costs and discounts	27,981
Total debt on condensed consolidated balance sheet	$1,806,119

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

All of the Swaps are designated and qualify as cash flow hedging instruments, with the effective portion of the Swaps' change in fair value recorded in Accumulated other comprehensive income (loss).  Changes in the fair value of the Swaps recognized in

Accumulated other comprehensive income (loss) are reclassified to Interest expense when the hedged interest payments on the underlying debt are recognized.  Amounts in Accumulated other comprehensive income (loss) expected to be recognized as a reduction of Interest expense in the coming 12 months total approximately $1,810,000.

As of September 30, 2018, the Swaps’ outstanding notional balances, effective dates, maturity dates and interest rates paid and received are noted below:

Notional	Effective Date	Maturity Date	Fixed Rate Paid	Variable Rate Received
$189,998,331	March 23, 2018	April 9, 2022	3.110%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor (a)
248,125,000	March 23, 2018	April 9, 2022	3.110%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor (a)
49,625,000	March 23, 2018	April 9, 2022	2.504%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor
374,172,500	March 23, 2018	September 30, 2022	1.833%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor

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

The impact of the derivatives designated as cash flow hedges on the condensed consolidated financial statements is depicted below (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Effective portion of gain (loss) recognized in Accumulated other comprehensive income (loss)	$3,165	(914)	$21,929	(8,890)
Effective portion of loss reclassified from Accumulated other comprehensive income (loss) into Net loss (a)	$(104)	(1,141)	$(1,267)	(4,389)
Ineffective portion of amount of loss recognized into Net loss (a)	$—	(65)	$—	(157)

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

The following summarizes the fair value level of assets and liabilities that are measured on a recurring basis at September 30, 2018 and December 31, 2017 (amounts in thousands):

	Level 1	Level 2	Level 3	Total
September 30, 2018
Interest rate swap agreements - assets (a)	$—	17,564	—	17,564
Interest rate swap agreements - liabilities (b)	—	(1,139)	—	(1,139)
Total	$—	16,425	—	16,425
December 31, 2017
Interest rate swap agreements - assets (a)	$—	7,058	—	7,058
Interest rate swap agreements - liabilities (b)	—	(13,817)	—	(13,817)
Total	$—	(6,759)	—	(6,759)

(a)	Included in non-current Other assets on the condensed consolidated balance sheets.

(b)	Included in non-current Derivative financial instruments on the condensed consolidated balance sheets.

The Company has determined that the significant inputs used to value the Swaps fall within Level 2 of the fair value hierarchy.  As a result, the Company has determined that its derivative valuations are classified in Level 2 of the fair value hierarchy.

Carrying values and fair values of financial instruments that are not carried at fair value are as follows (amounts in thousands):

	September 30, 2018	December 31, 2017
Long term debt, including current portion:
Carrying value	$1,806,119	1,718,297
Fair value (a)	1,652,125	1,645,616

(a)	The fair value is based on market quotations from third party financial institutions and is classified as Level 2 in the hierarchy.

The Company’s other financial instruments, including cash and cash equivalents, accounts receivable and accounts payable are carried at cost, which approximates their fair value because of their short-term maturity.

(10)    Accumulated Other Comprehensive Income (Loss)

The following table provides a summary of the changes in Accumulated other comprehensive income (loss) for the period presented (amounts in thousands):

Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2017	$(7,375)
Impact of adoption of ASU 2017-12	605
Adjusted balance at January 1, 2018	$(6,770)
Unrealized gain on derivatives recognized through Accumulated other comprehensive income (loss), net of income tax of $0	13,668
Reclassifications of unrealized loss on derivatives into Net loss, net of income tax of $0 (a)	738
Net period Other comprehensive income	14,406
Balance at March 31, 2018	$7,636
Unrealized gain on derivatives recognized through Accumulated other comprehensive income (loss), net of income tax of $0	5,096
Reclassifications of unrealized loss on derivatives into Net loss, net of income tax of $0 (a)	425
Net period Other comprehensive income	5,521
Balance at June 30, 2018	$13,157
Unrealized gain on derivatives recognized through Accumulated other comprehensive income (loss), net of income tax of $0	3,165
Reclassifications of unrealized loss on derivatives into Net loss, net of income tax of $0 (a)	104
Net period Other comprehensive income	3,269
Balance at September 30, 2018	$16,426

(a)	Amounts reclassified into net loss are included in Interest expense on the condensed consolidated statement of operations. See note 8, Derivatives, for further information.

(11)    Commitments, Contingencies and Other Liabilities

The Company was named as a defendant in multiple putative class actions consolidated in U.S. District Court (Northern District of West Virginia) on behalf of purported class(es) of persons who claim to have received telemarketing calls in violation of various state and federal laws. The actions were brought by plaintiffs seeking monetary damages on behalf of all plaintiffs who received telemarketing calls made by a Brinks Home Security Authorized Dealer, or any Authorized Dealer’s lead generator or sub-dealer. In the second quarter of 2017, the Company and the plaintiffs agreed to settle this litigation for $28,000,000 ("the Settlement Amount"). In the third quarter of 2017, the Company paid $5,000,000 of the Settlement Amount pursuant to the settlement agreement with the plaintiffs. In the third quarter of 2018, the Company paid the remaining $23,000,000 of the Settlement Amount. The Company is actively seeking to recover the Settlement Amount under its insurance policies held with multiple carriers.  On November 1, 2018, we settled our claim against one such carrier in which the carrier agreed to pay us $9,750,000 in the fourth quarter of 2018.  This amount will be recognized in the consolidated statement of operations at such time.  We continue to seek to recover additional funds under our insurance policies from the remaining carriers.

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

Other Legal Proceedings

On August 27, 2018, holders purporting to own approximately 68% of Ascent Capital's 4.00% Convertible Senior Notes due 2020 (the "Convertible Notes") filed a complaint in the Court of Chancery in the State of Delaware against Ascent Capital and each of its directors and executive officers.

On September 5, 2018, holders purporting to own approximately 69% of the Convertible Notes filed an amended complaint in the Court of Chancery of the State of Delaware against Ascent Capital and each of its directors and executive officers, and a motion for a preliminary injunction seeking to prevent Ascent Capital from consummating the exchange offer related to the Senior Notes of Brinks Home Security announced by Ascent Capital and Brinks Home Security on August 30, 2018.

On October 1, 2018, holders purporting to own approximately 78% of the Convertible Notes filed a second amended complaint in the Court of Chancery of the State of Delaware against Ascent Capital and each of its directors and executive officers, and an amended motion for a preliminary injunction seeking to prevent Ascent Capital from consummating the transactions announced by Ascent Capital and Brinks Home Security on September 25, 2018.

On October 22, 2018, the Court of Chancery of the State of Delaware entered a Third Scheduling Order Governing Plaintiffs’ Motion for Preliminary Injunction (“the Scheduling Order”). The Scheduling Order provides, among other things, that the preliminary injunction hearing will be held on December 5, 2018.

On November 2, 2018, holders purporting to own approximately 53% of the Convertible Notes (the “Plaintiffs”) filed a third amended complaint (the “Third Amended Complaint”) in the Court of Chancery of the State of Delaware against Ascent Capital and each of its directors and executive officers. The Third Amended Complaint alleges that Ascent Capital’s participation in the transactions announced by Ascent Capital and Brinks Home Security on October 30, 2018 (the “October 30th Transactions”) would be detrimental to Ascent Capital and, if consummated, would result in Ascent Capital becoming insolvent. The Third Amended Complaint further alleges that the October 30th Transactions would (i) result in a breach of Ascent Capital’s directors’ fiduciary duties to Ascent Capital and (ii) constitute a constructive or intentional fraudulent transfer by using assets of Ascent Capital necessary for the repayment of the Notes for other purposes. The Third Amended Complaint seeks (i) injunctive relief to prevent Ascent Capital from engaging in the October 30th Transactions, which would allegedly dissipate Ascent Capital’s assets, and (ii) a declaratory judgment that approval of the October 30th Transactions constitutes a breach of fiduciary duty by Ascent Capital’s directors and that consummation of the October 30th Transactions would constitute a fraudulent transfer by Ascent Capital. Also on November 2, 2018, the Plaintiffs filed an amended motion for a preliminary injunction seeking to prevent Ascent Capital from consummating the October 30th Transactions.

The Third Amended Complaint could be amended, or similar claims could be brought, challenging the October 30th Transactions, and we cannot assure you that such claims will be unsuccessful, will not require us to pay damages (including costs and expenses of the action) or will not have a material effect on any such October 30th Transactions. Ascent Capital believes that the claims in the Third Amended Complaint are meritless, and Ascent Capital intends to vigorously defend against this action.

(12)    Consolidating Guarantor Financial Information

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

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidating Balance Sheet
(unaudited)

	As of September 30, 2018
	Parent Issuer	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Assets
Current assets:
Cash and cash equivalents	$26,614	221	—	—	26,835
Restricted cash	133	—	—	—	133
Trade receivables, net	12,346	816	—	—	13,162
Prepaid and other current assets	112,574	3,728	—	(89,508)	26,794
Total current assets	151,667	4,765	—	(89,508)	66,924

Property and equipment, net	34,656	1,897	—	—	36,553
Subscriber accounts and deferred contract acquisition costs, net	1,180,162	35,669	—	—	1,215,831
Dealer network and other intangible assets, net	—	—	—	—	—
Goodwill	313,102	36,047	—	—	349,149
Other assets, net	36,778	34	—	—	36,812
Total assets	$1,716,365	78,412	—	(89,508)	1,705,269

Liabilities and Stockholder's (Deficit) Equity
Current liabilities:
Accounts payable	$9,874	1,762	—	—	11,636
Accrued payroll and related liabilities	5,180	955	—	—	6,135
Other accrued liabilities	38,408	91,389	—	(89,508)	40,289
Deferred revenue	10,330	1,739	—	—	12,069
Holdback liability	10,580	186	—	—	10,766
Current portion of long-term debt	11,000	—	—	—	11,000
Total current liabilities	85,372	96,031	—	(89,508)	91,895

Non-current liabilities:
Long-term debt	1,795,119	—	—	—	1,795,119
Long-term holdback liability	2,031	—	—	—	2,031
Derivative financial instruments	1,139	—	—	—	1,139
Deferred income tax liability, net	13,254	2,037	—	—	15,291
Other liabilities	22,357	—	—	(19,656)	2,701
Total liabilities	1,919,272	98,068	—	(109,164)	1,908,176

Total stockholder's (deficit) equity	(202,907)	(19,656)	—	19,656	(202,907)
Total liabilities and stockholder's (deficit) equity	$1,716,365	78,412	—	(89,508)	1,705,269

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

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
(unaudited)

	Three Months Ended September 30, 2018
	Parent Issuer	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Net revenue	$128,320	8,836	—	—	137,156

Operating expenses:
Cost of services	28,801	6,258	—	—	35,059
Selling, general, and administrative, including stock-based compensation	23,095	11,171	—	—	34,266
Amortization of subscriber accounts, deferred contract acquisition costs and other intangible assets	51,172	1,499	—	—	52,671
Depreciation	2,640	240	—	—	2,880
Loss on goodwill impairment	—	—	—	—	—
	105,708	19,168	—	—	124,876
Operating income (loss)	22,612	(10,332)	—	—	12,280
Other expense:
Equity in loss of subsidiaries	10,515	—	—	(10,515)	—
Interest expense	39,077	—	—	—	39,077
Refinancing expense	5,697	—	—	—	5,697
	55,289	—	—	(10,515)	44,774
Loss before income taxes	(32,677)	(10,332)	—	10,515	(32,494)
Income tax expense	1,163	183	—	—	1,346
Net loss	(33,840)	(10,515)	—	10,515	(33,840)
Other comprehensive income (loss):
Unrealized gain on derivative contracts	3,269	—	—	—	3,269
Total other comprehensive income	3,269	—	—	—	3,269
Comprehensive loss	$(30,571)	(10,515)	—	10,515	(30,571)

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
(unaudited)

	Three Months Ended September 30, 2017
	Parent Issuer	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Net revenue	$129,501	8,710	—	—	138,211

Operating expenses:
Cost of services	26,479	3,734	—	—	30,213
Selling, general, and administrative, including stock-based compensation	25,145	8,329	—	—	33,474
Radio conversion costs	68	6	—	—	74
Amortization of subscriber accounts, deferred contract acquisition costs and other intangible assets	57,770	1,614	—	—	59,384
Depreciation	1,980	190	—	—	2,170
	111,442	13,873	—	—	125,315
Operating income (loss)	18,059	(5,163)	—	—	12,896
Other expense:
Equity in loss of subsidiaries	5,423	—	—	(5,423)	—
Interest expense	36,665	—	—	—	36,665
	42,088	—	—	(5,423)	36,665
Loss before income taxes	(24,029)	(5,163)	—	5,423	(23,769)
Income tax expense	1,507	260	—	—	1,767
Net loss	(25,536)	(5,423)	—	5,423	(25,536)
Other comprehensive income (loss):
Unrealized gain on derivative contracts	227	—	—	—	227
Total other comprehensive income	227	—	—	—	227
Comprehensive loss	$(25,309)	(5,423)	—	5,423	(25,309)

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
(unaudited)

	Nine Months Ended September 30, 2018
	Parent Issuer	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Net revenue	$376,741	29,181	—	—	405,922

Operating expenses:
Cost of services	84,965	15,842	—	—	100,807
Selling, general, and administrative, including stock-based compensation	68,514	30,421	—	—	98,935
Amortization of subscriber accounts, deferred contract acquisition costs and other intangible assets	155,500	5,473	—	—	160,973
Depreciation	7,647	713	—	—	8,360
Loss on goodwill impairment	214,089	311	—	—	214,400
	530,715	52,760	—	—	583,475
Operating loss	(153,974)	(23,579)	—	—	(177,553)
Other expense:
Equity in loss of subsidiaries	24,125	—	—	(24,125)	—
Interest expense	114,550	—	—	—	114,550
Refinancing expense	5,697	—	—	—	5,697
	144,372	—	—	(24,125)	120,247
Loss before income taxes	(298,346)	(23,579)	—	24,125	(297,800)
Income tax expense	3,493	546	—	—	4,039
Net loss	(301,839)	(24,125)	—	24,125	(301,839)
Other comprehensive income (loss):
Unrealized gain on derivative contracts	23,196	—	—	—	23,196
Total other comprehensive income	23,196	—	—	—	23,196
Comprehensive loss	$(278,643)	(24,125)	—	24,125	(278,643)

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
(unaudited)

	Nine Months Ended September 30, 2017
	Parent Issuer	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Net revenue	$394,842	25,067	—	—	419,909

Operating expenses:
Cost of services	78,742	11,057	—	—	89,799
Selling, general, and administrative, including stock-based compensation	103,315	23,444	—	—	126,759
Radio conversion costs	327	56	—	—	383
Amortization of subscriber accounts, deferred contract acquisition costs and other intangible assets	174,046	4,850	—	—	178,896
Depreciation	5,916	499	—	—	6,415
	362,346	39,906	—	—	402,252
Operating income (loss)	32,496	(14,839)	—	—	17,657
Other expense:
Equity in loss of subsidiaries	15,620	—	—	(15,620)	—
Interest expense	108,975	5	—	—	108,980
	124,595	5	—	(15,620)	108,980
Loss before income taxes	(92,099)	(14,844)	—	15,620	(91,323)
Income tax expense	4,554	776	—	—	5,330
Net loss	(96,653)	(15,620)	—	15,620	(96,653)
Other comprehensive loss:
Unrealized loss on derivative contracts	(4,501)	—	—	—	(4,501)
Total other comprehensive loss	(4,501)	—	—	—	(4,501)
Comprehensive loss	$(101,154)	(15,620)	—	15,620	(101,154)

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidating Statement of Cash Flows
(unaudited)

	Nine Months Ended September 30, 2018
	Parent Issuer	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Net cash provided by operating activities	$73,070	1,388	—	—	74,458
Investing activities:
Capital expenditures	(10,966)	(547)	—	—	(11,513)
Cost of subscriber accounts acquired	(110,314)	(1,217)	—	—	(111,531)
Net cash used in investing activities	(121,280)	(1,764)	—	—	(123,044)
Financing activities:
Proceeds from long-term debt	218,950	—	—	—	218,950
Payments on long-term debt	(136,600)	—	—	—	(136,600)
Payments of financing costs	(5,015)	—	—	—	(5,015)
Value of shares withheld for share-based compensation	(83)	—	—	—	(83)
Dividend to Ascent Capital	(5,000)	—	—	—	(5,000)
Net cash provided by financing activities	72,252	—	—	—	72,252
Net increase (decrease) in cash, cash equivalents and restricted cash	24,042	(376)	—	—	23,666
Cash, cash equivalents and restricted cash at beginning of period	2,705	597	—	—	3,302
Cash, cash equivalents and restricted cash at end of period	$26,747	221	—	—	26,968

	Nine Months Ended September 30, 2017
	Parent Issuer	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Net cash provided by operating activities	$125,134	2,093	—	—	127,227
Investing activities:
Capital expenditures	(9,044)	(955)	—	—	(9,999)
Cost of subscriber accounts acquired	(116,918)	(2,163)	—	—	(119,081)
Net cash used in investing activities	(125,962)	(3,118)	—	—	(129,080)
Financing activities:
Proceeds from long-term debt	159,850	—	—	—	159,850
Payments on long-term debt	(132,500)	—	—	—	(132,500)
Value of shares withheld for share-based compensation	(424)	—	—	—	(424)
Net cash provided by financing activities	26,926	—	—	—	26,926
Net increase (decrease) in cash, cash equivalents and restricted cash	26,098	(1,025)	—	—	25,073
Cash, cash equivalents and restricted cash at beginning of period	1,739	1,438	—	—	3,177
Cash, cash equivalents and restricted cash at end of period	$27,837	413	—	—	28,250

(12)    Subsequent Events

On October 30, 2018, Ascent Capital and Brinks Home Security entered into the Amended and Restated Support Agreement. Under the agreement, Brinks Home Security will commence an Exchange Offer for its Senior Notes (the "Exchange Offer") and commence a consent solicitation for certain proposed amendments to its Credit Facility (the "Bank Amendments"), both described in the Amended and Restated Support Agreement. Ascent Capital will contribute $75 million in cash to Brinks Home Security under the terms of the Amended and Restated Support Agreement.

Pursuant to the Bank Amendments, the interest rate per annum payable in respect of the Credit Facility term loan shall be increased by 100 basis points and the interest rate per annum payable in respect of the Credit Facility revolver shall be increased by 75 basis points. In addition, Brinks Home Security would seek to amend certain restrictive covenants in the Credit Facility as described in the Amended and Restated Support Agreement, including the ability for Brinks Home Security to issue second lien notes. Additionally, the total availability under the Credit Facility revolver would be permanently decreased from $295 million to $250 million.

Pursuant to the Exchange Offer, Brinks Home Security would make an offer to eligible holders of its Senior Notes to exchange them for new Second Lien Notes due 2023 (the "Second Lien Notes") and solicit the consent of such holders to eliminate or waive all or substantially all restrictive covenants and events of default in the indenture governing the Senior Notes. The interest payable in respect of the new Second Lien Notes will be paid 5.5% per annum in cash and 6.5% per annum in kind.

If the Bank Amendments are not completed by a certain date, Brinks Home Security will commence an alternative exchange offer of new unsecured notes and cash in exchange for the existing Senior Notes.

Ascent Capital, Brinks Home Security, the Consenting Noteholders and the Credit Facility Lenders all have certain termination rights as defined in the Amended and Restated Support Agreement.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, marketing and operating strategies, integration of acquired businesses, new service offerings, the availability of debt refinancing, the consummation of proposed debt refinancing transactions, financial prospects and anticipated sources and uses of capital. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

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

For additional risk factors, please see Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2017 (the "2017 Form 10-K") and Part II, Item 1A, Risk Factors in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2018 and June 30, 2018.  These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

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

Effective January 1, 2018, the Company adopted Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606) ("Topic 606") using the modified retrospective approach, which means the standard is applied to only the current period. Any significant impact as a result of this adoption is discussed in the results of operations detail below. See note 4, Revenue Recognition, in the notes to the accompanying condensed consolidated financial statements for further discussion.

The Company early adopted ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04") which requires a goodwill impairment to be recognized as the difference of the fair value and the carrying value of the reporting unit. See note 5, Goodwill, in the notes to the accompanying condensed consolidated financial statements for further discussion.

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

The table below presents subscriber data for the twelve months ended September 30, 2018 and 2017:

	Twelve Months Ended September 30,
	2018	2017
Beginning balance of accounts	998,087	1,059,634
Accounts acquired	110,358	103,650
Accounts canceled (b)	(161,657)	(157,896)
Canceled accounts guaranteed by dealer and other adjustments (a) (b)	(4,631)	(7,301)
Ending balance of accounts	942,157	998,087
Monthly weighted average accounts	965,026	1,033,150
Attrition rate - Unit (b)	16.8%	15.3%
Attrition rate - RMR (b) (c)	14.1%	13.9%

(a)	Includes canceled accounts that are contractually guaranteed to be refunded from holdback.

(b)
Accounts canceled for the twelve months ending September 30, 2017 were recast to include an estimated 4,945 accounts included in the Company's Radio Conversion Program that canceled in excess of their expected attrition.

(c)
The recurring monthly revenue ("RMR") of canceled accounts follows the same definition as subscriber unit attrition as noted above. RMR attrition is defined as the RMR of canceled accounts in a given period, adjusted for the impact of price increases or decreases in that period, divided by the weighted average of RMR for that period.

The unit attrition rate for the twelve months ended September 30, 2018 and 2017 was 16.8% and 15.3%, respectively. Contributing to the increase in the unit attrition rate was fewer customers under contract or in the dealer guarantee period in the twelve months ended September 30, 2018, as compared to the prior period, and increased competition from new market entrants. The RMR attrition rate for the twelve months ended September 30, 2018 and 2017 was 14.1% and 13.9%, respectively. The relatively smaller increase in the RMR attrition rate for the twelve months ended September 30, 2018 was due to our more aggressive price increase strategy. There was also a modest increase to attrition attributed to subscriber losses related to the impacts of Hurricane Maria on the Company's Puerto Rico customer base.

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

Accounts Acquired

During the three months ended September 30, 2018 and 2017, the Company acquired 33,065 and 21,268 subscriber accounts, respectively, through its dealer and direct-to-consumer sales channels. During the nine months ended September 30, 2018 and 2017, the Company acquired 91,995 and 77,423 subscriber accounts, respectively, through its dealer and direct-to-consumer sales channels. Accounts acquired for the three and nine months ended September 30, 2018 reflect bulk buys of approximately 6,700 and 17,600 accounts, respectively. There were no bulk buys during the three months ended September 30, 2017. Accounts acquired for the nine months ended September 30, 2017 reflect bulk buys of approximately 3,500 accounts, respectively. The increase in accounts acquired for the three months is due to bulk buys and year over year growth in the dealer and direct-to-consumer sales channels. The increase in accounts acquired for the nine months is due to bulk buys and year over year growth in the direct-to-consumer sales channel which was partially offset by year over year decline in accounts acquired from the dealer channel.

RMR acquired during the three months ended September 30, 2018 and 2017 was $1,589,000 and $1,028,000, respectively. RMR acquired during the nine months ended September 30, 2018 and 2017 was $4,335,000 and $3,768,000, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net revenue	$137,156	138,211	$405,922	419,909
Cost of services	35,059	30,213	100,807	89,799
Selling, general and administrative, including stock-based and long-term incentive compensation	34,266	33,474	98,935	126,759
Amortization of subscriber accounts, deferred contract acquisition costs and other intangible assets	52,671	59,384	160,973	178,896
Interest expense	39,077	36,665	114,550	108,980
Income tax expense	1,346	1,767	4,039	5,330
Net loss	(33,840)	(25,536)	(301,839)	(96,653)

Adjusted EBITDA (a)	$71,282	76,910	$213,480	239,786
Adjusted EBITDA as a percentage of Net revenue	52.0%	55.6%	52.6%	57.1%

Expensed Subscriber acquisition costs, net
Gross subscriber acquisition costs	$14,098	11,275	$38,923	29,758
Revenue associated with subscriber acquisition costs	(722)	(1,051)	(3,489)	(3,694)
Expensed Subscriber acquisition costs, net	$13,376	10,224	$35,434	26,064

(a)	See reconciliation of Net loss to Adjusted EBITDA below.

Net revenue.  Net revenue decreased $1,055,000, or 0.8%, and $13,987,000, or 3.3%, for the three and nine months ended September 30, 2018, respectively, as compared to the corresponding prior year periods. The decrease in net revenue is attributable to the lower average number of subscribers in 2018. This decrease was partially offset by an increase in average RMR per subscriber due to certain price increases enacted during the past twelve months. Average RMR per subscriber increased from $43.79 as of September 30, 2017 to $45.12 as of September 30, 2018. In addition, the Company recognized $4,216,000 and $6,986,000 increases in revenue for the three and nine months ended September 30, 2018, respectively, from the favorable impact of the new revenue recognition guidance, Topic 606, adopted effective January 1, 2018.

Cost of services.  Cost of services increased $4,846,000, or 16.0%, and $11,008,000, or 12.3%, for the three and nine months ended September 30, 2018, respectively, as compared to the corresponding prior year periods. The increase is primarily due to expensing certain direct and incremental field service costs on new contracts obtained in connection with a subscriber move ("Moves Costs") of $2,437,000 and $7,074,000 for the three and nine months ended September 30, 2018, respectively. Upon adoption of Topic 606, all Moves Costs are expensed, whereas prior to adoption, certain Moves Costs were capitalized on the balance sheet. For comparative purposes, Moves Costs capitalized as Subscriber accounts, net for the three and nine months ended September 30, 2017 were $4,278,000 and $11,761,000, respectively. Furthermore, subscriber acquisition costs, which include expensed equipment and labor costs associated with the creation of new subscribers, increased to $4,591,000 and $12,521,000 for the three and nine months ended September 30, 2018, respectively, as compared to $3,307,000 and $8,774,000 for the three and nine months ended September 30, 2017, respectively. The increase is attributable to increased production volume in the Company's direct sales channel. Cost of services as a percent of net revenue increased from 21.9% and 21.4% for the three and nine months ended September 30, 2017, respectively, to 25.6% and 24.8% for the three and nine months ended September 30, 2018, respectively.

Selling, general and administrative.  Selling, general and administrative costs ("SG&A") increased $792,000, or 2.4%, for the three months ended September 30, 2018, as compared to the corresponding prior year period. The increase is primarily attributable to rebranding expense and subscriber acquisition costs in SG&A associated with the creation of new subscribers. Subscriber acquisition costs in SG&A increased to $9,507,000 for the three months ended September 30, 2018 as compared to $7,968,000 for the three months ended September 30, 2017. These increases were offset by reduced stock-based compensation expense and severance expense. SG&A as a percent of net revenue increased from 24.2% for the three months ended September 30, 2017 to 25.0% for the three months ended September 30, 2018.

SG&A decreased $27,824,000, or 22.0%, for the nine months ended September 30, 2018, as compared to the corresponding prior year period. The decrease is primarily attributable to the $28,000,000 legal settlement recognized in the second quarter of 2017 in relation to class action litigation of alleged violation of telemarketing laws. Additionally, there were decreases in stock-based compensation expense and consulting fees related to company cost reduction initiatives. These decreases were offset by increases in SG&A subscriber acquisition costs associated with the creation of new subscribers. Subscriber acquisition costs increased to $26,402,000 for the nine months ended September 30, 2018 as compared to $20,984,000 for the nine months ended September 30, 2017. Another increase in SG&A contributing to the overall change period over period was rebranding expense. SG&A as a percent of net revenue decreased from 30.2% for the nine months ended September 30, 2017 to 24.4% for the nine months ended September 30, 2018.

Amortization of subscriber accounts, deferred contract acquisition costs and other intangible assets.  Amortization of subscriber accounts, deferred contract acquisition costs and other intangible assets decreased $6,713,000 and $17,923,000, or 11.3% and 10.0%, for the three and nine months ended September 30, 2018, respectively, as compared to the corresponding prior year periods.  The decrease is related to a lower number of subscriber accounts purchased in the last twelve months ended September 30, 2018 compared to the prior corresponding period as well as the timing of amortization of subscriber accounts acquired prior to the third quarter of 2017, which have a lower rate of amortization in 2018 based on the applicable double declining balance amortization method. Additionally, as discussed above, Moves Costs are expensed under Topic 606, whereas prior to adoption, these Moves Costs were capitalized on the balance sheet and amortized. This change resulted in a $1,870,000 and $5,633,000 decrease in amortization expense for the three and nine months ended September 30, 2018, respectively. The decrease is partially offset by increased amortization related to accounts acquired subsequent to September 30, 2017.

Interest expense.  Interest expense increased $2,412,000 and $5,570,000, or 6.6% and 5.1%, for the three and nine months ended September 30, 2018, respectively, as compared to the corresponding prior year periods. The increase in interest expense is attributable to increases in the Company's revolving credit facility activity, higher interest rates from increasing LIBOR rates and increased amortization of debt discount and deferred debt costs under the effective interest rate method.

Income tax expense from continuing operations.  The Company had pre-tax loss from continuing operations of $32,494,000 and $297,800,000 and income tax expense of $1,346,000 and $4,039,000 for the three and nine months ended September 30, 2018, respectively.  The Company had pre-tax loss from continuing operations of $23,769,000 and $91,323,000 and income tax expense of $1,767,000 and $5,330,000 for the three and nine months ended September 30, 2017, respectively. Income tax expense for the three and nine months ended September 30, 2018 and 2017 is attributable to the Company's state tax expense and the deferred tax impact from amortization of deductible goodwill related to the Company's business acquisitions. The decrease in income tax expense is primarily attributable to the impact of the decrease in the U.S. federal corporate income tax rate from 35% to 21% as a result of new tax reform legislation enacted in the fourth quarter of 2017.

Net loss. The Company had net loss of $33,840,000 for the three months ended September 30, 2018, as compared to $25,536,000 for the three months ended September 30, 2017. The increase in net loss is primarily attributable to the $5,697,000 refinancing expense incurred in the third quarter of 2018 related to the Senior Notes. The remaining increase is driven by decreases in operating income (which is discussed above) and increases in interest expense.

The Company had net loss of $301,839,000 for the nine months ended September 30, 2018, as compared to $96,653,000 for the nine months ended September 30, 2017. The increase in net loss is primarily attributable to the $214,400,000 goodwill impairment recognized in the second quarter of 2018 and reductions in net revenue offset by the $28,000,000 legal settlement reserve recognized in the second quarter of 2017 as discussed above.

Adjusted EBITDA. The following table provides a reconciliation of Net loss to total Adjusted EBITDA for the periods indicated (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss	$(33,840)	(25,536)	$(301,839)	(96,653)
Amortization of subscriber accounts, deferred contract acquisition costs and other intangible assets	52,671	59,384	160,973	178,896
Depreciation	2,880	2,170	8,360	6,415
Stock-based compensation	373	1,311	803	2,759
Radio conversion costs	—	74	—	383
Legal settlement reserve	—	—	—	28,000
Severance expense (a)	—	1,248	—	1,275
LiveWatch acquisition contingent bonus charges	63	391	187	1,746
Rebranding marketing program	3,060	—	6,355	880
Integration / implementation of company initiatives	195	390	195	2,420
Gain on revaluation of acquisition dealer liabilities	(240)	(954)	(240)	(1,358)
Impairment of capitalized software	—	—	—	713
Loss on goodwill impairment	—	—	214,400	—
Interest expense	39,077	36,665	114,550	108,980
Refinancing expense	5,697	—	5,697	—
Income tax expense	1,346	1,767	4,039	5,330
Adjusted EBITDA	$71,282	76,910	$213,480	239,786

(a)	Severance expense related to a reduction in headcount event and transitioning executive leadership at Brinks Home Security.

Adjusted EBITDA decreased $5,628,000, or 7.3%, and $26,306,000, or 11.0%, for the three and nine months ended September 30, 2018, respectively, as compared to the corresponding prior year periods.  The decrease is primarily the result of lower revenues, the expensing of subscriber moves in 2018 and an increase in subscriber acquisition costs as discussed above.

Expensed Subscriber acquisition costs, net.  Subscriber acquisition costs, net increased to $13,376,000 and $35,434,000 for the three and nine months ended September 30, 2018, respectively, as compared to $10,224,000 and $26,064,000 for the three and nine months ended September 30, 2017, respectively. The increase in subscriber acquisition costs, net is primarily attributable to increase in volume of direct sales subscriber acquisitions year over year.

Liquidity and Capital Resources

At September 30, 2018, we had $26,835,000 of cash and cash equivalents.  Our primary sources of funds are our cash flows from operating activities which are generated from alarm monitoring and related service revenues.  During the nine months ended September 30, 2018 and 2017, our cash flow from operating activities was $74,458,000 and $127,227,000, respectively.  The primary drivers of our cash flow from operating activities are the fluctuations in revenues and operating expenses as discussed in “Results of Operations” above.  In addition, our cash flow from operating activities may be significantly impacted by changes in working capital.

During the nine months ended September 30, 2018 and 2017, the Company used cash of $111,531,000 and $119,081,000, respectively, to fund subscriber account acquisitions, net of holdback and guarantee obligations.  In addition, during the nine months ended September 30, 2018 and 2017, the Company used cash of $11,513,000 and $9,999,000, respectively, to fund its capital expenditures.

On September 27, 2018, the Company borrowed an incremental $26,691,000 on its Credit Facility revolver (as defined below) to fund its October 1, 2018 interest payment due under the Senior Notes.

Our existing long-term debt at September 30, 2018 includes the aggregate principal balance of $1,834,100,000 under (i) the senior notes totaling $585,000,000 in principal, maturing on April 1, 2020 and bearing interest at 9.125% per annum (the

“Senior Notes”), (ii) the Ascent Intercompany Loan totaling $12,000,000 in principal, maturing on October 1, 2020 and bearing interest at 12.5% per annum (the “Ascent Intercompany Loan”), and (iii) the $1,100,000,000 senior secured term loan and $295,000,000 super priority revolver under the sixth amendment to the Brinks Home Security secured credit agreement dated March 23, 2012, as amended (the “Credit Facility”).  The Senior Notes have an outstanding principal balance of $585,000,000 as of September 30, 2018.  The Ascent Intercompany Loan has an outstanding principal balance of $12,000,000.  The Credit Facility term loan has an outstanding principal balance of $1,078,000,000 as of September 30, 2018 and requires principal payments of $2,750,000 per quarter with the remaining amount becoming due on September 30, 2022. The Credit Facility revolver has an outstanding balance of $159,100,000 as of September 30, 2018 and becomes due on September 30, 2021. The maturity date for each of the term loan and the revolving credit facility under the Credit Facility is subject to a springing maturity 181 days prior to the scheduled maturity date of the Senior Notes, or October 3, 2019, if we are unable to refinance the Senior Notes by that date. In addition, if we are unable to refinance the Senior Notes, or demonstrate the ability to meet our financial covenants for a period of twelve months after the issuance date, prior to the filing with the SEC of our Annual Report on Form 10-K for the year ended December 31, 2018, we may be subject to a going concern qualification in connection with our external audit report, which would be an event of default under the Credit Facility. At any time after the occurrence of an event of default under the Credit Facility, the lenders may, among other options, declare any amounts outstanding under the Credit Facility immediately due and payable and terminate any commitment to make further loans under the Credit Facility.

In considering our liquidity requirements for the next twelve months, we evaluated our known future commitments and obligations. On September 24, 2018, Ascent Capital and Brinks Home Security entered into a Transaction Support Agreement (which was amended and restated pursuant to the Amended and Restated Transaction Support Agreement, entered into on October 30, 2018 (the "Amended and Restated Support Agreement")) with certain holders collectively owning or controlling not less than $380 million aggregate principal amount of the Senior Notes, representing approximately 65% of the Senior Notes (collectively, the "Consenting Noteholders"). The Amended and Restated Support Agreement incrementally included a group of lenders for the Credit Facility term loan holding over 50% of the aggregate outstanding principal amount of the Credit Facility term loan (collectively, the "Credit Facility Lenders"). The Consenting Noteholders and Credit Facility Lenders have committed to support and fully participate in proposed agreed upon transactions that would result in the refinancing of the Senior Notes, if consummated. While management continues to negotiate refinancing terms with its debt holders, as of the issuance date of these financial statements, the Company has not refinanced the Senior Notes and there can be no assurances that the negotiations management is pursuing will result in the consummation of transactions that would refinance the Senior Notes.

Excluding consideration of a springing maturity event or going concern qualification, we will require the availability of funds to finance our strategy to grow through the acquisition of subscriber accounts. We considered our expected operating cash flows as well as the borrowing capacity of our Credit Facility revolver, under which we could borrow an additional $135,900,000 as of September 30, 2018, subject to certain financial covenants. We expect that cash on hand, cash flow generated from operations and available borrowings under our Credit Facility revolver will provide sufficient liquidity to finance our strategy.

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

Tabular Presentation of Interest Rate Risk

The table below provides information about our outstanding debt obligations and derivative financial instruments that are sensitive to changes in interest rates. Interest rate swaps are presented at their fair value amount and by maturity date as of September 30, 2018.  Debt amounts represent principal payments by maturity date as of September 30, 2018, assuming no springing maturity of both the term loan and the revolving credit facility under the Credit Facility.

Year of Maturity	Fixed Rate Derivative Instruments, net (a)	Variable Rate Debt	Fixed Rate Debt	Total
	(Amounts in thousands)
Remainder of 2018	$—	$2,750	$—	$2,750
2019	—	11,000	—	11,000
2020	—	11,000	597,000	608,000
2021	—	170,100	—	170,100
2022	(16,425)	1,042,250	—	1,025,825
2023	—	—	—	—
Thereafter	—	—	—	—
Total	$(16,425)	$1,237,100	$597,000	$1,817,675

(a)
The derivative financial instruments reflected in this column include four interest rate swaps with a maturity date in 2022.  As a result of these interest rate swaps, the Company's effective weighted average interest rate on the borrowings under the Credit Facility term loans was 7.99% as of September 30, 2018.  See notes 7, 8 and 9 to our accompanying condensed consolidated financial statements included in this Quarterly Report for further information.

Item 4.  Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and chief financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Executives concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2018 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in the Company’s internal controls over financial reporting that occurred during the three months ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, its internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

On August 27, 2018, holders purporting to own approximately 68% of Ascent Capital’s 4.00% Convertible Senior Notes due 2020 (the “Convertible Notes”) filed a complaint in the Court of Chancery in the State of Delaware against Ascent Capital and each of its directors and executive officers.

On September 5, 2018, holders purporting to own approximately 69% of the Convertible Notes filed an amended complaint in the Court of Chancery of the State of Delaware against Ascent Capital and each of its directors and executive officers, and a motion for a preliminary injunction seeking to prevent Ascent Capital from consummating the exchange offer related to the Senior Notes of Brinks Home Security announced by Ascent Capital and Brinks Home Security on August 30, 2018.

On October 1, 2018, holders purporting to own approximately 78% of the Convertible Notes filed a second amended complaint in the Court of Chancery of the State of Delaware against Ascent Capital and each of its directors and executive officers, and an amended motion for a preliminary injunction seeking to prevent Ascent Capital from consummating the transactions announced by Ascent Capital and Brinks Home Security on September 25, 2018.

On October 22, 2018, the Court of Chancery of the State of Delaware entered a Third Scheduling Order Governing Plaintiffs’ Motion for Preliminary Injunction (“the Scheduling Order”). The Scheduling Order provides, among other things, that the preliminary injunction hearing will be held on December 5, 2018.

On November 2, 2018, holders purporting to own approximately 53% of the Convertible Notes (the “Plaintiffs”) filed a third amended complaint (the “Third Amended Complaint”) in the Court of Chancery of the State of Delaware against Ascent Capital and each of its directors and executive officers. The Third Amended Complaint alleges that Ascent Capital’s participation in the transactions announced by Ascent Capital and Brinks Home Security on October 30, 2018 (the “October 30th Transactions”) would be detrimental to Ascent Capital and, if consummated, would result in Ascent Capital becoming insolvent. The Third Amended Complaint further alleges that the October 30th Transactions would (i) result in a breach of Ascent Capital’s directors’ fiduciary duties to Ascent Capital and (ii) constitute a constructive or intentional fraudulent transfer by using assets of Ascent Capital necessary for the repayment of the Notes for other purposes. The Third Amended Complaint seeks (i) injunctive relief to prevent Ascent Capital from engaging in the October 30th Transactions, which would allegedly dissipate Ascent Capital’s assets, and (ii) a declaratory judgment that approval of the October 30th Transactions constitutes a breach of fiduciary duty by Ascent Capital’s directors and that consummation of the October 30th Transactions would constitute a fraudulent transfer by Ascent Capital. Also on November 2, 2018, the Plaintiffs filed an amended motion for a preliminary injunction seeking to prevent Ascent Capital from consummating the October 30th Transactions.

The Third Amended Complaint could be amended, or similar claims could be brought, challenging the October 30th Transactions, and we cannot assure you that such claims will be unsuccessful, will not require us to pay damages (including costs and expenses of the action) or will not have a material effect on any such October 30th Transactions. Ascent Capital believes that the claims in the Third Amended Complaint are meritless, and Ascent Capital intends to vigorously defend against this action.

Item 6.  Exhibits

Listed below are the exhibits which are included as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

10.1
Transaction Support Agreement, dated as of September 24, 2018, by and among Ascent Capital, Monitronics International, Inc. (“MONI”) and certain holders of MONI’s 9.125% Senior Notes due 2020 (the "Consenting Noteholders") (incorporated by reference to Exhibit 10.1 to MONI’s Current Report on Form 8-K (File No. 333-110025), filed with the Commission on September 25, 2018).

10.2
First Amendment to Transaction Support Agreement, dated as of October 16, 2018, by and among Ascent Capital, MONI and the Consenting Noteholders (incorporated by reference to Exhibit 10.1 to MONI’s Current Report on Form 8-K (File No. 333-110025), filed with the Commission on October 17, 2018).

10.3
Amended and Restated Transaction Support Agreement, dated as of October 30, 2018, by and among Ascent Capital, MONI, the Consenting Noteholders and a group of holders of Term B-2 Loans under MONI’s Credit Facility (incorporated by reference to Exhibit 10.1 to MONI’s Current Report on Form 8-K (File No. 333-110025), filed with the Commission on October 30, 2018).

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

MONITRONICS INTERNATIONAL, INC.

Date:	November 6, 2018	By:	/s/ Jeffery R. Gardner
Jeffery R. Gardner
President and Chief Executive Officer

Date:	November 6, 2018	By:	/s/ Fred A. Graffam
Fred A. Graffam
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)