Form 10-K
period 2018-12-31
MONITRONICS INTERNATIONAL INC
filed 2019-04-01
CIK 1265107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549
 FORM 10-K
☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2018
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act)  Yes ☐  No ☒
As of April 1, 2019, Monitronics International, Inc. is a wholly owned subsidiary of Ascent Capital Group, Inc.  Monitronics International, Inc. meets the conditions set forth in General Instruction I (1) (a) and (b) of the Form 10-K and is therefore filing this Form 10-K with reduced disclosure format.

MONITRONICS INTERNATIONAL, INC.
2018 ANNUAL REPORT ON FORM 10-K

ITEM 1.   BUSINESS

General Development of Business

Monitronics International, Inc. ("Monitronics") and its consolidated subsidiaries (collectively, the "Company" or "Brinks Home SecurityTM", "we", "us", and "our"), are wholly-owned subsidiaries of Ascent Capital Group, Inc. ("Ascent Capital").  On December 17, 2010, Ascent Capital acquired 100% of the outstanding capital stock of Monitronics through the merger of Mono Lake Merger Sub, Inc. ("Merger Sub"), a direct wholly-owned subsidiary of Ascent Capital established to consummate the merger, with and into Monitronics, with Monitronics as the surviving corporation in the merger (the "Monitronics Acquisition").  We were incorporated in the state of Texas on August 31, 1994.

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

On February 26, 2018, we entered into an exclusive, long-term, trademark licensing agreement with The Brink’s Company ("Brink's"), which resulted in a complete rebranding of Monitronics and its subsidiary, LiveWatch as Brinks Home Security (the "Brink's License Agreement"). The rollout of the Brinks Home Security brand in the second quarter of 2018 included the integration of our business model under a single brand. As part of the integration, we reorganized our business from two reportable segments, "MONI" and "LiveWatch," to one reportable segment, Brinks Home Security.

Brinks Home Security provides residential customers and commercial client accounts with monitored home and business security systems, as well as interactive and home automation services, in the United States, Canada and Puerto Rico. Brinks Home Security customers are obtained through our direct-to-consumer sales channel (the "Direct to Consumer Channel") or our exclusive authorized dealer network (the "Dealer Channel"), which provides product and installation services, as well as support to customers. Our Direct to Consumer Channel offers both DIY and professional installation security solutions.

* * * * *

Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, marketing and operating strategies, new service offerings, the availability of debt refinancing, obtaining or maintaining any requested waiver of forbearance with respect to the Credit Facility and Senior Notes (each as defined below), the ability of our Company to continue as a going concern, potential restructurings and strategic transactions, financial prospects and anticipated sources and uses of capital. In particular, statements under Item 1. "Business," Item 1A. "Risk Factors", Item 2. "Properties," Item 3. "Legal Proceedings," Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" contain forward-looking statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

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

•
technological changes which could result in the obsolescence of currently utilized technology with the need for significant upgrade expenditures, including the phase-out of 3G and CDMA networks by cellular carriers;

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

•	the outcome of any pending, threatened, or future litigation, including potential liability for failure to respond adequately to alarm activations;

•	the ability to continue to obtain insurance coverage sufficient to hedge our risk exposures, including as a result of acts of third parties and/or alleged regulatory violations;

•	changes in the nature of strategic relationships with original equipment manufacturers, dealers and our other business partners;

•	the reliability and creditworthiness of our independent alarm systems dealers and subscribers;

•	changes in our expected rate of subscriber attrition;

•	the availability and terms of capital, including the ability of the Company to refinance its existing debt or obtain future financing to grow its business;

•	our high degree of leverage and the restrictive covenants governing our indebtedness;

•	availability of, and our ability to retain, qualified personnel; and

•	our ability to refinance the Senior Notes (as defined below) or to reach an agreement on the terms of a restructuring with our stakeholders.

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

Narrative Description of Business

Monitronics International, Inc., a Texas corporation, does business as Brinks Home Security and provides residential customers and commercial client accounts with monitored home and business security systems, as well as interactive and home automation services, in the United States, Canada and Puerto Rico. Our principal executive office is located at 1990 Wittington Place, Farmers Branch, Texas, telephone number (972) 243-7443.

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

•	hands-free two-way interactive voice communication between our monitoring center and our customers; and

•	customer service and technical support related to home monitoring systems and home automation services.

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

Our Dealer Channel, which we consider exclusive based on our right of first refusal with respect to any accounts generated by such dealers, is our largest source of customers representing 66% of gross additional customers during the year ended December 31, 2018, when excluding bulk account purchases in the period. By outsourcing the low margin, high fixed-cost elements of our business to a large network of dealers, it has significant flexibility in managing our asset-light cost structure across business cycles. Accordingly, we are able to allocate capital to growing our revenue-generating customer base rather than to local offices or depreciating hard assets and, we believe, derive higher cash flow generation.

Our Direct to Consumer Channel is an important addition to our channel diversity. Our Direct to Consumer Channel accounted for 34% of our gross additional customers during the year ended December 31, 2018, when excluding bulk account purchases in the period. Our Direct to Consumer Channel provides customers with a DIY home security product and a professional installation option. Our DIY offering provides an asset-light, geographically unconstrained product. In contrast to our Dealer Channel with local market presence, our Direct to Consumer Channel generates accounts through leads from direct response marketing. The Direct to Consumer Channel, including DIY, is expected to lower creation costs per account acquired.

We generate nearly all of our revenue from fees charged to customers (or "subscribers") under alarm monitoring agreements ("AMAs"), which include access to interactive and automation features at a higher fee.  Additional revenue is also generated as our customers bundle other interactive services with their traditional monitoring services. During the year ended December 31, 2018, 94% of new customers purchased at least one of our interactive services alongside traditional security monitoring services. As of December 31, 2018, we had 921,750 subscribers generating $41,700,000 of Recurring Monthly Revenue ("RMR").

We generate incremental revenue through product and installation sales or by providing additional services, such as maintenance and wholesale contract monitoring. Contract monitoring includes fees charged to other security alarm companies for monitoring their accounts on a wholesale basis. As of December 31, 2018, we provided wholesale monitoring services for approximately 56,000 accounts. The incremental revenue streams do not represent a significant portion of our overall revenue.

Sales and Marketing

In June 2018, management began marketing the Brinks Home Security brand directly to consumers through internet and print national advertising campaigns and partnerships with other subscription- or member-based organizations and businesses. This, coupled with our authorized dealer nationwide network, is an effective way for us to market alarm systems.  Locally-based dealers are often an integral part of the communities they serve and understand the local market and how best to satisfy local needs. By combining the dealer's local presence and reputation with the nationally marketed Brinks Home Security brand, accompanied with its high quality service and support, we are able to cost-effectively provide local services and take advantage of economies of scale where appropriate. We also offer a differentiated go-to-market strategy through direct response TV, internet and radio advertising.

Dealer Channel

Our Dealer Channel consists of approximately 300 independent dealers who are typically small businesses that sell and install alarm systems.  These dealers generally do not retain the AMAs due to the scale and large upfront investment required to build and efficiently operate monitoring stations and related infrastructure.  These dealers typically sell the AMAs to third parties and outsource the monitoring function for any AMAs they retain. The initial contract term for contracts generated by the dealers are typically three years, with automatic renewals annually or on a month-to-month basis depending on state and local regulations. We have the ability to monitor signals from nearly all types of residential security systems.

We generally enter into exclusive contracts with dealers that typically have initial terms ranging between two to five years, with renewal terms thereafter. In order to maximize revenue and geographic diversification, we partner with dealers from throughout the U.S. We believe our ability to maximize return on invested capital is largely dependent on the quality of our dealers and the accounts acquired. In addition, rigorous underwriting standards are applied to, and a detailed review is conducted of, each AMA to be acquired.

We generally acquire each new AMA at a cost based on a multiple of the account's RMR. The dealer contracts generally provide that if an acquired AMA is terminated within the first 12 months, the dealer must replace the AMA or refund the AMA purchase price. To secure the dealer’s obligation, we typically retain a percentage of the AMA purchase price.

Customer Integration and Marketing

Dealers in our Dealer Channel typically introduce customers to us when describing our central monitoring station.  Following the acquisition of an AMA from a dealer, the customer is notified that we are responsible for all their monitoring and customer service needs.  The customer's awareness and identification of our brand as the monitoring service provider is further supported by the distribution of branded materials by the dealer to the customer at the point of sale. Such materials may include the promotional items listed below. All materials provided in the dealer model focus on the Brinks Home Security brand and our role as the single source of support for the customer.

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

Dealer Marketing Support

We offer our authorized dealers an extensive marketing support program that is focused on developing professionally designed sales and marketing materials that will help dealers market alarm systems and monitoring services with maximum effectiveness. Materials offered to authorized dealers include:

•	sales brochures and flyers;

•	yard signs;

•	window decals;

•	customer forms and agreements;

•	sales presentation binders;

•	door hangers;

•	vehicle graphics;

•	trade show booths; and

•	clothing bearing the Brinks Home Security brand name.

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

Negotiated Account Acquisitions

In addition to the development of our Dealer Channel, we periodically acquire alarm monitoring accounts from other alarm companies in bulk on a negotiated basis. Our management has extensive experience in identifying potential opportunities, negotiating account acquisitions and performing thorough due diligence, which helps facilitate execution of new acquisitions in a timely manner.

Direct to Consumer Channel

We are also a leading DIY home security provider offering professionally monitored security services through the Direct to Consumer Channel. The Direct to Consumer Channel obtains subscribers through e-commerce online sales and through a trained inside sales phone operation. Historically, this channel offered substantial equipment subsidies to initiate, renew or upgrade AMAs. However, we have recently changed our approach on the initial sale and are now charging and collecting full sales price on most of our equipment offerings. For certain qualified customers, third party financing is available for customers to pay for their equipment. We receive the cash for these sales from the third party financing company, of which we pay a contractual financing fee per transaction. Contract terms for AMAs originated through the Direct to Consumer Channel can vary depending on packages selected, with the current standard offering being a three year contract. The Company is recently exploring no contract options for certain security offerings. The Direct to Consumer Channel is currently the primary channel to market and acquire customers subscribing to alarm monitoring and other interactive services provided in our Nest Labs, Inc. ("Nest") partnership.

When a customer initiates and completes the sales process to obtain alarm monitoring services, including signing an AMA, we pre-configure the alarm monitoring system based on the customer's specifications, then package and ship the equipment directly to the customer. The customer can either self-install the equipment or we can provide an installation technician to perform the installation on-site. The customer or installation technician activates the monitoring service with our central station over the phone.

Customer Operations

Once a customer has contracted for services, we provide 24-hour monitoring services through our alarm monitoring center as well as billing and 24-hour technical support through our customer care center, located in Farmers Branch, Texas.  Our alarm monitoring center has received the Monitoring Association’s prestigious Five Diamond certification. Five Diamond certification is achieved by having all alarm monitoring operators complete special industry training and pass an exam.

We have a back-up facility in Dallas, Texas that is capable of supporting monitoring and certain customer service operations in the event of a disruption at our primary alarm monitoring and customer care center.

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

We seek to increase subscriber satisfaction and retention by carefully managing customer and technical service. The customer care center handles all general inquiries from all subscribers, including those related to subscriber information changes, basic alarm troubleshooting, alarm verification, technical service requests and requests to enhance existing services. We have a proprietary centralized information system that enables us to satisfy a substantial amount of subscriber technical inquiries over the telephone, without dispatching a service technician. If the customer requires field service, we rely on our nationwide network of independent service dealers and over 85 employee field service technicians to provide such service.  We closely monitor service dealer performance with customer satisfaction forms, follow-up quality assurance calls and other performance metrics.  In 2018, we dispatched approximately 255 independent service dealers around the country to handle our field service.

Customers

We believe that our subscriber acquisition process, which includes both clearly defined customer account standards and a comprehensive due diligence process focusing on both the dealers and the AMAs to be acquired, contributes significantly to the high quality of our subscriber base. For each of the last five calendar years, the average credit score associated with AMAs that were acquired was 710 or higher on the FICO scale.

Approximately 94% of our subscribers are residential homeowners and the remainder are small commercial accounts. We believe that by focusing on residential homeowners, rather than renters, we can reduce attrition, because homeowners relocate less frequently than renters.

Intellectual Property

Pursuant to the terms of the Brink's License Agreement, Monitronics has exclusive use of the Brinks and Brinks Home Security trademarks related to the residential smart home and home security categories in the U.S. and Canada. The Brink's License Agreement provides for an initial term of seven years and, subject to certain conditions, allows for subsequent renewal periods whereby Monitronics can extend the agreement beyond 20 years. We also own certain proprietary software applications that are used to provide services to our dealers and subscribers, including various trademarks, patents and patents pending related to our "ASAPer" system, which causes a predetermined group of recipients to receive a text message automatically once an alarm is triggered. Other than as mentioned above, we and our subsidiaries do not hold any patents or other intellectual property rights on our proprietary software applications.

Strategy

Our goal is to maximize return on invested capital, which we believe may be achieved by pursuing the following strategies:

Capitalize on Limited Market Penetration

We seek to capitalize on what we view as the current limited market penetration in security services and grow our existing customer base through the following initiatives:

•	continue to develop our leading dealer position in the market to drive acquisitions of high quality AMAs;

•	leverage our Direct to Consumer Channel to competitively secure new customers without significantly altering our existing asset-light business model;

•	increase home integration, automation and ancillary product offerings; and

•	continue to monitor potential accretive merger and acquisition opportunities and further industry contraction.

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

•
continue to motivate our dealers to obtain only high-quality accounts through incentives built into purchase multiples and by having a performance guarantee on substantially all dealer originated accounts;

•	prioritize the inclusion of interactive and home automation services in the AMAs we purchase, which we believe increases customer retention;

•	proactively identifying customers "at-risk" for attrition through new technology initiatives;

•	improve customer care and first call resolution;

•
continue to implement initiatives to reduce core attrition, which include more effective initial on-boarding of customers, conducting customer surveys at key touchpoints and competitive retention offers for departing customers; and

•	utilize available customer data to actively identify customers who are relocating and target retention of such customers.

Maximize Economics of Business Model

Due to the scalability of our operations and the low fixed and variable costs inherent in our cost structure, we believe we will continue to experience Adjusted EBITDA margins as costs are spread over our recurring revenue streams. In addition, we seek to optimize the rate of return on investment by managing subscriber acquisition costs, or the costs of acquiring an account ("Subscriber Acquisition Costs"). Subscriber Acquisition Costs, whether capitalized or expensed, include the direct costs related to the Direct to Consumer Channel, the acquisition costs to acquire AMAs from the Dealer Channel and certain sales and marketing costs. We consistently offer what we view as competitive rates for account acquisition. We believe our cash flows may also benefit from our continued efforts to decrease our cost to serve by investing in customer service automation and targeting cost saving initiatives.  For a discussion of Adjusted EBITDA, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

Industry; Competition

The security alarm industry is highly competitive and fragmented. Our competitors include other major security alarm companies with nationwide coverage, numerous smaller providers with regional or local coverage and certain large multi-service organizations that operate in multiple industries, including the technology, telecommunications and cable businesses. Our significant competitors for obtaining subscriber AMA's are:

•	ADT, Inc. ("ADT");

•	Vivint, Inc.;

•	Guardian Protection Services, Inc.;

•	Vector Security, Inc.;

•	Comcast Corporation;

•	SimpliSafe, Inc.; and

•	Ring LLC.

Competition in the security alarm industry is based primarily on reputation for quality of service, market visibility, services offered, price and the ability to identify and obtain customer accounts. Competition for customers has also increased in recent years with the emergence of DIY home security providers and other technology companies expanding into the security alarm industry. We believe we compete effectively with our competitors due to our reputation for reliable monitoring, customer and technical services, the quality of our services, and our relatively lower cost structure. We believe the dynamics of the security alarm industry favor larger alarm monitoring companies, such as Brinks Home Security, with a nationwide focus that have greater resources and benefit from economies of scale in technology, advertising and other expenditures.

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

Employees

At December 31, 2018, we had over 1,190 full-time employees and over 40 part-time employees, all of which are located in the U.S.

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

We have a significant amount of indebtedness.  As of December 31, 2018, we had principal indebtedness of $1,219,450,000 related to a term loan maturing in September 2022 and a revolving credit facility maturing in September 2021, both under our Credit Agreement, dated March 23, 2012 (as amended and restated, the "Credit Facility"), as well as $585,000,000 of 9.125% senior notes (the "Senior Notes") due April 2020. At December 31, 2018, we also had outstanding a 12.5% intercompany promissory note of $12,000,000 due to Ascent Capital in October 2020, of which $9,750,000 was subsequently repaid and $2,250,000 was contributed to our stated capital in January 2019. That substantial indebtedness, combined with our other financial obligations and contractual commitments, could have important consequences to us.  For example, it could:

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

The agreements governing our indebtedness restrict our ability to, among other things:

•	incur additional indebtedness;

•	make certain dividends or distributions with respect to any of our capital stock;

•	make certain loans and investments;

•	create liens;

•	enter into transactions with affiliates, including Ascent Capital;

•	restrict subsidiary distributions;

•	dissolve, merge or consolidate;

•	make capital expenditures in excess of certain annual limits;

•	transfer, sell or dispose of assets;

•	enter into or acquire certain types of AMAs;

•	make certain amendments to our organizational documents;

•	make changes in the nature of our business;

•	enter into certain burdensome agreements;

•	make accounting changes;

•	use proceeds of loans to purchase or carry margin stock; and

•	prepay our Senior Notes.

In addition, we also must comply with certain financial covenants under the Credit Facility that require us to maintain a consolidated total leverage ratio (as defined in the Credit Facility) of not more than 5.25 to 1.00 and a consolidated interest coverage ratio (as defined in the Credit Facility) of not less than 2.00 to 1.00, each of which is calculated quarterly on a trailing twelve-month basis. In addition, the Credit Facility requires us to maintain a consolidated senior secured Eligible RMR leverage ratio (as defined in the Credit Facility) of no more than 31.0 to 1.00 and a consolidated senior secured RMR leverage ratio (as defined in the Credit Facility) of no more than 31.5 to 1.00, each of which is calculated quarterly on a trailing twelve-month basis. If we cannot comply with any of these financial covenants, or if any of our subsidiaries fails to comply with the restrictions contained in the Credit Facility, such failure could lead to an event of default and we may not be able to make additional drawdowns under the revolving portion of the Credit Facility, which would limit our ability to manage our working capital requirements, and could result in the acceleration of a substantial amount of our indebtedness.

We may be unable to obtain future financing or refinance our existing indebtedness on terms acceptable to us or at all, which may hinder our ability to grow our business or satisfy our obligations and could adversely affect our ability to continue as a going concern.

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

Additionally, we may be unable to refinance our existing indebtedness, which could affect our ability to satisfy our obligations. The maturity date for each of the term loan and the revolving credit facility under the Credit Facility is subject to a springing maturity 181 days prior to the scheduled maturity date of the Senior Notes, or October 3, 2019, if we are unable to refinance the Senior Notes by that date. Further, as there is substantial doubt about our ability to continue as a going concern, we have received a going concern qualification in connection with the external audit report of our Annual Report on Form 10-K, for the year ended December 31, 2018, which is an event of default under the Credit Facility. At any time after the occurrence of an event of default under the Credit Facility, the lenders may, among other options, declare any amounts outstanding under the Credit Facility immediately due and payable and terminate any commitment to make further loans under the Credit Facility. A default under the Credit Facility is also an event of default under the Senior Notes. Further, in connection with management’s negotiations with its creditors, the Company did not make its Senior Notes interest payment due on April 1, 2019.  The indenture governing the Senior Notes provides for a 30-day cure period on past due interest payments.  If an event of default occurs and is continuing with respect to the Senior Notes, the holders of the Senior Notes may declare the aggregate principal amount of the Senior Notes and any accrued interest on the Senior Notes to be immediately due and payable.

The Company has obtained a waiver from the Credit Facility revolving loan lenders and a forbearance from the Credit Facility term lenders, in each case with respect to the default in connection with the going concern qualification contained in the Company's external audit report of our Annual Report on Form 10-K for the year ended December 31, 2018 (the “Going Concern Default”), and in each case through April 30, 2019, subject to the terms and conditions of the waiver and forbearance. The waiver obtained from the Credit Facility revolving loan lenders allows the Company to continue to borrow under the revolving credit facility under the Credit Facility for up to $195,000,000 at an alternate base rate plus 3.00%. The forbearance obtained from the Credit Facility term lenders states that the term loan lenders will not exercise remedies with respect to an event of default that may occur from the Going Concern Default. The Going Concern Default and any resulting event of default under the Credit Facility term loan would continue despite the forbearance in respect thereto, absent a waiver from the term loan lenders. To the extent any waiver or forbearance under the Credit Facility expires, any acceleration as a result of an event of default under the Credit Facility would trigger an event of default under the indenture governing the Senior Notes. To the extent an event of default under such indenture occurs, the Company would seek to obtain a waiver or forbearance from the bondholders thereunder. To the extent the Company is unable to receive a continuing waiver or forbearance of such a default or event of default, as applicable, from the lenders under its Credit Facility or the bondholders under the indenture governing the Senior Notes, the Company would be unable to meet its obligations thereunder and would need to take other measures to satisfy its creditors, which could result in significant negative and other consequences, as described under "We have a substantial amount of indebtedness and the costs of servicing that debt may materially affect our business."

We may be subject to United States Bankruptcy Court proceedings in the near future, which would pose significant risks to our business and to our investors.

We are currently analyzing various alternatives to address our liquidity and capital structure and are in active dialogue with various stakeholders regarding a possible restructuring. We are not able to predict our success in attempting to negotiate with these parties. We have engaged financial and legal advisors to assist us in, among other things, analyzing strategic alternatives to address our liquidity and capital structure, including strategic and refinancing alternatives to restructure our indebtedness. However, if our attempts are unsuccessful or we are unable to complete such a restructuring on satisfactory terms, we may choose to pursue a filing under Chapter 11 of the Bankruptcy Code. If an agreement is reached and we decide to pursue a restructuring, it may be necessary for us and certain of our affiliates to file voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in order to implement a restructuring through a plan of reorganization before the bankruptcy court. We may also conclude that it is necessary to initiate Chapter 11 proceedings to implement a restructuring of our obligations if we are unable to reach an agreement with our creditors and other relevant parties regarding the terms of such a restructuring, or if further events or developments arise that necessitate us seeking relief in Chapter 11. It may be necessary to commence such a bankruptcy case in the very near future. Also, if an agreement is not reached, certain creditors could commence involuntary bankruptcy cases against us.

So long as a bankruptcy case continues, our senior management would be required to spend a significant amount of time and effort dealing with the reorganization instead of focusing exclusively on our business operations. Bankruptcy cases also might make it more difficult to retain management and other personnel necessary to the success and growth of our business. In addition, the longer a bankruptcy case continues, the more likely it is that our customers, dealers and suppliers would lose confidence in our ability to reorganize our businesses successfully and would seek to establish alternative commercial relationships.

It is not possible to predict the outcome of any bankruptcy case that may occur. In the event of a bankruptcy case, there can be no assurance that we would be able to restructure as a going concern or successfully propose or confirm a plan of reorganization that provides for the continuation of the business post-bankruptcy.

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

The acquisition of AMAs involves a number of risks, including the risk that the AMAs acquired may not be profitable due to higher than expected account attrition, lower than expected revenues from the AMAs, higher than expected costs for the creation of new subscribers or monitoring accounts or, when applicable, lower than expected recoveries from dealers. The cost incurred to acquire an AMA is affected by the monthly recurring revenue generated by the AMA, as well as several other factors, including the level of competition, prior experience with AMAs acquired from the dealer, the number of AMAs acquired, the subscriber's credit score and the type of security equipment used by the subscriber. To the extent that the servicing costs or the attrition rates are higher than expected or the revenues from the AMAs or, when applicable, the recoveries from dealers are lower than expected, our business and results of operations could be adversely affected.

Our customer generation strategies and the competitive market for customer accounts may affect our future profitability.

A significant element of our business strategy is the generation of new customer accounts through our Dealer Channel, which accounted for a substantial portion of our new customer accounts for the year ended December 31, 2018. Our future operating results will depend in large part on our ability to manage our generation strategies effectively. Although we currently generate accounts through hundreds of authorized dealers, a significant portion of our accounts originate from a smaller number of dealers. We experience a loss of dealers from our dealer network due to various factors, such as dealers becoming inactive or discontinuing their alarm monitoring business and competition from other alarm monitoring companies. If we experience a loss of dealers representing a significant portion of our account generation engine or if we are unable to replace or recruit dealers in accordance with our business plans, our business, financial condition and results of operations could be materially and adversely affected.

In recent years, our acquisition of new customer accounts through our Dealer Channel has declined due to the attrition of large dealers, efforts to acquire new accounts from dealers at lower purchase prices, consumer buying behaviors, including trends of buying security products through online sources and increased competition from technology, telecommunications and cable companies in the market. We are increasingly reliant on our Direct to Consumer Channel and strategic relationships with third parties, such as Nest, to counter-balance this declining account generation through our Dealer Channel. If we are unable to generate sufficient accounts through our Direct to Consumer Channel and strategic relationships to replace declining new accounts through dealers, our business, financial condition and results of operations could be materially and adversely affected.

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

Substantially all of our revenues are derived from the recurring monthly revenue due from subscribers under the AMAs. Therefore, we are dependent on the ability and willingness of subscribers to pay amounts due under the AMAs on a monthly basis in a timely manner. Although subscribers are contractually obligated to pay amounts due under an AMA and are generally prohibited from canceling the AMA for the initial term of the AMA, subscribers' payment obligations are unsecured, which could impair our ability to collect any unpaid amounts from our subscribers. To the extent payment defaults by subscribers under the AMAs are greater than anticipated, our business and results of operations could be materially and adversely affected.

We are also exploring different pricing plans for our products and services, including larger up-front payments and consumer financing options for residential equipment purchases. We currently have arrangements with a third-party financing company to provide financing to customers who wish to finance their equipment purchases from us. These financing arrangements could increase the credit risks associated with our subscribers and any efforts to mitigate risk may not be sufficient to prevent our results of operations from being materially adversely affected.

We are subject to credit risk and other risks associated with our dealers.

Under the standard alarm monitoring contract acquisition agreements that we enter into with our dealers, if a subscriber terminates their service with us during the first twelve months after the AMA has been acquired, the dealer is typically required to elect between substituting another AMA for the terminating AMA or compensating us in an amount based on the original acquisition cost of the terminating AMA. We are subject to the risk that dealers will breach their obligation to provide a comparable substitute AMA for a terminating AMA. Although we withhold specified amounts from the acquisition cost paid to dealers for AMAs ("holdback"), which may be used to satisfy or offset these and other applicable dealer obligations under the alarm monitoring contract acquisition agreements, there can be no guarantee that these amounts will be sufficient to satisfy or offset the full extent of the default by a dealer of its obligations under its agreement. If the holdback does prove insufficient to cover dealer obligations, we are also subject to the credit risk that the dealers may not have sufficient funds to compensate us or that any such dealer will otherwise breach its obligation to compensate us for a terminating AMA. To the extent defaults by dealers of the obligations under their agreements are greater than anticipated, our financial condition and results of operations could be materially and adversely affected. In addition, a significant portion of our accounts originate from a small number of dealers. If any of these dealers discontinue their alarm monitoring business or cease operations altogether as a result of business conditions or due to increasingly burdensome regulatory compliance, the dealer may breach its obligations under the applicable alarm monitoring contract acquisition agreement and, to the extent such dealer has originated a significant portion of our accounts, our financial condition and results of operations could be materially and adversely affected to a greater degree than if the dealer had originated a smaller number of accounts.

An inability to provide the contracted monitoring service could adversely affect our business.

A disruption to the main monitoring facility, the back-up monitoring facility and/or third party monitoring facility could affect our ability to provide alarm monitoring services to our subscribers. Our main monitoring facility holds Underwriter Laboratories listings as a protective signaling services station and maintains certain standards of building integrity, redundant computer and communications facilities and backup power, among other safeguards. However, no assurance can be given that our main monitoring facility will not be disrupted by a technical failure, including communication or hardware failures, catastrophic event or natural disaster, fire, weather, malicious acts or terrorism. Furthermore, no assurance can be given that our back-up or third party monitoring center will not be disrupted by the same or a simultaneous event or that it will be able to perform effectively in the event its main monitoring center is disrupted. Any such disruption, particularly one of a prolonged duration, could have a material adverse effect on our business.

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

Substantially all of our subscriber alarm systems use either cellular service or traditional land-line to communicate alarm signals from the subscribers’ locations to our monitoring facilities. The number of land-line customers has continued to decline as fewer new customers utilize land-lines and consumers give up their land-line and exclusively use cellular and IP communication technology in their homes and businesses. As land-line and cellular network service is discontinued or disconnected, subscribers with alarm systems that communicate over these networks may need to have certain equipment in their security system replaced to maintain their monitoring service. The process of changing out this equipment may require us to subsidize the replacement of subscribers' outdated equipment and is likely to cause an increase in subscriber attrition. For example, certain cellular carriers recently announced that they plan to retire their 3G and CDMA networks by the end of 2022, and we currently estimate that the retirement of these networks will impact approximately 510,000 of our subscribers. We are working on plans to identify and offer equipment upgrades to this population of subscribers. While such plans are not finalized, we do expect to incur incremental costs over the next three years related to the retirement of 3G and CDMA networks. Total costs for the conversion of such customers are subject to numerous variables, including our ability to work with our partners and subscribers on cost sharing initiatives. If we are unable to adapt timely to changing technologies, market conditions, customer preferences, or convert a substantial portion of our current 3G and CDMA subscribers before the 2022 retirement of these networks, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

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

The security alarm monitoring industry is highly competitive and fragmented. As of December 31, 2018, we were one of the largest alarm monitoring companies in the U.S. when measured by the total number of subscribers under contract. We face competition from other alarm monitoring companies, including companies that have more capital and that may offer higher prices and more favorable terms to dealers for AMAs or charge lower prices to customers for monitoring services. We also face competition from a significant number of small regional competitors that concentrate their capital and other resources in targeting local markets and forming new marketing channels that may displace the existing alarm system dealer channels for acquiring AMAs. Further, we are facing increasing competition from telecommunications, cable and technology companies who are expanding into alarm monitoring services and bundling their existing offerings with monitored security services. The existing access to and relationship with subscribers that these companies have could give them a substantial advantage over us, especially if they are able to offer subscribers a lower price by bundling these services. Any of these forms of competition could reduce the acquisition opportunities available to us, thus slowing our rate of growth, or requiring us to increase the price paid for subscriber accounts, thus reducing our return on investment and negatively impacting our revenues and results of operations.

Risks of liability from our business and operations may be significant.

The nature of the services we provide potentially exposes us to greater risks of liability for employee acts or omissions or system failures than may be inherent in other businesses. If subscribers believe that they incurred losses as a result of an action or failure to act by us, the subscribers (or their insurers) could bring claims against us, and we have been subject to lawsuits of this type from time to time. Similarly, if dealers believe that they incurred losses or were denied rights under the alarm monitoring contract acquisition agreements as a result of an action or failure to act by us, the dealers could bring claims against us. Although substantially all of our AMAs and alarm monitoring contract acquisition agreements contain provisions limiting our liability to subscribers and dealers, respectively, in an attempt to reduce this risk, the AMAs or alarm monitoring contract acquisition agreements that do not contain such provisions expose us to risks of liability that could materially and adversely affect our business. Moreover, even when such provisions are included in an AMA or alarm monitoring contract acquisition agreement, in the event of any such litigation, no assurance can be given that these limitations will be enforced, and the costs of such litigation or the related settlements or judgments could have a material adverse effect on our financial condition. In addition, there can be no assurance that we are adequately insured for these risks. Certain of our insurance policies and the laws of some states may limit or prohibit insurance coverage for punitive or certain other types of damages or liability arising from gross negligence. If significant uninsured damages are assessed against us, the resulting liability could have a material adverse effect on our financial condition or results of operations.

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

The success of the Company has been largely dependent upon the active participation of our officers and employees. The loss of the services of key members of our management for any reason may have a material adverse effect on our operations and the ability to maintain and grow our business. We depend on the managerial skills and expertise of our management and employees to provide customer service by, among other things, monitoring and responding to alarm signals, coordinating equipment repairs, administering billing and collections under the AMAs and administering and providing dealer services under the contract acquisition agreements. There is no assurance that we will be able to retain our current management and other experienced employees or replace them satisfactorily to the extent they leave our employ. The loss of our experienced employees' services and expertise could materially and adversely affect our business.

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

Even as economic conditions may improve in the United States as a whole, this improvement may not occur or further deterioration may occur in the regions where our subscribers are more heavily concentrated such as, Texas, California, Florida and Arizona which, in the aggregate, comprise approximately 40% of our subscribers. Further, certain of these regions are more prone to natural disasters, such as hurricanes, floods or earthquakes. Although we have a geographically diverse subscriber base, adverse conditions in one or more states where our business is more heavily concentrated could have a significant adverse effect on our business, financial condition and results of operations.

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

Our acquisition strategy may not be successful.

We may seek opportunities to grow free cash flow through strategic acquisitions, which may include leveraged acquisitions. However, there can be no assurance that we will be able to invest our capital in acquisitions that are accretive to free cash flow which could negatively impact our growth. Our ability to consummate such acquisitions may be negatively impacted by various factors, including among other things:

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

We may pursue business opportunities that diverge from our current business model, including expanding our products or service offerings, investing in new and unproven technologies, adding or modifying the focus of our customer acquisition channels and forming new alliances with companies to market our services. We can offer no assurance that any such business opportunities will prove to be successful. Among other negative effects, our pursuit of such business opportunities could cause our cost of investment in new customers to grow at a faster rate than our recurring revenue. Additionally, any new alliances or customer acquisition channels could have higher cost structures than our current arrangements, which could reduce operating margins and require more working capital. In the event that working capital requirements exceed operating cash flow, we might be required to draw on our Credit Facility or pursue other external financing, which may not be readily available. Further, new alliances or customer acquisition channels may also result in the cannibalization of our products, such as in the case of the alliance with Nest. Any of these factors could materially and adversely affect our business, financial condition, results of operations and cash flows.

Third party claims with respect to our intellectual property, if decided against us, may result in competing uses of our intellectual property or require the adoption of new, non-infringing intellectual property.

We have received and may in the future receive notices claiming we committed intellectual property infringement, misappropriation or other intellectual property violations and third parties have claimed, and may, in the future, claim that we do not own or have rights to use all intellectual property rights used in the conduct of our business. While we do not believe that any of the claims we previously received are material, there can be no assurance that third parties will not assert future infringement claims against us or claim that our rights to our intellectual property are invalid or unenforceable, and we cannot guarantee that these claims will be unsuccessful. The "Brinks" and "Brinks Home Security" trademarks are licensed from Brink's. While Brink's is required to defend its intellectual property rights related to the "Brinks" or "Brinks Home Security" trademarks, any claims involving rights to use the "Brinks" or "Brinks Home Security" trademarks could have a material adverse effect on our business if such claims were decided against Brink's and Brink's was precluded from using or licensing the "Brinks" or "Brinks Home Security" trademarks or others were allowed to use such trademarks. If we were required to adopt a new name, it would entail marketing costs in connection with building up recognition and goodwill in such new name. In the event that we were enjoined from using any of our other intellectual property, there would be costs associated with the replacement of such intellectual property with developed, acquired or licensed intellectual property. There would also be costs associated with the defense and settlement of any infringement or misappropriation allegations and any damages that may be awarded.

Factors Relating to Regulatory Matters

Our business operates in a regulated industry.

Our business, operations and dealers are subject to various U.S. federal, state and local consumer protection laws, licensing regulation and other laws and regulations, and, to a lesser extent, similar Canadian laws and regulations. While there are no U.S. federal laws that directly regulate the security alarm monitoring industry, our advertising and sales practices and that of our dealer network are subject to regulation by the U.S. Federal Trade Commission (the "FTC") in addition to state consumer protection laws. The FTC and the Federal Communications Commission have issued regulations that place restrictions on, among other things, unsolicited automated telephone calls to residential and wireless telephone subscribers by means of automatic telephone dialing systems and the use of prerecorded or artificial voice messages. If the Company (through our direct marketing efforts) or our dealers were to take actions in violation of these regulations, such as telemarketing to individuals on the "Do Not Call" registry, we could be subject to fines, penalties, private actions, investigations or enforcement actions by government regulators. We have been named, and may be named in the future, as a defendant in litigation arising from alleged violations of the Telephone Consumer Protection Act (the "TCPA"). While we endeavor to comply with the TCPA, no assurance can be given that we will not be exposed to liability as a result of our or our dealers' direct marketing efforts or debt collections. For example, we recognized a legal settlement reserve in the second quarter of 2017 related to a class action lawsuit based on alleged TCPA violations. In addition, although we have taken steps to insulate our Company from any such wrongful conduct by our dealers, and to require our dealers to comply with these laws and regulations, no assurance can be given that we will not be exposed to liability as result of our dealers' conduct. If the Company or any such dealers do not comply with applicable laws, we may be exposed to increased liability and penalties and there can be no assurance, in the event of such liability, that Brinks Home Security would be adequately covered, if at all, by its insurance policies. Further, to the extent that any changes in law or regulation further restrict the lead generation activity of the Company or our dealers, these restrictions could result in a material reduction in subscriber acquisition opportunities, reducing the growth prospects of our business and adversely affecting our financial condition and future cash flows. In addition, most states in which we operate have licensing laws directed specifically toward the monitored security services industry. Our business relies heavily upon wireline and cellular telephone service to communicate signals. Wireline and cellular telephone companies are currently regulated by both federal and state governments. Changes in laws or regulations could require us to change the way we operate, which could increase costs or otherwise disrupt operations. In addition, failure to comply with any such applicable laws or regulations could result in substantial fines or revocation of our operating permits and licenses, including in geographic areas where our services have substantial penetration, which could adversely affect our business and financial condition. Further, if these laws and regulations were to change or we failed to comply with such laws and regulations as they exist today or in the future, our business, financial condition and results of operations could be materially and adversely affected.

Increased adoption of statutes and governmental policies purporting to void automatic renewal provisions in AMAs, or purporting to characterize certain charges in the AMAs as unlawful, could adversely affect our business and operations.

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

False alarm ordinances could adversely affect our business and operations.

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

Enactment of these measures could adversely affect our future operations and business. Alarm monitoring companies operating in areas impacted by government alarm ordinances may choose to hire third-party guard firms to respond to an alarm. If we need to hire third-party guard firms, it could have a material adverse effect on our business through either increased servicing costs, which could negatively affect the ability to properly fund our ongoing operations, or increased costs to our customers, which may limit our ability to attract new customers or increase our subscriber attrition rates. In addition, the perception that police departments will not respond to monitored burglar alarms may reduce customer satisfaction or customer demand for an alarm monitoring service.  Although we currently have less than 80,000 subscribers in areas covered by these ordinances or policies, a more widespread adoption of policies of this nature could adversely affect our business.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

Brinks Home Security leases approximately 165,000 square feet in Farmers Branch, Texas to house its executive offices, monitoring and certain call centers, sales and marketing and data retention functions.  Brinks Home Security also leases approximately 16,000 square feet of office space in Dallas, Texas that supports its monitoring operations and back up facility.

Additionally, Brinks Home Security leases approximately 26,000 square feet of office space in St. Marys, Kansas to house sales office functions and our fulfillment center and approximately 17,500 square feet of office space in Manhattan, Kansas to house sales office functions. Brinks Home Security also leases approximately 8,100 square feet of office space in Evanston, Illinois for general administrative and sales office functions.

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

We paid dividends to Ascent Capital in the amount of $5,000,000 for both of the years ended December 31, 2018 and 2017, respectively. From time to time we may provide dividends to Ascent Capital as permitted in our Credit Facility.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying consolidated financial statements and the notes thereto included elsewhere herein.

Overview

Brinks Home Security provides residential customers and commercial client accounts with monitored home and business security systems, as well as interactive and home automation services, in the United States, Canada and Puerto Rico. Brinks Home Security customers are obtained through our direct-to-consumer sales channel (the "Direct to Consumer Channel") or our exclusive authorized dealer network (the "Dealer Channel"), which provides product and installation services, as well as support to customers. Our Direct to Consumer Channel offers both Do-It-Yourself ("DIY") and professional installation security solutions.

The rollout of the Brinks Home Security brand in the second quarter of 2018 included the integration of our business model under a single brand. As part of the integration, we reorganized our business from two reportable segments, "MONI" and "LiveWatch", to one reportable segment, Brinks Home Security. Following the integration, the Company's chief operating decision maker reviews internal financial information on a consolidated basis. The change in reportable segments had no impact on our previously reported historical consolidated financial statements.

Effective January 1, 2018, the Company adopted Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, as amended, (Topic 606) ("Topic 606") using the modified retrospective approach, which means the standard is applied to only the current period. Any significant impact as a result of this adoption is discussed in the results of operations detail below. See note 5, Revenue Recognition, in the notes to the accompanying consolidated financial statements for further discussion.

The Company early adopted ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04") which requires a goodwill impairment to be recognized as the difference of the fair value and the carrying value of the reporting unit. See note 7, Goodwill, in the notes to the accompanying consolidated financial statements for further discussion.

The Company also adopted ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities ("ASU 2017-12") which simplifies the application of hedge accounting guidance. The standard was early adopted effective January 1, 2018, and an opening equity adjustment of $605,000 was recognized that reduced Accumulated deficit, offset by a gain in Accumulated other comprehensive income (loss). There was no material impact as a result of this adoption to the results of operations detail below. See note 1, Basis of Presentation, in the notes to the accompanying consolidated financial statements for further discussion.

Going Concern and Potential Bankruptcy

Based on the factors discussed below in "Liquidity and Capital Resources," the Company has received a going concern qualification in connection with the external audit report of its Annual Report on Form 10-K for the year ended December 31, 2018.

The Company has engaged financial and legal advisors to assist in considering potential alternatives to address the issues described in "Liquidity and Capital Resources." The Company may not be able to come to an agreement with respect to the outstanding indebtedness that is acceptable to all of the Company’s stakeholders. The Company’s failure to refinance the Senior Notes or to reach an agreement with its stakeholders on the terms of a restructuring would have a material adverse effect on its liquidity, financial condition and results of operations and may result in our filing a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in order to implement a restructuring plan.

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

The table below presents subscriber data for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018	2017
Beginning balance of accounts	975,996	1,046,791
Accounts acquired	112,920	95,786
Accounts canceled (b)	(162,579)	(159,630)
Canceled accounts guaranteed by dealer and other adjustments (a) (b)	(4,587)	(6,951)
Ending balance of accounts	921,750	975,996
Monthly weighted average accounts	950,705	1,016,798
Attrition rate - Unit (b)	17.1%	15.7%
Attrition rate - RMR (b) (c)	14.9%	14.1%

(a)	Includes canceled accounts that are contractually guaranteed to be refunded from holdback.

(b)
Accounts canceled for the year ended December 31, 2017 were recast to include an estimated 4,532 accounts included in Brinks Home Security's Radio Conversion Program that canceled in excess of their expected attrition.

(c)
The recurring monthly revenue ("RMR") of canceled accounts follows the same definition as subscriber unit attrition as noted above. RMR attrition is defined as the RMR of canceled accounts in a given period, adjusted for the impact of price increases or decreases in that period, divided by the weighted average of RMR for that period.

The unit attrition rate for the years ended December 31, 2018 and 2017 was 17.1% and 15.7%, respectively. The RMR attrition rate for the years ended December 31, 2018 and 2017 was 14.9% and 14.1%, respectively. Contributing to the increase in unit and RMR attrition was fewer customers under contract or in the dealer guarantee period in the year ended December 31, 2018, as compared to the prior period, and increased competition from new market entrants. The increase in the RMR attrition rate for the year ended December 31, 2018 is partially offset by Brinks Home Security's more aggressive price increase strategy.

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

Accounts Acquired

During the years ended December 31, 2018 and 2017, the Company acquired 112,920 and 95,786 subscriber accounts, respectively, through its Dealer and Direct to Consumer Channels. Accounts acquired for the years ended December 31, 2018 and 2017 reflect bulk buys of approximately 17,800 and 3,500 accounts, respectively. The increase in accounts acquired for the year ended December 31, 2018 is primarily due to bulk buys completed in 2018.

RMR acquired during the years ended December 31, 2018 and 2017 was approximately $5,326,000 and $4,603,000, respectively.

Strategic Initiatives

Given the recent decreases in the generation of new subscriber accounts in our Dealer Channel and trends in subscriber attrition, we have implemented several initiatives related to account growth, creation costs, attrition and margin improvements.

Account Growth

We believe that generating account growth at a reasonable cost is essential to scaling our business and generating stakeholder value. In recent years, acquisition of new subscriber accounts through our Dealer Channel has declined due to the attrition of large dealers, efforts to acquire new accounts from dealers at lower purchase prices, changes in consumer buying behavior and increased competition from technology, telecommunications and cable companies in the market. We currently have several initiatives in place to improve account growth, which include:

•	Enhancing our brand recognition with consumers, which was recently bolstered by the rebranding to Brinks Home Security,

•	Recruiting high quality dealers into the Brinks Home Security Authorized Dealer Program,

•	Assisting new and existing dealers with training and marketing initiatives to increase productivity,

•	Acquiring bulk accounts to supplement account generation,

•	Offering third party equipment financing to consumers which is expected to assist in driving account growth at lower creation costs, and

•	Growing the Direct to Consumer Channel under the Brinks Home Security brand.

Creation Costs

We also consider the management of creation costs to be a key driver in improving our financial results, as lower creation costs would improve our profitability and cash flows. The initiatives related to managing creation costs include:

•	Growing the Direct to Consumer Channel, including further leveraging our partnership with Nest Labs, Inc., with expected lower creation cost multiples,

•	Expanding the use and availability of third party financing to all of its sales channels, which will drive down net creation costs, and

•	Negotiating lower subscriber account purchase price multiples in its Dealer Channel.

Attrition

While we have also experienced higher subscriber attrition rates in the past few years, we have continued to develop our efforts to manage subscriber attrition, which we believe will help drive increases in our subscriber base and stakeholder value. We currently have several initiatives in place to reduce subscriber attrition, which include:

•	Maintaining high customer service levels,

•	Using predictive modeling to identify subscribers with a higher risk of cancellation and engaging with these subscribers to obtain contract extensions on terms favorable to us, and

•	Implementing effective pricing strategies.

Margin Improvement

We have also adopted initiatives to reduce expenses and improve our financial results, which include:

•	Reducing our operating costs by right sizing the cost structure to the business and leveraging our scale,

•	Implementing more sophisticated purchasing techniques, and

•	Increasing use of automation.

While the uncertainties related to the successful implementation of the foregoing initiatives could impact our ability to achieve net profitability and positive cash flows in the near term, we believe they will position us to improve our operating performance, increase cash flows and create stakeholder value over the long-term.

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

	Year Ended December 31,
	2018	2017
Net revenue	$540,358	553,455
Cost of services	128,939	119,193
Selling, general and administrative, including stock-based and long-term incentive compensation	118,940	155,902
Amortization of subscriber accounts, deferred contract acquisition costs and other intangible assets	211,639	236,788
Interest expense	180,770	145,492
Income tax benefit	(11,552)	(1,893)
Net loss (b)	(678,750)	(111,295)

Adjusted EBITDA (a)	$289,448	313,553
Adjusted EBITDA as a percentage of Net revenue	53.6%	56.7%

Expensed Subscriber acquisition costs, net
Gross subscriber acquisition costs	$47,874	40,312
Revenue associated with subscriber acquisition costs	(4,678)	(4,852)
Expensed Subscriber acquisition costs, net	$43,196	35,460

(a)         See reconciliation of Net loss to Adjusted EBITDA below.
(b)         Included in Net loss for the year ended December 31, 2018 is a goodwill impairment of $563,549,000. Refer to Note 7, Goodwill, for further information.

Net revenue.  Revenue decreased $13,097,000, or 2.4%, for the year ended December 31, 2018 as compared to the corresponding prior year.  The decrease in net revenue is attributable to the lower average number of subscribers in 2018. This decrease was partially offset by an increase in average RMR per subscriber due to certain price increases enacted during the past twelve months. Average RMR per subscriber increased from $44.04 as of December 31, 2017 to $45.27 as of December 31, 2018. In addition, the Company recognized a $8,149,000 increase in revenue for the year ended December 31, 2018 from the favorable impact of the new revenue recognition guidance, Topic 606, adopted effective January 1, 2018.

Cost of services.  Cost of services increased $9,746,000, or 8.2%, for the year ended December 31, 2018 as compared to the corresponding prior year.  The increase is primarily due to expensing certain direct and incremental field service costs on new contracts obtained in connection with a subscriber move ("Moves Costs") of $8,646,000 for the year ended December 31, 2018. Upon adoption of Topic 606, all Moves Costs are expensed, whereas prior to adoption, certain Moves Costs were capitalized on the balance sheet. For comparative purposes, Moves Costs capitalized as Subscriber accounts, net for the year ended December 31, 2017 were $14,366,000. Furthermore, subscriber acquisition costs, which include expensed equipment and labor costs associated with the creation of new subscribers, increased to $14,722,000 for the year ended December 31, 2018 as compared to $12,158,000 for the year ended December 31, 2017. The increase is attributable to increased production volume in the Company's Direct to Consumer Channel. These increases were partially offset by reduced salary and wage expense due to lower headcount. Cost of services as a percent of net revenue increased from 21.5% for the year ended December 31, 2017 to 23.9% for the year ended December 31, 2018.

Selling, general and administrative.  Selling, general and administrative expense ("SG&A") decreased $36,962,000, or 23.7%, for the year ended December 31, 2018 as compared to the corresponding prior year.  The decrease is primarily attributable to a $28,000,000 legal settlement recognized in the second quarter of 2017 for class action litigation of alleged violation of telemarketing laws and the 2018 recognition of an aggregate of $12,500,000 in related insurance receivable settlements reached with multiple carriers that provided coverage on the matter. Also contributing to the decrease in 2018 were decreases in stock-based compensation expense, consulting fees related to company cost reduction initiatives and general and administrative headcount. These decreases were offset by increases in rebranding expense and SG&A subscriber acquisition costs associated with the creation of new subscribers. Subscriber acquisition costs included in SG&A increased to $33,152,000 for the year ended December 31, 2018 as compared to $28,154,000 for the year ended December 31, 2017. SG&A as a percent of net revenue decreased from 28.2% for the year ended December 31, 2017 to 22.0% for the year ended December 31, 2018.

Amortization of subscriber accounts, deferred contract acquisition costs and other intangible assets.  Amortization of subscriber accounts, deferred contract acquisition costs and other intangible assets decreased $25,149,000, or 10.6%, for the year ended December 31, 2018 as compared to the corresponding prior year.  The decrease is related to a lower number of subscriber accounts purchased in the last year ended December 31, 2018 compared to the corresponding prior year as well as the timing of amortization of subscriber accounts acquired prior to 2018, which have a lower rate of amortization in 2018 based on the applicable double declining balance amortization method. Additionally, as discussed above, Moves Costs are expensed under Topic 606, whereas prior to adoption, these Moves Costs were capitalized on the balance sheet and amortized. This change resulted in a $7,487,000 decrease in amortization expense for the year ended December 31, 2018. The decrease is partially offset by increased amortization related to accounts acquired subsequent to December 31, 2017.

Interest expense.  Interest expense increased $35,278,000, or 24.2%, for the year ended December 31, 2018 as compared to the corresponding prior year. The increase in interest expense is attributable to increases in the Company's revolving credit facility activity, higher interest rates from increasing LIBOR rates and increased amortization of debt discount and deferred debt costs under the effective interest rate method. Amortization of debt discount and deferred debt costs included in interest expense for the years ended December 31, 2018 and 2017 was $33,452,000 and $6,819,000, respectively. Included in the Amortization of debt discount and deferred debt costs in interest expense for the year ended December 31, 2018 is $2,870,000 of accelerated amortization related to the Senior Notes debt premium and deferred debt costs and $23,215,000 of accelerated amortization related to the Credit Facility debt discount and deferred debt costs.

Income tax benefit.  The Company had pre-tax loss of $690,302,000 and income tax benefit of $11,552,000 for the year ended December 31, 2018.  The Company had pre-tax loss of $113,188,000 and income tax benefit of $1,893,000 for the year ended December 31, 2017.  The income tax benefit for the year ended December 31, 2018 is attributable to the deferred tax impact of the full impairment of the Company's goodwill, partially offset by the Company's state tax expense incurred from Texas margin tax. The income tax benefit for the year ended December 31, 2017 is primarily attributable to the United States federal tax reform legislation that was enacted on December 22, 2017, which lowered the federal corporate income tax rate from 35% to 21% beginning in fiscal year 2018.

Net loss. The Company had net loss of $678,750,000 for the year ended December 31, 2018, as compared to $111,295,000 for the year ended December 31, 2017. The increase in net loss is primarily related to the $563,549,000 goodwill impairment recognized in 2018 and reductions in net revenue offset by the $28,000,000 legal settlement reserve recognized in the second quarter of 2017 as discussed above.

Adjusted EBITDA. The following table provides a reconciliation of Net loss to total Adjusted EBITDA for the periods indicated (amounts in thousands):

	Year Ended December 31,
	2018	2017
Net loss	$(678,750)	(111,295)
Amortization of subscriber accounts, deferred contract acquisition costs and other intangible assets	211,639	236,788
Depreciation	11,434	8,818
Stock-based compensation	474	2,981
Radio conversion costs	—	450
Legal settlement reserve (related insurance recovery)	(12,500)	28,000
Severance expense (a)	1,059	1,363
LiveWatch acquisition contingent bonus charges	250	189
Rebranding marketing program	7,410	880
Integration / implementation of company initiatives	516	2,425
Gain on revaluation of acquisition dealer liabilities	(240)	(1,358)
Impairment of capitalized software	—	713
Loss on goodwill impairment	563,549	—
Interest expense	180,770	145,492
Unrealized loss on derivative financial instruments	3,151	—
Refinancing expense	12,238	—
Income tax benefit	(11,552)	(1,893)
Adjusted EBITDA	$289,448	313,553

(a)        Severance expense for the year ended December 31, 2018 related to a reduction in headcount event. Severance expense for the year ended December 31, 2017 related to transitioning executive leadership and a reduction in headcount event.

Adjusted EBITDA decreased $24,105,000, or 7.7%, for the year ended December 31, 2018 as compared to the corresponding prior year.  The decrease is primarily the result of lower revenues, the expensing of subscriber moves in 2018 and an increase in subscriber acquisition costs as discussed above.

Expensed Subscriber acquisition costs, net. Subscriber acquisition costs, net increased to $43,196,000 for the year ended December 31, 2018 as compared to $35,460,000 for the year ended December 31, 2017. The increase in subscriber acquisition costs, net is primarily attributable to the increase in volume of direct sales subscriber acquisitions year over year.

Liquidity and Capital Resources

Capital Resources

At December 31, 2018, we had $2,188,000 of cash and cash equivalents. Our primary source of funds is our cash flows from operating activities which are generated from alarm monitoring and related service revenues.  During the years ended December 31, 2018 and 2017, our cash flow from operating activities was $104,503,000 and $150,204,000, respectively.  The primary drivers of our cash flow from operating activities are the fluctuations in revenues and operating expenses as discussed in "Results of Operations" above.  In addition, our cash flow from operating activities may be significantly impacted by changes in working capital.

During the years ended December 31, 2018 and 2017, we used cash of $140,450,000 and $142,909,000, respectively, to fund subscriber account acquisitions, net of holdback and guarantee obligations.  In addition, during the years ended December 31, 2018 and 2017, we used cash of $14,903,000 and $14,393,000, respectively, to fund our capital expenditures.

Our existing long-term debt at December 31, 2018 includes the aggregate principal balance of $1,816,450,000 under (i) the senior notes totaling $585,000,000 in principal, maturing on April 1, 2020 and bearing interest at 9.125% per annum (the "Senior Notes"), (ii) the Ascent Intercompany Loan totaling $12,000,000 in principal, maturing on October 1, 2020 and bearing interest at 12.5% per annum (the "Ascent Intercompany Loan"), and (iii) the $1,100,000,000 senior secured term loan and $295,000,000 super priority revolver under the sixth amendment to the Company's secured credit agreement dated March 23, 2012, as amended (the "Credit Facility"). The Senior Notes have an outstanding principal balance of $585,000,000 as of December 31, 2018. The Ascent Intercompany Loan has an outstanding principal balance of $12,000,000 as of December 31, 2018, of which $9,750,000 was subsequently repaid and $2,250,000 was contributed to our stated capital in January 2019. The Credit Facility term loan has an outstanding principal balance of $1,075,250,000 as of December 31, 2018 and requires principal payments of $2,750,000 per quarter with the remaining amount becoming due on September 30, 2022.  The Credit Facility revolver has an outstanding balance of $144,200,000 and a $600,000 standby letter of credit issued as of December 31, 2018, which becomes due on September 30, 2021.

The maturity date for each of the term loan and the revolving credit facility under the Credit Facility is subject to a springing maturity 181 days prior to the scheduled maturity date of the Senior Notes, or October 3, 2019, if the Company is unable to refinance the Senior Notes by that date. As there is substantial doubt about our ability to continue as a going concern, we have received a going concern qualification in connection with the external audit report of our Annual Report on Form 10-K, for the year ended December 31, 2018, which is an event of default under the Credit Facility. At any time after the occurrence of an event of default under the Credit Facility, the lenders may, among other options, declare any amounts outstanding under the Credit Facility immediately due and payable and terminate any commitment to make further loans under the Credit Facility. A default under the Credit Facility is also an event of default under the Senior Notes. If an event of default under the indenture governing the Senior Notes occurs and is continuing, the holders of the Senior Notes may declare the aggregate principal amount of the Senior Notes and any accrued interest on the Senior Notes to be immediately due and payable. To the extent that an event of default under the indenture governing the Senior Notes exists, we will seek a waiver or forbearance of such event of default.

We have obtained a waiver from the Credit Facility revolving loan lenders and a forbearance from the Credit Facility term lenders, in each case with respect to the default in connection with the going concern qualification contained in our external audit report of our Annual Report on Form 10-K for the year ended December 31, 2018 (the “Going Concern Default”), and in each case through April 30, 2019, subject to the terms and conditions of the waiver and forbearance. The waiver obtained from the Credit Facility revolving loan lenders allows us to continue to borrow under the revolving credit facility under the Credit Facility, up to $195,000,000 at an alternate base rate plus 3.00%. The forbearance obtained from the Credit Facility term lenders states that the term loan lenders will not exercise remedies with respect to an event of default that may mature from the Going Concern Default. The Going Concern Default and any resulting event of default under the Credit Facility term loan would continue, absent a waiver from the term loan lenders. To the extent any waiver or forbearance under the Credit Facility expires, any acceleration as a result of an event of default under the Credit Facility would trigger an Event of Default under the indenture governing the Senior Notes. To the extent an event of default under such indenture occurs, we would seek to obtain a waiver or forbearance from the bondholders thereunder.

Radio Conversion Costs

Recently, we have become aware that certain cellular carriers of 3G and CDMA cellular networks will be retiring their 3G and CDMA networks by the end of 2022 and we currently estimate that the retirement of these networks will impact approximately 510,000 of our subscribers. We are working on plans to identify and offer equipment upgrades to this population of subscribers. While such plans are not finalized, we do expect to incur incremental expenses over the next three years related to retirement of 3G and CDMA networks. Total costs for the conversion of such customers are subject to numerous variables, including our ability to work with our partners and subscribers on cost sharing initiatives.

Liquidity Outlook

In considering our liquidity requirements for the next twelve months, we evaluated our known future commitments and obligations including factors discussed above.  We have engaged financial and legal advisors to advise us regarding potential alternatives to address the issues described above. There can be no assurance that any such potential alternatives or restructuring transactions will be possible on acceptable terms, if at all. We may not be able to come to an arrangement that is acceptable to all of our stakeholders. Our failure to reach an arrangement on the terms of a restructuring with our stakeholders would have a material adverse effect on our liquidity, financial condition and results of operations, including requiring us to potentially file a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in order to implement a restructuring plan.

We will require the availability of funds to finance our strategy to grow through the acquisition of subscriber accounts.  We considered our expected operating cash flows as well as the current borrowing capacity of our Credit Facility revolver, under which we could, subject to the recently obtained waiver by Credit Facility revolving lenders, borrow an additional $50,200,000 as of December 31, 2018. Without additional waivers or forbearances from our Credit Facility term and revolving lenders, there may be insufficient liquidity to finance our operating strategy.

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

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

Valuation of Subscriber Accounts

Subscriber accounts, which totaled $1,195,463,000 net of accumulated amortization, at December 31, 2018, relate primarily to the cost of acquiring portfolios of monitoring service contracts from independent dealers.  The subscriber accounts acquired in the Company's business acquisitions were recorded at fair value under the acquisition method of accounting.  Subscriber accounts not acquired as part of a business combination are recorded at cost.  All direct and incremental costs, including bonus incentives related to account activation in the Direct to Consumer Channel, associated with the creation of subscriber accounts, are capitalized (the "subscriber accounts asset"). Upon adoption of Topic 606, all Moves Costs are expensed, whereas prior to adoption, certain Moves Costs were capitalized on the balance sheet.

The costs of subscriber accounts acquired in the Company's business acquisitions, as well as certain accounts acquired in bulk purchases, are amortized using the 14-year 235% declining balance method.  The costs of all other subscriber accounts are amortized using the 15-year 220% declining balance method, beginning in the month following the date of acquisition.  The amortization methods were selected to provide an approximate matching of the amortization of the subscriber accounts intangible asset to estimated future subscriber revenues based on the projected lives of individual subscriber contracts.  The realizable value and remaining useful lives of these assets could be impacted by changes in subscriber attrition rates, which could have an adverse effect on our earnings.

The Company has processes and controls in place, including the review of key performance indicators, to assist management in identifying events or circumstances that indicate the subscriber accounts asset may not be recoverable. If an indicator that the asset may not be recoverable exists, management tests the subscriber accounts asset for impairment. For purposes of recognition and measurement of an impairment loss, we view subscriber accounts as a single pool, for each of the Dealer Channel and the Direct to Consumer Channel, because of the assets’ homogeneous characteristics, and the pool of subscriber accounts is the lowest level for which identifiable cash flows are largely independent of the cash flows of the other assets and liabilities. If such assets are considered to be impaired, the impairment loss to be recognized is measured as the amount by which the carrying value of the assets exceeds the estimated fair value, as determined using the income approach.

In addition, the Company reviews the subscriber accounts asset amortization methodology annually to ensure the methodology is consistent with actual experience.

Valuation of Deferred Tax Assets

In accordance with FASB ASC Topic 740, Income Taxes, we review the nature of each component of our deferred income taxes for the ability to realize the future tax benefits.  As part of this review, we rely on the objective evidence of our current performance and the subjective evidence of estimates of our forecast of future operations.  Our estimates of realizability are subject to judgment since they include such forecasts of future operations.  After consideration of all available positive and negative evidence and estimates, we have determined that it is more likely than not that we will not realize the tax benefits associated with our United States deferred tax assets and certain foreign deferred tax assets, and as such, we have a valuation allowance which totaled $129,012,000 and $86,281,000 as of December 31, 2018 and 2017, respectively.

Valuation of Goodwill

During the year ended December 31, 2018, we recorded a full goodwill impairment of $563,549,000. Goodwill was recorded in connection with Ascent Capital's acquisition of the Company in 2010 and the Company's subsequent business acquisitions.  The Company accounts for its goodwill pursuant to the provisions of FASB ASC Topic 350, Intangibles — Goodwill and Other.  In accordance with FASB ASC Topic 350, goodwill is not amortized, but rather tested for impairment at least annually.

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

The Company assesses the recoverability of the carrying value of goodwill during the fourth quarter of its fiscal year, based on October 31 financial information, or whenever events or changes in circumstances indicate that the carrying amount of the goodwill of a reporting unit may not be fully recoverable. In early June 2018, the reportable segments known as MONI and LiveWatch were combined and presented as Brinks Home Security. As a result of the change in reportable segments, goodwill assigned to these former reporting units was reallocated and combined under the Brinks Home Security reporting unit. Recoverability is measured at the reporting unit level based on the provisions of FASB ASC Topic 350.

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

Tabular Presentation of Interest Rate Risk

The table below provides information about our outstanding debt obligations and derivative financial instruments that are sensitive to changes in interest rates. Interest rate swaps are presented at their fair value amount and by maturity date as of December 31, 2018. Debt amounts represent principal payments by maturity date, assuming certain accelerated maturities due to potential events of default, as of December 31, 2018.

Year of Maturity	Fixed Rate Derivative Instruments, net (a)	Variable Rate Debt	Fixed Rate Debt	Total
	(Amounts in thousands)
2019	$—	1,219,450	597,000	1,816,450
2020	—	—	—	—
2021	—	—	—	—
2022	(4,513)	—	—	(4,513)
2023	—	—	—	—
Thereafter	—	—	—	—
Total	$(4,513)	1,219,450	597,000	1,811,937

(a)
The derivative financial instruments reflected in this column include four interest rate swaps with a maturity date in 2022.  As a result of these interest rate swaps, the Company's effective weighted average interest rate (excluding the impacts of non-cash amortization of deferred debt costs and discounts) on the borrowings under the Credit Facility term loan is 8.08% as of December 31, 2018.  The terms of the Company’s outstanding swap derivative instruments as of December 31, 2018 are as follows:

Notional	Effective Date	Maturity Date	Fixed Rate Paid	Variable Rate Received
$189,506,107	March 23, 2018	April 9, 2022	3.110%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor
247,500,000	March 23, 2018	April 9, 2022	3.110%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor
49,500,000	March 23, 2018	April 9, 2022	2.504%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor
373,230,000	March 23, 2018	September 30, 2022	1.833%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements are filed under this Item, beginning on page 34.  The financial statement schedules required by Regulation S-X are filed under Item 15 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chairman, chief executive officer and chief financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of December 31, 2018 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting identified during the three months ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Brinks Home Security's management is responsible for establishing and maintaining adequate internal control over the Company's financial reporting. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements and related disclosures in accordance with generally accepted accounting principles. The Company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the consolidated financial statements and related disclosures in accordance with generally accepted accounting principles; (3) provide reasonable assurance that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (4) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the consolidated financial statements and related disclosures.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

The Company assessed the design and effectiveness of internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013).

Based upon our assessment using the criteria set forth by COSO, management has concluded that, as of December 31, 2018, Brinks Home Security's internal control over financial reporting is designed and operating effectively.

ITEM 9B. OTHER INFORMATION

None.

Report of Independent Registered Public Accounting Firm

To the Stockholder and Board of Directors
Monitronics International, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Monitronics International, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive income (loss), cash flows, and stockholder’s (deficit) equity for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has substantial indebtedness classified within current liabilities that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Change in Accounting Principle
As discussed in Note 5 to the consolidated financial statements, the Company has changed its method of accounting for revenue transactions with customers due to the adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, as amended.

Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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
April 1, 2019

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
Amounts in thousands, except share amounts

	As of December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$2,188	3,302
Restricted cash	189	—
Trade receivables, net of allowance for doubtful accounts of $3,759 in 2018 and $4,162 in 2017	13,121	12,645
Prepaid and other current assets	28,178	10,668
Total current assets	43,676	26,615
Property and equipment, net of accumulated depreciation of $40,531 in 2018 and $37,643 in 2017	36,539	32,789
Subscriber accounts, net of accumulated amortization of $1,621,242 in 2018 and $1,439,164 in 2017	1,195,463	1,302,028
Dealer network and other intangible assets, net of accumulated amortization of $0 in 2018 and $42,806 in 2017	—	6,994
Goodwill	—	563,549
Deferred income tax asset, net	783	—
Other assets, net	29,307	9,340
Total assets	$1,305,768	1,941,315
Liabilities and Stockholder's (Deficit) Equity
Current liabilities:
Accounts payable	$12,099	11,073
Other accrued liabilities	31,085	53,484
Deferred revenue	13,060	13,871
Holdback liability	11,513	9,309
Current portion of long-term debt	1,816,450	11,000
Total current liabilities	1,884,207	98,737
Non-current liabilities:
Long-term debt	—	1,707,297
Long-term holdback liability	1,770	2,658
Derivative financial instruments	6,039	13,491
Deferred income tax liability, net	—	13,304
Other liabilities	2,727	3,092
Total liabilities	1,894,743	1,838,579
Commitments and contingencies
Stockholder's (deficit) equity:
Common stock, $.01 par value. 1,000 shares authorized, issued and outstanding both at December 31, 2018 and December 31, 2017	—	—
Additional paid-in capital	439,711	444,330
Accumulated deficit	(1,036,294)	(334,219)
Accumulated other comprehensive loss, net	7,608	(7,375)
Total stockholder's (deficit) equity	(588,975)	102,736
Total liabilities and stockholder's (deficit) equity	$1,305,768	1,941,315

See accompanying notes to consolidated financial statements.

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income (Loss)
Amounts in thousands

	Year Ended December 31,
	2018	2017	2016
Net revenue	$540,358	553,455	570,372
Operating expenses:
Cost of services	128,939	119,193	115,236
Selling, general and administrative, including stock-based and long-term incentive compensation	118,940	155,902	114,152
Radio conversion costs	—	450	18,422
Amortization of subscriber accounts, deferred contract acquisition costs and other intangible assets	211,639	236,788	246,753
Depreciation	11,434	8,818	8,160
Loss on goodwill impairment	563,549	—	—
	1,034,501	521,151	502,723
Operating income (loss)	(494,143)	32,304	67,649
Other expense, net:
Interest expense	180,770	145,492	127,308
Unrealized loss on derivative financial instruments	3,151	—	—
Refinancing expense	12,238	—	9,500
	196,159	145,492	136,808
Loss before income taxes	(690,302)	(113,188)	(69,159)
Income tax expense (benefit)	(11,552)	(1,893)	7,148
Net loss	(678,750)	(111,295)	(76,307)
Other comprehensive income (loss):
Unrealized gain on derivative contracts, net	14,378	1,582	4,589
Total other comprehensive income, net of tax	14,378	1,582	4,589
Comprehensive loss	$(664,372)	(109,713)	(71,718)

See accompanying notes to consolidated financial statements.

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Amounts in thousands

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net loss	$(678,750)	(111,295)	(76,307)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of subscriber accounts, dealer network and other intangible assets	211,639	236,788	246,753
Depreciation	11,434	8,818	8,160
Stock-based and long-term incentive compensation	310	3,183	2,598
Deferred income tax expense (benefit)	(14,087)	(4,026)	4,140
Non-cash legal settlement reserve (related insurance recovery)	(2,750)	23,000	—
Amortization of debt discount and deferred debt costs	33,452	6,819	6,936
Refinancing expense	12,238	—	9,500
Unrealized loss on derivative financial instruments	3,151	—	—
Bad debt expense	12,300	11,014	10,785
Loss on goodwill impairment	563,549	—	—
Other non-cash activity, net	24	(4,291)	(4,595)
Changes in assets and liabilities:
Trade receivables	(12,776)	(9,790)	(11,032)
Prepaid expenses and other assets	(11,046)	(2,160)	446
Subscriber accounts - deferred contract costs	(5,418)	(3,064)	(2,947)
Payables and other liabilities	(18,767)	(4,792)	(3,910)
Net cash provided by operating activities	104,503	150,204	190,527
Cash flows from investing activities:
Capital expenditures	(14,903)	(14,393)	(9,178)
Cost of subscriber accounts acquired	(140,450)	(142,909)	(201,381)
Net cash used in investing activities	(155,353)	(157,302)	(210,559)
Cash flows from financing activities:
Proceeds from long-term debt	248,800	187,950	1,280,700
Payments on long-term debt	(184,100)	(175,250)	(1,238,059)
Payments of financing costs	(9,682)	—	(16,946)
Value of shares withheld for share-based compensation	(93)	(477)	(121)
Dividend paid to Ascent Capital	(5,000)	(5,000)	(5,000)
Net cash provided by financing activities	49,925	7,223	20,574
Net increase (decrease) in cash, cash equivalents and restricted cash	(925)	125	542
Cash, cash equivalents and restricted cash at beginning of period	3,302	3,177	2,635
Cash, cash equivalents and restricted cash at end of period	$2,377	3,302	3,177
Supplemental cash flow information:
State taxes paid, net	$2,569	2,713	2,645
Interest paid	147,632	138,339	123,763
Accrued capital expenditures	552	272	558

See accompanying notes to consolidated financial statements.

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholder's (Deficit) Equity
Amounts in thousands, except share amounts

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholder's Equity
	Shares	Amount
Balance at December 31, 2015	1,000	$—	361,228	(146,617)	(13,546)	$201,065
Net loss	—	—	—	(76,307)	—	(76,307)
Other comprehensive income	—	—	—	—	4,589	4,589
Contributions from Ascent Capital	—	—	88,000	—	—	88,000
Dividend paid to Ascent Capital	—	—	(5,000)	—	—	(5,000)
Stock-based compensation	—	—	2,719	—	—	2,719
Value of shares withheld for minimum tax liability	—	—	(121)	—	—	(121)
Balance at December 31, 2016	1,000	$—	446,826	(222,924)	(8,957)	$214,945
Net loss	—	—	—	(111,295)	—	(111,295)
Other comprehensive income	—	—	—	—	1,582	1,582
Dividend paid to Ascent Capital	—	—	(5,000)	—	—	(5,000)
Stock-based compensation	—	—	2,981	—	—	2,981
Value of shares withheld for minimum tax liability	—	—	(477)	—	—	(477)
Balance at December 31, 2017	1,000	$—	444,330	(334,219)	(7,375)	$102,736
Impact of adoption of Topic 606	—	—	—	(22,720)	—	(22,720)
Impact of adoption of ASU 2017-12	—	—	—	(605)	605	—
Adjusted balance at January 1, 2018	1,000	$—	444,330	(357,544)	(6,770)	$80,016
Net loss	—	—	—	(678,750)	—	(678,750)
Other comprehensive income	—	—	—	—	14,378	14,378
Dividend paid to Ascent Capital	—	—	(5,000)	—	—	(5,000)
Stock-based compensation	—	—	474	—	—	474
Value of shares withheld for minimum tax liability	—	—	(93)	—	—	(93)
Balance at December 31, 2018	1,000	$—	439,711	(1,036,294)	7,608	$(588,975)

See accompanying notes to consolidated financial statements.

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(1)                         Basis of Presentation

Monitronics International, Inc. and its subsidiaries (collectively, "Brinks Home SecurityTM" or the "Company") are wholly owned subsidiaries of Ascent Capital Group, Inc. ("Ascent Capital").  On December 17, 2010, Ascent Capital acquired 100% of the outstanding capital stock of the Company through the merger of Mono Lake Merger Sub, Inc. ("Merger Sub"), a direct wholly owned subsidiary of Ascent Capital established to consummate the merger, with and into the Company, with the Company as the surviving corporation in the merger (the "Monitronics Acquisition"). On August 16, 2013, Brinks Home Security acquired all of the equity interests of Security Networks LLC ("Security Networks") and certain affiliated entities (the "Security Networks Acquisition"). On February 23, 2015, Brinks Home Security acquired LiveWatch Security, LLC ("LiveWatch"), a Do-It-Yourself ("DIY") home security firm, offering professionally monitored security services through a direct-to-consumer sales channel (the "LiveWatch Acquisition").

Brinks Home Security provides residential customers and commercial client accounts with monitored home and business security systems, as well as interactive and home automation services, in the United States, Canada and Puerto Rico.  Brinks Home Security customers are obtained through our direct-to-consumer sales channel (the "Direct to Consumer Channel") or our exclusive authorized dealer network (the "Dealer Channel"), which provides product and installation services, as well as support to customers. Our Direct to Consumer Channel offers both DIY and professional installation security solutions.

The rollout of the Brinks Home Security brand in the second quarter of 2018 included the integration of our business model under a single brand. As part of the integration, we reorganized our business from two reportable segments, "MONI" and "LiveWatch," to one reportable segment, Brinks Home Security. Following the integration, the Company's chief operating decision maker reviews internal financial information on a consolidated basis. The change in reportable segments had no impact on our previously reported historical consolidated financial statements.

The consolidated financial statements contained in this Annual Report have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for all periods presented.

The Company adopted Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, as amended, (Topic 606) ("Topic 606") using the modified retrospective approach on January 1, 2018, at which time it became effective for the Company. The Company recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings.

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

The comparative information has not been restated and continues to be reported under the accounting standards in effect during those periods. See note 5, Revenue Recognition and note 7, Goodwill in the notes to the consolidated financial statements for further discussion.

(2)                         Going Concern

The Company has substantial indebtedness at December 31, 2018, including $585,000,000 principal of senior notes, maturing on April 1, 2020 (the "Senior Notes"), and an existing credit facility with a term loan in principal of $1,075,250,000 as of December 31, 2018, maturing September 30, 2022, and a revolving credit facility with an outstanding balance of $144,200,000 as of December 31, 2018, maturing September 30, 2021 (the term loan and the revolver, together, the "Credit Facility"). The maturity date for each of the term loan and the revolving credit facility under the Credit Facility is subject to a springing maturity 181 days prior to the scheduled maturity date of the Senior Notes, or October 3, 2019, if we are unable to refinance the Senior Notes by that date. Since we have not refinanced the Senior Notes and the springing maturity date of October 3, 2019 occurs in a period less than twelve months after the issuance date of these consolidated financial statements, management has concluded there is substantial doubt regarding the Company's ability to continue as a going concern within one year from the issuance date of these consolidated financial statements.

We have engaged financial and legal advisors to assist us in considering potential alternatives to address the issues described above. As of the issuance date of these consolidated financial statements, we have not refinanced the Senior Notes and there can be no assurance that any refinancing, or an alternative restructuring of its outstanding indebtedness will be possible on acceptable terms, if at all. We may not be able to come to an agreement with respect to the outstanding indebtedness that is acceptable to all of our stakeholders. Our failure to refinance the Senior Notes or to reach an agreement with our stakeholders on the terms of a restructuring would have a material adverse effect on our liquidity, financial condition and results of operations and may result in us filing a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in order to implement a restructuring plan.

Based on the factors above, the Company has received a going concern qualification in connection with the external audit report of this Annual Report on Form 10-K for the year ended December 31, 2018, which constitutes a default under Brinks Home Security’s Credit Facility. Any default under the Credit Facility may, upon the passage of time, mature into an event of default. At any time after the occurrence of an event of default under the Credit Facility, the lenders thereunder may, among other options, declare any amounts outstanding under the Credit Facility immediately due and payable and the revolving loan lenders thereunder may terminate any commitment to make further loans under the revolving credit facility under the Credit Facility. Any such acceleration may constitute an event of default under the indenture governing the Senior Notes. Further, in connection with management’s negotiations with its creditors, the Company did not make its Senior Notes interest payment due on April 1, 2019.  The indenture governing the Senior Notes provides for a 30-day cure period on past due interest payments.  If an event of default occurs and is continuing thereunder, the holders of the Senior Notes may declare the aggregate principal amount of the Senior Notes and any accrued interest on the Senior Notes to be immediately due and payable.

The Company has obtained a waiver from the Credit Facility revolving loan lenders and a forbearance from the Credit Facility term lenders, in each case with respect to the default in connection with the going concern qualification contained in Brinks Home Security’s external audit report of their Annual Report on Form 10-K for the year ended December 31, 2018 (the “Going Concern Default”), and in each case through April 30, 2019, subject to the terms and conditions of the waiver and forbearance. The waiver obtained from the Credit Facility revolving loan lenders allows the Company to continue to borrow under the revolving credit facility under the Credit Facility for up to $195,000,000 at an alternate base rate plus 3.00%. The forbearance obtained from the Credit Facility term lenders states that the term loan lenders will not exercise remedies with respect to an event of default that may mature from the Going Concern Default. The Going Concern Default and any such event of default under the Credit Facility term loan would continue absent a waiver from the term loan lenders. To the extent any waiver or forbearance under the Credit Facility expires, any acceleration as a result of an event of default under the Credit Facility would trigger an event of default under the indenture governing the Senior Notes. To the extent an event of default under such indenture occurs, the Company would seek to obtain a waiver or forbearance from the bondholders thereunder.

The Company’s consolidated financial statements as of December 31, 2018 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

(3)                         Summary of Significant Accounting Policies

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

Trade Receivables

Trade receivables consist primarily of amounts due from subscribers for recurring monthly monitoring services over a wide geographical base.  The Company performs extensive credit evaluations on the portfolios of subscriber accounts prior to acquisition and requires no collateral on the accounts that are acquired.  The Company has established an allowance for doubtful accounts for estimated losses resulting from the inability of subscribers to make required payments.  Factors such as historical-loss experience, recoveries and economic conditions are considered in determining the sufficiency of the allowance to cover potential losses.  The allowance for doubtful accounts as of December 31, 2018 and 2017 was $3,759,000 and $4,162,000, respectively.

A summary of activity in the allowance for doubtful accounts is as follows (amounts in thousands):

	Balance Beginning of Year	Charged to Expense	Write-Offs and Other	Balance End of Year
2018	$4,162	12,300	(12,703)	3,759
2017	$3,043	11,014	(9,895)	4,162
2016	$2,762	10,785	(10,504)	3,043

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

Fair Value of Financial Instruments

Fair values of cash equivalents, current accounts receivable and current accounts payable approximate the carrying amounts because of their short-term nature. The Company's debt instruments are recorded at amortized cost on the consolidated balance sheet.  See note 11, Fair Value Measurements, for further fair value information on the Company's debt instruments.

Inventories

Inventories consist of security system components and parts and are stated at the lower of cost (using the weighted average costing method) or net realizable value. Inventory is included in Prepaid and other current assets on the consolidated balance sheets and was $4,868,000 and $3,495,000 at December 31, 2018 and 2017, respectively.

Property and Equipment

Property and equipment are carried at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the underlying lease. Estimated useful lives by class of asset are as follows:

Leasehold improvements	15 years or lease term, if shorter
Computer systems and software	3 - 5 years
Furniture and fixtures	5 - 7 years

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

Subscriber Accounts

Subscriber accounts primarily relate to the cost of acquiring monitoring service contracts from independent dealers.  The subscriber accounts acquired in the Company's business acquisitions were recorded at fair value under the acquisition method of accounting.  All other acquired subscriber accounts are recorded at cost.  All direct and incremental costs, including bonus incentives related to account activation in the Direct to Consumer Channel, associated with the creation of subscriber accounts, are capitalized. Upon adoption of Topic 606, all costs on new subscriber contracts obtained in connection with a subscriber move ("Moves Costs") are expensed, whereas prior to adoption, certain Moves Costs were capitalized on the balance sheet.

The costs of subscriber accounts acquired in the Company's business acquisitions, as well as certain accounts acquired in bulk purchases, are amortized using the 14-year 235% declining balance method.  The costs of all other subscriber accounts are amortized using the 15-year 220% declining balance method, beginning in the month following the date of acquisition.  The amortization methods were selected to provide an approximate matching of the amortization of the subscriber accounts intangible asset to estimated future subscriber revenues based on the projected lives of individual subscriber contracts.  Amortization of subscriber accounts was $204,130,000, $226,697,000 and $236,673,000 for the fiscal years ended December 31, 2018, 2017 and 2016 respectively.

Based on subscriber accounts held at December 31, 2018, estimated amortization of subscriber accounts in the succeeding five fiscal years ending December 31 is as follows (amounts in thousands):

2019	$185,338
2020	$161,949
2021	$143,426
2022	$130,246
2023	$121,634

The Company has processes and controls in place, including the review of key performance indicators, to assist management in identifying events or circumstances that indicate the Subscriber Accounts Asset may not be recoverable. If an indicator that the asset may not be recoverable exists, management tests the Subscriber Accounts Asset for impairment. For purposes of recognition and measurement of an impairment loss, the Company views subscriber accounts as a single pool, for each of the Dealer Channel and the Direct to Consumer Channel, because of the assets' homogeneous characteristics, and the pool of subscriber accounts is the lowest level for which identifiable cash flows are largely independent of the cash flows of the other assets and liabilities. If such assets are considered to be impaired, the impairment loss to be recognized is measured as the amount by which the carrying value of the assets exceeds the estimated fair value, as determined using the income approach.

Dealer Network and Other Intangible Assets

Dealer network was an intangible asset that related to the dealer relationships that were acquired as part of the Security Networks Acquisition.  Other intangible assets consisted of non-compete agreements signed by the seller of Security Networks and certain key Security Networks executives.  These intangible assets were amortized on a straight-line basis over their estimated useful lives of 5 years. These intangible assets were fully amortized during 2018. The LiveWatch trade mark asset was initially to be amortized over 10 years. Upon the rollout of the Brinks Home Security brand in the second quarter of 2018, it was determined that the LiveWatch trade mark asset had no remaining useful life and the remaining asset balance was amortized. Amortization of dealer network and other intangible assets was $6,994,000, $9,830,000 and $9,830,000 for the fiscal years ended December 31, 2018, 2017 and 2016, respectively.

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

The Company assesses the recoverability of the carrying value of goodwill during the fourth quarter of its fiscal year, based on October 31 financial information, or whenever events or changes in circumstances indicate that the carrying amount of the goodwill of a reporting unit may not be fully recoverable. In early June 2018, the reportable segments known as MONI and LiveWatch were combined and presented as Brinks Home Security. As a result of the change in reportable segments, goodwill assigned to these former reporting units was reallocated and combined under the Brinks Home Security reporting unit. Recoverability is measured at the reporting unit level based on the provisions of FASB ASC Topic 350.

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

Revenue Recognition

Revenue is generated from security alarm monitoring and related services provided by the Company. See note 5, Revenue Recognition, for the accounting policy under Topic 606 for periods commencing January 1, 2018.

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

FASB ASC Topic 740 specifies the accounting for uncertainty in income taxes recognized in a company's consolidated financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  In instances where the Company has taken or expects to take a tax position in its tax return and the Company believes it is more likely than not that such tax position will be upheld by the relevant taxing authority, the Company records the benefits of such tax position in its consolidated financial statements.

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

Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, assumptions and judgments that affect the reported amounts of revenue and expenses for each reporting period.  The significant estimates made in preparation of the Company's consolidated financial statements primarily relate to valuation of subscriber accounts, deferred tax assets and goodwill. These estimates are based on management's best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts them when facts and circumstances change. As the effects of future events cannot be determined with any certainty, actual results could differ from the estimates upon which the carrying values were based.

(4)                         Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (the "FASB") issued ASU 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 requires the lessee to recognize assets and liabilities for leases with lease terms of more than twelve months. For leases with a term of twelve months or less, the Company is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. ASU 2016-02 requires a lessee of a finance lease to recognize interest expense and amortization expense of the associated asset. A lessee of an operating lease recognizes lease expense on a straight line basis over the lease term. ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018. ASU 2018-10, Codification Improvements to Topic 842, Leases, clarifies certain aspects of ASU 2016-12 and the two updates will be adopted concurrently. ASU 2016-02 requires leases to be recognized and measured at the beginning of the earliest period presented using a modified retrospective approach upon adoption. However, ASU 2018-11, Leases (Topic 842): Targeted Improvements provides an alternative transition method by which leases are recognized at the date of adoption and a cumulative-effect adjustment to the opening balance of retained earnings is recognized in the period of adoption. We plan to adopt using this alternative and are currently evaluating the impact that these standards will have on our financial position, results of operations and cash flows.

(5)                         Revenue Recognition

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

Accounting Policy for Periods Commencing January 1, 2018

The Company offers its subscribers professional alarm monitoring services, as well as interactive and home automation services, through equipment at the subscriber's site that communicates with the Company’s alarm monitoring station and interfaces with other equipment at the site and third party technology companies for interactive and home automation services. These services are typically provided under alarm monitoring agreements (“AMAs”) between the Company and the subscriber. The equipment at the site is either obtained independently from the Company’s network of third party Authorized Dealers or directly from the Company, via our Direct to Consumer Channel. The Company also offers equipment sales and installation services and, to our existing subscribers, maintenance services on existing alarm equipment. Additionally, the Company collects fees for contract monitoring, which are services provided to other security alarm companies for monitoring their accounts on a wholesale basis and other fees from subscribers for late fee or insufficient fund charges.

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

Disaggregation of Revenue

Revenue is disaggregated by source of revenue as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Alarm monitoring revenue	$498,236	537,399	552,590
Product and installation revenue	38,455	12,308	13,264
Other revenue	3,667	3,748	4,518
Total Net revenue	$540,358	553,455	570,372

Contract Balances

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers (in thousands):

	December 31, 2018	At adoption
Trade receivables, net	$13,121	12,645
Contract assets, net - current portion (a)	13,452	14,197
Contract assets, net - long-term portion (b)	16,154	10,377
Deferred revenue	13,060	12,892

(a)        Amount is included in Prepaid and other current assets in the consolidated balance sheets.
(b)        Amount is included in Other assets in the consolidated balance sheets.

Changes in Accounting Policies

The Company adopted Topic 606, effective January 1, 2018, using the modified retrospective transition method. Under the modified retrospective transition method, the Company evaluated active AMAs on the adoption date as if each AMA had been accounted for under Topic 606 from its inception. Some revenue related to AMAs originated through our Direct to Consumer Channel or through extensions that would have been recognized in future periods under Topic 605 were recast under Topic 606 as if revenue had been accelerated and recognized in prior periods, as it was allocated to product and installation performance obligations. A contract asset was recorded as of the adoption date for any cash that has yet to be collected on the accelerated revenue. As this transition method requires that the Company not adjust historical reported revenue amounts, the accelerated revenue that would have been recognized under this method prior to the adoption date was recorded as an adjustment to opening retained earnings and, thus, will not be recognized as revenue in future periods as previously required under Topic 605. Therefore, the comparative information has not been adjusted and continues to be reported under Topic 605.

Under Topic 605, revenue provided under the AMA was recognized as the services were provided, based on the recurring monthly revenue amount billed for each month under contract. Product, installation and service revenue generally was recognized as billed and incurred. Under Topic 606, the Company concluded that certain product and installation services sold or provided to our customers at AMA inception are capable of being distinct and are distinct within the context of the contract. As such, when the Company initiates an AMA with a customer directly and provides equipment and installation services, each component is considered a performance obligation that must have revenue allocated accordingly. The allocation is based on the SSP of each performance obligation as a percentage of the total SSP of all performance obligations multiplied by the total consideration, or cash, expected to be received over the contract term. These AMAs may relate to new customers originated by the Company through our Direct to Consumer Channel or existing customers who agree to new contract terms through customer service offerings. For AMAs with multiple performance obligations, management notes that a certain amount of the revenue billed on a recurring monthly basis is recognized earlier under Topic 606 than it was recognized under Topic 605, as a portion of that revenue is allocated to the equipment sale and installation, which is satisfied upon delivery of the product and performance of the installation services at AMA inception.

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

Topic 606 also requires the deferral of incremental costs of obtaining a contract with a customer. Certain direct and incremental costs were capitalized under Topic 605, including on new AMAs obtained in connection with Moves Costs. Under Topic 606, Moves Costs are expensed as incurred to accompany the allocated revenue recognized upon product and installation performance obligations recognized at the AMA inception. There are no other significant changes in contract costs that are capitalized or the period over which they are expensed.

Impacts on Consolidated Financial Statements

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

The following tables summarize the impacts of adopting Topic 606 on the Company’s consolidated financial statements as of and for the year ended December 31, 2018 (in thousands):

i. Consolidated balance sheets

	Impact of changes in accounting policies
	As reported December 31, 2018	Adjustments	Balances without adoption of Topic 606
Assets
Current assets:
Cash and cash equivalents	$2,188	—	2,188
Restricted cash	189	—	189
Trade receivables, net of allowance for doubtful accounts	13,121	—	13,121
Prepaid and other current assets	28,178	(13,452)	14,726
Total current assets	43,676	(13,452)	30,224
Property and equipment, net of accumulated depreciation	36,539	—	36,539
Subscriber accounts and deferred contract acquisition costs, net of accumulated amortization	1,195,463	45,970	1,241,433
Deferred income tax asset, net	783	—	783
Other assets, net	29,307	(16,154)	13,153
Total assets	$1,305,768	16,364	1,322,132
Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$12,099	—	12,099
Other accrued liabilities	31,085	—	31,085
Deferred revenue	13,060	1,347	14,407
Holdback liability	11,513	—	11,513
Current portion of long-term debt	1,816,450	—	1,816,450
Total current liabilities	1,884,207	1,347	1,885,554
Non-current liabilities:
Long-term debt	—	—	—
Long-term holdback liability	1,770	—	1,770
Derivative financial instruments	6,039	—	6,039
Other liabilities	2,727	—	2,727
Total liabilities	1,894,743	1,347	1,896,090
Commitments and contingencies
Stockholders’ (deficit) equity:
Common stock	—	—	—
Additional paid-in capital	439,711	—	439,711
Accumulated deficit	(1,036,294)	15,017	(1,021,277)
Accumulated other comprehensive income, net	7,608	—	7,608
Total stockholders’ (deficit) equity	(588,975)	15,017	(573,958)
Total liabilities and stockholders’ (deficit) equity	$1,305,768	16,364	1,322,132

ii. Consolidated statements of operations and comprehensive income (loss)

	Impact of changes in accounting policies
	As reported year ended December 31, 2018	Adjustments	Balances without adoption of Topic 606
Net revenue	$540,358	(8,149)	532,209
Operating expenses:
Cost of services	128,939	(6,263)	122,676
Selling, general and administrative, including stock-based and long-term incentive compensation	118,940	(1,670)	117,270
Amortization of subscriber accounts, deferred contract acquisition costs and other intangible assets	211,639	7,487	219,126
Depreciation	11,434	—	11,434
Loss on goodwill impairment	563,549	—	563,549
	1,034,501	(446)	1,034,055
Operating loss	(494,143)	(7,703)	(501,846)
Other expense, net:
Interest expense	180,770	—	180,770
Unrealized loss on derivative financial instruments	3,151	—	3,151
Refinancing expense	12,238	—	12,238
	196,159	—	196,159
Loss before income taxes	(690,302)	(7,703)	(698,005)
Income tax expense	(11,552)	—	(11,552)
Net loss	(678,750)	(7,703)	(686,453)
Other comprehensive income (loss):
Unrealized gain on derivative contracts, net	14,378	—	14,378
Total other comprehensive income, net of tax	14,378	—	14,378
Comprehensive loss	$(664,372)	(7,703)	(672,075)

iii. Consolidated statements of cash flows

	Impact of changes in accounting policies
	As reported year ended December 31, 2018	Adjustments	Balances without adoption of Topic 606
Cash flows from operating activities:
Net loss	$(678,750)	(7,703)	(686,453)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of subscriber accounts, deferred contract acquisition costs and other intangible assets	211,639	7,487	219,126
Depreciation	11,434	—	11,434
Stock-based and long-term incentive compensation	310	—	310
Deferred income tax expense	(14,087)	—	(14,087)
Non-cash legal settlement reserve (related insurance recovery)	(2,750)	—	(2,750)
Amortization of debt discount and deferred debt costs	33,452	—	33,452
Refinancing expense	12,238	—	12,238
Unrealized loss on derivative financial instruments	3,151	—	3,151
Bad debt expense	12,300	—	12,300
Goodwill impairment	563,549	—	563,549
Other non-cash activity, net	24	—	24
Changes in assets and liabilities:
Trade receivables	(12,776)	—	(12,776)
Prepaid expenses and other assets	(11,046)	6,379	(4,667)
Subscriber accounts - deferred contract acquisition costs	(5,418)	89	(5,329)
Payables and other liabilities	(18,767)	(581)	(19,348)
Net cash provided by operating activities	104,503	5,671	110,174
Cash flows from investing activities:
Capital expenditures	(14,903)	—	(14,903)
Cost of subscriber accounts acquired	(140,450)	(5,671)	(146,121)
Net cash used in investing activities	(155,353)	(5,671)	(161,024)
Cash flows from financing activities:
Proceeds from long-term debt	248,800	—	248,800
Payments on long-term debt	(184,100)	—	(184,100)
Payments of financing costs	(9,682)	—	(9,682)
Value of shares withheld for share-based compensation	(93)	—	(93)
Dividend to Ascent Capital	(5,000)	—	(5,000)
Net cash provided by financing activities	49,925	—	49,925
Net decrease in cash, cash equivalents and restricted cash	(925)	—	(925)
Cash, cash equivalents and restricted cash at beginning of period	3,302	—	3,302
Cash, cash equivalents and restricted cash at end of period	$2,377	—	2,377

(6)                         Property and Equipment

Property and equipment consist of the following (amounts in thousands):

	As of December 31,
	2018	2017
Property and equipment, net:
Leasehold improvements	$771	$1,592
Computer systems and software	73,283	65,985
Furniture and fixtures	3,016	2,855
	77,070	70,432
Accumulated depreciation	(40,531)	(37,643)
	$36,539	$32,789

Depreciation expense for property and equipment was $11,434,000, $8,818,000 and $8,160,000 for the years ended December 31, 2018, 2017 and 2016, respectively.

(7)                         Goodwill

The following table provides the activity and balances of goodwill by reporting unit (amounts in thousands):

	MONI	LiveWatch	Brinks Home Security	Total
Balance at December 31, 2016	$527,502	$36,047	$—	$563,549
Period activity	—	—	—	—
Balance at December 31, 2017	$527,502	$36,047	$—	$563,549
Goodwill impairment	(214,400)	—	—	(214,400)
Reporting unit reallocation	(313,102)	(36,047)	349,149	—
Goodwill impairment	—	—	(349,149)	(349,149)
Balance at December 31, 2018	$—	$—	$—	$—

The Company accounts for its goodwill pursuant to the provisions of FASB ASC Topic 350, Intangibles - Goodwill and Other ("FASB ASC Topic 350"). In accordance with FASB ASC Topic 350, goodwill is not amortized, but rather tested for impairment annually, or earlier if an event occurs, or circumstances change, that indicate the fair value of a reporting unit may be below its carrying amount.

As of May 31, 2018, the Company determined that a triggering event had occurred due to a sustained decrease in Ascent Capital's share price. In response to the triggering event, the Company performed a quantitative impairment test for both the MONI and LiveWatch reporting units. Fair value was determined using a combination of an income-based approach (using a discount rate of 8.50%) and a market-based approach for the MONI reporting unit and an income-based approach (using a discount rate of 8.50%) for the LiveWatch reporting unit. Based on the analysis, the fair value of the LiveWatch reporting unit substantially exceeded its carrying value, while the carrying amount of the MONI reporting unit exceeded its estimated fair value, which indicated an impairment at the MONI reporting unit.

The Company early adopted ASU 2017-04, which eliminated Step 2 from the goodwill impairment test, and as such, an impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit's fair value. Applying this methodology, we recorded an impairment charge of $214,400,000 for the MONI reporting unit during the three months ended June 30, 2018. Factors leading to this impairment are primarily the experience of overall lower account acquisition in recent periods. Using this information, we adjusted the growth outlook for this reporting unit, which resulted in reductions in future cash flows and a lower fair value calculation under the income-based approach. Additionally, decreases in observable market share prices for comparable companies in the quarter reduced the fair value calculated under the market-based approach.

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

In connection with the Company's annual goodwill impairment assessment, in which the Company performed a quantitative test in the fourth quarter of its fiscal year, based on October 31 balances, the carrying amount of the Brinks Home Security reporting unit exceeded its estimated fair value. Fair value was determined using an income-based approach (using a discount rate of 8.50%) for the Brinks Home Security reporting unit. Since the carrying amount exceeded the reporting unit's fair value, we recorded an additional impairment charge of $349,149,000, the amount of the remaining carrying value of goodwill. This impairment is primarily attributable to projected decreasing cash flows resulting from a declining customer base.  The Company's projections were revised based on recent historical trends as well as other various outlook considerations, which resulted in reductions in future cash flows and enterprise valuation.

(8)                         Other Accrued Liabilities

Other accrued liabilities consisted of the following (amounts in thousands):

	December 31, 2018	December 31, 2017
Accrued payroll and related liabilities	$4,459	$3,458
Interest payable	14,446	14,835
Income taxes payable	2,742	2,839
Legal settlement reserve (a)	—	23,000
Other	9,438	9,352
Total Other accrued liabilities	$31,085	$53,484

(a)        See note 16, Commitments, Contingencies and Other Liabilities, for further information.

(9)                         Long-Term Debt

Long-term debt consisted of the following (amounts in thousands):

	December 31, 2018	December 31, 2017
9.125% Senior Notes due April 1, 2020 with an effective rate of 9.5%	$585,000	$580,026
Promissory Note to Ascent Capital due October 1, 2020 with an effective rate of 12.5%	12,000	12,000
Term loan, matures September 30, 2022, LIBOR plus 5.50%, subject to a LIBOR floor of 1.00%, with an effective rate of 8.3%	1,075,250	1,059,598
$295 million revolving credit facility, matures September 30, 2021, LIBOR plus 4.00%, subject to a LIBOR floor of 1.00%, with an effective rate of 4.8%	144,200	66,673
	1,816,450	1,718,297
Less current portion of long-term debt	(1,816,450)	(11,000)
Long-term debt	$—	$1,707,297

Senior Notes

The Senior Notes total $585,000,000 in principal, mature on April 1, 2020, and bear interest at 9.125% per annum.  Interest payments are due semi-annually on April 1 and October 1 of each year. Ascent Capital has not guaranteed any of the Company's obligations under the Senior Notes.

Potential Credit Facility covenant breaches in 2019, which may include the acceleration of the maturity of the Credit Facility term loan and the Credit Facility revolver (as described below), would be an event of default under the Senior Notes. If an event of default occurs and is continuing, the holders of the Senior Notes could declare the aggregate principal amount of the Senior Notes and any accrued interest on the Senior Notes to be due and payable immediately. As such, the outstanding debt of the Senior Notes as of December 31, 2018 has been classified as Current portion of long-term debt in the consolidated balance sheets.

Included in the amortization of deferred financing costs related to the Senior Notes for the year ended December 31, 2018 is accelerated amortization of $2,870,000, which was accelerated as the Company was not able to obtain a permanent waiver of the Going Concern Default under the Credit Facility as of the issuance date of these consolidated financial statements.

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

In January 2019, the Company subsequently repaid $9,750,000 of the Ascent Intercompany Loan and $2,250,000 was contributed to our stated capital and, as such, the outstanding principal balance has been classified as Current portion of long-term debt in the consolidated balance sheets.

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

As of December 31, 2018, the Credit Facility term loan has a principal amount of $1,075,250,000 maturing on September 30, 2022. The term loan requires quarterly interest payments and quarterly principal payments of $2,750,000. The term loan bears interest at LIBOR plus 5.5%, subject to a LIBOR floor of 1.0%. The Credit Facility revolver has a principal amount outstanding of $144,200,000 and a $600,000 standby letter of credit issued as of December 31, 2018, maturing on September 30, 2021. The Credit Facility revolver bears interest at LIBOR plus 4.0%, subject to a LIBOR floor of 1.0%. There is a commitment fee of 0.5% on unused portions of the Credit Facility revolver. As of December 31, 2018, subject to the recently obtained waiver by Credit Facility revolving lenders, $50,200,000 is available for borrowing under the Credit Facility revolver.

The maturity date for each of the term loan and the revolving credit facility under the Credit Facility is subject to a springing maturity 181 days prior to the scheduled maturity date of the Senior Notes, or October 3, 2019 (the "Springing Maturity"), if the Company is unable to refinance the Senior Notes by that date.

The springing maturity date occurs less then twelve months from the balance sheet date of these consolidated financial statements and the Company has not refinanced the Senior Notes as of the issuance date of these consolidated financial statements. As such, the outstanding debt of the Credit Facility term loan and the Credit Facility revolver as of December 31, 2018 has been classified as Current portion of long-term debt in the consolidated balance sheets.

Included in the amortization of deferred financing costs and debt discount related to the Credit Facility for the year ended December 31, 2018 is accelerated amortization of $23,215,000, which was accelerated as the Company was not able to obtain a permanent waiver of the Going Concern Default under the Credit Facility as of the issuance date of these consolidated financial statements.

The Credit Facility is secured by a pledge of all of the outstanding stock of the Company and all of its existing subsidiaries and is guaranteed by all of the Company's existing domestic subsidiaries. Ascent Capital has not guaranteed any of the Company's obligations under the Credit Facility.

In order to reduce the financial risk related to changes in interest rates associated with the floating rate term loan under the Credit Facility term loan, the Company has entered into interest rate swap agreements with terms similar to the Credit Facility term loan (all outstanding interest rate swap agreements are collectively referred to as the "Swaps"). The Swaps have been designated as effective hedges of the Company's variable rate debt and qualify for hedge accounting. As a result of these interest rate swaps, the Company's effective weighted average interest rate (excluding the impacts of non-cash amortization of deferred debt costs and discounts) on the borrowings under the Credit Facility term loan was 8.08% as of December 31, 2018. See note 10, Derivatives, for further disclosures related to these derivative instruments.

The terms of the Senior Notes and the Credit Facility provide for certain financial and nonfinancial covenants.  Excluding consideration of the Going Concern Default, as of December 31, 2018, the Company was in compliance with all required covenants under these financing arrangements. See note 2, Going Concern, for further disclosures related to the Going Concern Default.

As of December 31, 2018, principal payments scheduled to be made on the Company's debt obligations, assuming certain accelerated maturities due to potential events of default and subsequent transactions, are as follows (amounts in thousands):

2019	$1,816,450
2020	—
2021	—
2022	—
2023	—
Thereafter	—
Total principal payments	1,816,450
Less:
Unamortized discounts, premium and deferred debt costs, net	—
Total debt on consolidated balance sheet	$1,816,450

(10)                         Derivatives

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

At December 31, 2018, derivative financial instruments included two Swaps with an aggregate fair value of $10,552,000 that constituted an asset of the Company and two Swaps with an aggregate fair value of $6,039,000 that constituted a liability to the Company.  At December 31, 2017, derivative financial instruments included two Swaps with a fair value of $7,058,000 that constituted an asset of the Company and six Swaps with an aggregate fair value of $13,817,000 that constituted a liability to the Company.  Depending on the maturity date of the Swap and the balance sheet date, Swap asset values are included in Prepaid and other current assets or non-current Other assets, net and Swap liability values are included in current Other accrued liabilities or non-current Derivative financial instruments on the consolidated balance sheets.  As of December 31, 2018 and 2017, no amounts were offset for certain derivatives' fair value that were recognized under a master netting agreement with the same counterparty.

The objective of the Swap derivative instruments was to reduce the risk associated with the Company's term loan variable interest rates.  In effect, the Swap derivative instruments convert variable interest rates into fixed interest rates on the Company's term loan borrowings.

All of the Swaps were designated and qualified as cash flow hedging instruments, with the effective portion of the Swaps' change in fair value recorded in Accumulated other comprehensive income (loss).  However, in December of 2018, given the potential for changes in the Company's future expected interest payments that these Swaps hedged, all of the Swaps no longer qualified as a cash flow hedge and were dedesignated as such. Before the dedesignation, changes in the fair value of the Swaps were recognized in Accumulated other comprehensive income (loss) and were reclassified to Interest expense when the hedged interest payments on the underlying debt were recognized.  After the dedesignation, changes in the fair value of the Swaps are recognized in Unrealized loss on derivative financial instruments on the consolidated statements of operations and comprehensive income (loss). For the year ended December 31, 2018, the Company recorded an Unrealized loss on derivative financial instruments of $3,151,000. Amounts recognized in Accumulated other comprehensive income (loss) as of the dedesignation date will be amortized to Interest expense on the consolidated statements of operations and comprehensive income (loss) over the remaining contractual term of the Swaps. Amounts in Accumulated other comprehensive income (loss) expected to be recognized in Interest expense in the coming 12 months total approximately $1,890,000.

As of December 31, 2018, the Swaps' outstanding notional balances, effective dates, maturity dates and interest rates paid and received are noted below:

Notional	Effective Date	Maturity Date	Fixed Rate Paid	Variable Rate Received
$189,506,107	March 23, 2018	April 9, 2022	3.110%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor
247,500,000	March 23, 2018	April 9, 2022	3.110%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor
49,500,000	March 23, 2018	April 9, 2022	2.504%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor
373,230,000	March 23, 2018	September 30, 2022	1.833%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor

The impact of the derivatives designated as cash flow hedges on the consolidated financial statements is depicted below (amounts in thousands):

	Year Ended December 31,
	2018	2017	2016
Effective portion of gain (loss) recognized in Accumulated other comprehensive income (loss)	$12,882	(3,842)	(2,673)
Effective portion of loss reclassified from Accumulated other comprehensive income (loss) into Net loss (a)	$(1,496)	(5,424)	(7,262)
Ineffective portion of amount of gain recognized into Net loss on interest rate swaps (a)	$—	88	423

(a)         Amounts are included in Interest expense in the consolidated statements of operations and comprehensive income (loss). Upon the adoption of ASU 2017-12 on January 1, 2018, ineffectiveness is no longer measured or recognized.

(11)                         Fair Value Measurements

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

The following summarizes the fair value level of assets and liabilities that are measured on a recurring basis at December 31, 2018 and 2017 (amounts in thousands):

	Level 1	Level 2	Level 3	Total
December 31, 2018
Interest rate swap agreements - assets (a)	$—	10,552	—	10,552
Interest rate swap agreements - liabilities (a)	—	(6,039)	—	(6,039)
Total	$—	4,513	—	4,513
December 31, 2017
Interest rate swap agreement - asset (a)	$—	7,058	—	7,058
Interest rate swap agreements - liabilities (a)	—	(13,817)	—	(13,817)
Total	$—	(6,759)	—	(6,759)

(a)
Depending on the maturity date of the Swap and the balance sheet date, Swap asset values are included in Prepaid and other current assets or non-current Other assets, net and Swap liability values are included in current Other accrued liabilities or non-current Derivative financial instruments on the consolidated balance sheets.

The Company has determined that the significant inputs used to value the Swaps fall within Level 2 of the fair value hierarchy.   As a result, the Company has determined that its derivative valuations are classified in Level 2 of the fair value hierarchy. There were no transfers between Level 2 and Level 3 during the years ended December 31, 2018, 2017 and 2016.

Carrying values and fair values of financial instruments that are not carried at fair value are as follows (amounts in thousands):

	December 31, 2018	December 31, 2017
Long term debt, including current portion:
Carrying value	$1,816,450	1,718,297
Fair value (a)	1,218,606	1,645,616

(a)	The fair value is based on market quotations from third party financial institutions and is classified as Level 2 in the hierarchy.

The Company’s other financial instruments, including cash and cash equivalents, accounts receivable and accounts payable are carried at cost, which approximates their fair value because of their short-term maturity.

(12)                         Income Taxes

The Company's Income tax expense (benefit) is as follows (amounts in thousands):

	Year Ended December 31,
	2018	2017	2016
Current:
Federal	$—	(426)	—
State	2,535	2,559	3,008
	2,535	2,133	3,008
Deferred:
Federal	(12,892)	(4,593)	4,000
State	(1,195)	567	140
	(14,087)	(4,026)	4,140
Total Income tax expense (benefit)	$(11,552)	(1,893)	7,148

On December 22, 2017, new tax reform legislation that significantly reforms the Internal Revenue Code of 1986, as amended, was enacted (the "2017 Tax Act"). The 2017 Tax Act includes numerous changes to existing tax law, including a permanent reduction in the federal corporate income tax rate from 35% to 21%. The rate reduction is effective for the Company as of January 1, 2018.

Total Income tax expense (benefit) differs from the amounts computed by applying the U.S. federal income tax rate of 21% for 2018 and 35% for 2017 and 2016 as a result of the following (amounts in thousands):

	Year Ended December 31,
	2018	2017	2016
Computed expected tax benefit	$(144,963)	(39,616)	(24,206)
Change in valuation allowance affecting income tax expense	52,916	39,499	26,892
Goodwill impairment not resulting in tax impact	78,869	—	—
Other expense (income) not resulting in tax impact	568	1,211	(1,585)
Tax amortization of indefinite-lived assets	—	4,001	4,000
2017 Federal tax reform enactment	—	(9,020)	—
State and local income taxes, net of federal income taxes	1,058	2,032	2,047
Total Income tax expense (benefit)	$(11,552)	(1,893)	7,148

Components of deferred tax assets and liabilities as of December 31, 2018 and 2017 are as follows (amounts in thousands):

	As of December 31,
	2018	2017
Accounts receivable reserves	$1,205	1,357
Accrued liabilities	3,564	10,639
Net operating loss carryforwards	175,569	153,683
Derivative financial instruments	1,770	1,705
Other deferred tax assets	1,911	2,558
Valuation allowance	(129,012)	(86,281)
Total deferred tax assets	55,007	83,661
Intangible assets	(52,161)	(94,962)
Property, plant and equipment	(2,063)	(2,003)
Total deferred tax liabilities	(54,224)	(96,965)
Net deferred tax assets / (liabilities)	$783	(13,304)

For the year ended December 31, 2018, the valuation allowance increased by $42,731,000.  The change in the valuation allowance is primarily attributable to the impact of the full impairment of Brinks Home Security's goodwill in 2018, which contributed to the $52,916,000 increase in valuation allowance related to current year computed federal income tax benefit. This increase was offset by a decrease of $5,945,000 related to an anticipated 481(a) adjustment for a change in accounting method upon the adoption of Topic 606 for the 2018 federal tax return and other changes in deferred tax assets.

At December 31, 2018, the Company has $698,952,000 and $222,874,000 in NOLs for federal and state tax purposes, respectively.  The federal net operating losses recognized through December 31, 2017 of $676,746,000 expire at various times from 2024 through 2037.  The state net operating loss carryforwards will expire through 2037.  Approximately $129,521,000 of the Company’s net operating losses are subject to Internal Revenue Code Section 382 limitations.  The Company has $426,000 of alternative minimum tax ("AMT") credits which will be refunded upon filing the 2018 through 2021 federal tax returns.  The Company also has $783,000 of state credits that will expire through 2026.

As of December 31, 2018, the 2015 to 2018 tax years remain open to examination by the IRS and the 2014 to 2018 tax years remain open to examination by certain state tax authorities.

A reconciliation of the beginning and ending amount of uncertain tax positions, which is recorded in other long term liabilities, is as follows (amounts in thousands):

	Year Ended December 31,
	2018	2017	2016
As of the beginning of the year	$204	208	193
Increases for tax positions of current years	7	—	15
Reductions for tax positions of prior years	(6)	(4)	—
As of the end of the year	$205	204	208

When the tax law requires interest to be paid on an underpayment of income taxes, the Company recognizes interest expense from the first period the interest would begin accruing according to the relevant tax law. Any accrual of interest and penalties related to underpayment of income taxes on uncertain tax positions is included in Income tax expense in the accompanying consolidated statements of operations. As of December 31, 2018, accrued interest and penalties related to uncertain tax positions were approximately $143,000.  The Company does not expect a significant change in uncertain tax positions in the next twelve months.

(13)                         Stock-based and Long-Term Compensation

During 2018, 2017 and 2016, certain employees of Brinks Home Security were granted stock-based awards of Ascent Capital Series A Common Stock under Ascent Capital's 2008 Incentive Plan and Ascent Capital's 2015 Omnibus Incentive Plan.

Stock Options

Ascent Capital awards non-qualified stock options for Ascent Capital Series A Common Stock to the Company's executives and certain employees.  The exercise price is typically granted as the closing share price for Ascent Capital Series A Common Stock as of the grant date.  The awards generally have a life of five to seven years and vest over two to four years. The grant-date fair value of the Ascent Capital stock options granted to Brinks Home Security's employees was calculated using the Black-Scholes model. There were no options granted in 2018, 2017 and 2016.

The following table presents the number and weighted average exercise price ("WAEP") of outstanding options to purchase Ascent Capital Series A Common Stock granted to certain Brinks Home Security employees:

	Series A Common Stock Options	WAEP
Outstanding at January 1, 2018	27,705	$52.26
Granted	—	$—
Exercised	—	$—
Forfeited	(13,105)	$54.24
Expired	—	$—
Outstanding at December 31, 2018	14,600	$50.47
Exercisable at December 31, 2018	14,600	$50.47

There was no intrinsic value for both outstanding stock option awards and exercisable stock option awards at December 31, 2018. The weighted average remaining contractual life of both outstanding and exercisable awards at December 31, 2018 was 0.5 years.

As of December 31, 2018, there was no compensation cost related to unvested stock option awards to be recognized in the consolidated statements of operations over the next twelve months.

Restricted Stock Awards and Restricted Stock Units

Ascent Capital makes awards of restricted stock for its common stock to the Company’s executives and certain employees.  Substantially all of these awards have been for Ascent Capital Series A Common Stock.  The fair values for the restricted stock awards and restricted stock units are the closing price of Ascent Capital Series A Common Stock on the applicable dates of grants.

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

The following table presents the number and weighted average fair value ("WAFV") of unvested restricted stock awards granted to certain Brinks Home Security employees:

	Series A Restricted Stock Awards	WAFV
Outstanding at January 1, 2018	35,473	$19.13
Granted	—	$—
Vested	(20,450)	$22.02
Canceled	—	$—
Outstanding at December 31, 2018	15,023	$15.20

There were no outstanding Series B restricted stock awards as of December 31, 2018.

The following table presents the number and WAFV of unvested restricted stock units granted to certain Brinks Home Security employees:

	Series A Restricted Stock Units	WAFV
Outstanding at January 1, 2018	223,177	$17.93
Granted	407,609	$3.68
Vested	(70,834)	$25.60
Canceled	(72,463)	$13.80
Outstanding at December 31, 2018	487,489	$5.52

As of December 31, 2018, the total compensation cost related to unvested restricted stock and stock unit awards was approximately $917,000.  Such amount will be recognized in the consolidated statements of operations over a period of approximately 2.3 years.

Cash Incentive Plan

In 2017 and 2018, the Company made awards to certain employees under its 2017 Cash Incentive Plan (the “2017 Plan”). The 2017 Plan provides the terms and conditions for the grant of, and payment with respect to, phantom units granted to certain officers and other key personnel of the Company. The value of a single phantom unit (“phantom unit value”) is tied to the value of Ascent Capital Series A Common Stock. The 2017 Plan is administered by a committee (the "committee") whose members are designated by the Compensation Committee of Ascent Capital's Board of Directors. Grants are determined by the committee, with the first grant occurring on January 1, 2017 and a second grant occurring on January 1, 2018. There were 307,697 phantom units granted as of December 31, 2018. The phantom units vest annually over a three year period beginning on the grant date and are payable in cash at each vesting date. The Company records a liability and a charge to expense based on the phantom unit value and percent vested at each reporting period. As of December 31, 2018, $39,000 was accrued for the estimated vested value of the phantom awards.

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

The following table provides a summary of the changes in Accumulated other comprehensive income (loss) for the periods presented (amounts in thousands):

Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2015	$(13,546)
Unrealized loss on derivatives recognized through Accumulated other comprehensive income (loss), net of income tax of $0 (a)	(2,673)
Reclassifications of unrealized loss on derivatives into net income, net of income tax of $0 (b)	7,262
Net current period other comprehensive income (loss)	4,589
Balance at December 31, 2016	$(8,957)
Unrealized loss on derivatives recognized through Accumulated other comprehensive income (loss), net of income tax of $0 (a)	(3,842)
Reclassifications of unrealized loss on derivatives into Net loss, net of income tax of $0 (b)	5,424
Net current period other comprehensive income	1,582
Balance at December 31, 2017	$(7,375)
Impact of adoption of ASU 2017-12	605
Adjusted balance at January 1, 2018	$(6,770)
Unrealized gain on derivatives recognized through Accumulated other comprehensive income (loss), net of income tax of $0 (a)	12,882
Reclassifications of unrealized loss on derivatives into Net loss, net of income tax of $0 (b)	1,496
Net current period other comprehensive income	14,378
Balance at December 31, 2018	$7,608

(a)        No income taxes were recorded on the unrealized gain / (loss) on derivative instrument amounts for 2018, 2017 and 2016 because the Company is subject to a full valuation allowance.
(b)        Amounts reclassified into Net loss are included in Interest expense on the consolidated statement of operations.  See note 10, Derivatives, for further information.

(15)                         Employee Benefit Plans

The Company offers a 401(k) defined contribution plan covering its full-time employees. The plan is funded by employee and employer contributions.  Total 401(k) plan expense for the years ended December 31, 2018, 2017 and 2016 was $172,000, $179,000 and $110,000, respectively.

(16)                         Commitments, Contingencies and Other Liabilities

Contractual Obligations

Future minimum lease payments under scheduled operating leases, which are primarily for buildings and equipment, having initial or remaining noncancelable terms in excess of one year are as follows (in thousands):

Year Ended December 31:
2019	$4,628
2020	4,207
2021	3,093
2022	3,068
2023	3,087
Thereafter	20,329
Minimum lease commitments	$38,412

Rent expense for noncancelable operating leases for real property and equipment was $4,018,000, $3,798,000 and $3,768,000 for the years ended December 31, 2018, 2017 and 2016, respectively.  Various lease arrangements contain options to extend terms and are subject to escalation clauses.

Legal

The Company was named as a defendant in multiple putative class actions consolidated in U.S. District Court (Northern District of West Virginia) on behalf of purported class(es) or persons who claim to have received telemarketing calls in violation of various state and federal laws. The actions were brought by plaintiffs seeking monetary damages on behalf of all plaintiffs who received telemarketing calls made by a Brinks Home Security Authorized Dealer, or any Authorized Dealer's lead generator or sub-dealer. In the second quarter of 2017, the Company and the plaintiffs agreed to settle this litigation for $28,000,000 ("the Settlement Amount"). In the third quarter of 2017, the Company paid $5,000,000 of the Settlement Amount pursuant to the settlement agreement with the plaintiffs. In the third quarter of 2018, the Company paid the remaining $23,000,000 of the Settlement Amount. The Company recovered a portion of the Settlement Amount under its insurance policies held with multiple carriers. In the fourth quarter of 2018, the Company settled its claims against two such carriers in which those carriers agreed to pay the Company an aggregate of $12,500,000.

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

(17)                         Quarterly Financial Information (Unaudited - see accompanying accountants' report)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(Amounts in thousands)
2018:
Net revenue	$133,753	135,013	137,156	134,436
Operating income (loss)	$12,012	(201,845)	12,280	(316,590)
Net loss	$(26,207)	(241,792)	(33,840)	(376,911)
2017:
Net revenue	$141,200	140,498	138,211	133,546
Operating income (loss)	$16,609	(11,848)	12,896	14,647
Net loss	$(21,013)	(50,104)	(25,536)	(14,642)

(18)                         Consolidating Guarantor Financial Information

The Senior Notes were issued by Brinks Home Security (the "Parent Issuer") and are fully and unconditionally guaranteed, on a joint and several basis, by all of the Company's existing domestic subsidiaries ("Subsidiary Guarantors"). Ascent Capital has not guaranteed any of the Company's obligations under the Senior Notes. The condensed consolidating financial information for the Parent Issuer, the Subsidiary Guarantors and the non-guarantors are as follows:

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidating Balance Sheet
Amounts in thousands

	As of December 31, 2018
	Parent Issuer	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$1,697	491	—	—	2,188
Restricted cash	189	—	—	—	189
Trade receivables, net	12,362	759	—	—	13,121
Prepaid and other current assets	118,119	4,042	—	(93,983)	28,178
Total current assets	132,367	5,292	—	(93,983)	43,676

Property and equipment, net	34,960	1,579	—	—	36,539
Subscriber accounts, net	1,160,698	34,765	—	—	1,195,463
Deferred income tax asset, net	783	—	—	—	783
Other assets, net	29,270	37	—	—	29,307
Total assets	$1,358,078	41,673	—	(93,983)	1,305,768

Liabilities and Stockholder's (Deficit) Equity
Current liabilities:
Accounts payable	$11,110	989	—	—	12,099
Other accrued liabilities	29,016	96,052	—	(93,983)	31,085
Deferred revenue	11,357	1,703	—	—	13,060
Holdback liability	11,342	171	—	—	11,513
Current portion of long-term debt	1,816,450	—	—	—	1,816,450
Total current liabilities	1,879,275	98,915	—	(93,983)	1,884,207

Non-current liabilities:
Long-term debt	—	—	—	—	—
Long-term holdback instruments	1,770	—	—	—	1,770
Derivative financial instruments	6,039	—	—	—	6,039
Other liabilities	59,969	—	—	(57,242)	2,727
Total liabilities	1,947,053	98,915	—	(151,225)	1,894,743

Total stockholder's (deficit) equity	(588,975)	(57,242)	—	57,242	(588,975)
Total liabilities and stockholder's (deficit) equity	$1,358,078	41,673	—	(93,983)	1,305,768

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidating Balance Sheet
Amounts in thousands

	As of December 31, 2017
	Parent Issuer	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$2,705	597	—	—	3,302
Trade receivables, net	12,082	563	—	—	12,645
Prepaid and other current assets	74,613	2,396	—	(66,341)	10,668
Total current assets	89,400	3,556	—	(66,341)	26,615

Investment in subsidiaries	4,554	—	—	(4,554)	—
Property and equipment, net	30,727	2,062	—	—	32,789
Subscriber accounts, net	1,265,519	36,509	—	—	1,302,028
Dealer network and other intangible assets, net	6,063	931	—	—	6,994
Goodwill	527,191	36,358	—	—	563,549
Other assets, net	9,311	29	—	—	9,340
Total assets	$1,932,765	79,445	—	(70,895)	1,941,315

Liabilities and Stockholder's Equity
Current liabilities:
Accounts payable	$9,705	1,368	—	—	11,073
Other accrued liabilities	50,448	69,377	—	(66,341)	53,484
Deferred revenue	12,332	1,539	—	—	13,871
Holdback liability	9,035	274	—	—	9,309
Current portion of long-term debt	11,000	—	—	—	11,000
Total current liabilities	92,520	72,558	—	(66,341)	98,737

Non-current liabilities:
Long-term debt	1,707,297	—	—	—	1,707,297
Long-term holdback instruments	2,658	—	—	—	2,658
Derivative financial instruments	13,491	—	—	—	13,491
Deferred income tax liability, net	11,684	1,620	—	—	13,304
Other liabilities	2,379	713	—	—	3,092
Total liabilities	1,830,029	74,891	—	(66,341)	1,838,579

Total stockholder's equity	102,736	4,554	—	(4,554)	102,736
Total liabilities and stockholder's equity	$1,932,765	79,445	—	(70,895)	1,941,315

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Amounts in thousands

	Year Ended December 31, 2018
	Parent Issuer	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated

Net revenue	$500,152	40,206	—	—	540,358

Operating expenses:
Cost of services	109,201	19,738	—	—	128,939
Selling, general and administrative, including stock-based and long-term incentive compensation	79,696	39,244	—	—	118,940
Amortization of subscriber accounts, deferred contract acquisition costs and other intangible assets	204,662	6,977	—	—	211,639
Depreciation	10,371	1,063	—	—	11,434
Loss on goodwill impairment	527,191	36,358	—	—	563,549
	931,121	103,380	—	—	1,034,501
Operating loss	(430,969)	(63,174)	—	—	(494,143)
Other expense:
Equity in loss of subsidiaries	61,711	—	—	(61,711)	—
Interest expense	180,770	—	—	—	180,770
Unrealized loss on derivative financial instruments	3,151	—	—	—	3,151
Refinancing expense	12,238	—	—	—	12,238
	257,870	—	—	(61,711)	196,159
Loss before income taxes	(688,839)	(63,174)	—	61,711	(690,302)
Income tax expense	(10,089)	(1,463)	—	—	(11,552)
Net loss	(678,750)	(61,711)	—	61,711	(678,750)
Other comprehensive income (loss):
Unrealized gain on derivative contracts	14,378	—	—	—	14,378
Total other comprehensive income	14,378	—	—	—	14,378
Comprehensive loss	$(664,372)	(61,711)	—	61,711	(664,372)

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Amounts in thousands

	Year Ended December 31, 2017
	Parent Issuer	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated

Net revenue	$519,293	34,162	—	—	553,455

Operating expenses:
Cost of services	104,103	15,090	—	—	119,193
Selling, general and administrative, including stock-based and long-term incentive compensation	126,201	29,701	—	—	155,902
Radio conversion costs	391	59	—	—	450
Amortization of subscriber accounts, deferred contract acquisition costs and other intangible assets	230,313	6,475	—	—	236,788
Depreciation	8,101	717	—	—	8,818
	469,109	52,042	—	—	521,151
Operating income (loss)	50,184	(17,880)	—	—	32,304
Other expense:
Equity in loss of subsidiaries	17,978	—	—	(17,978)	—
Interest expense	145,487	5	—	—	145,492
	163,465	5	—	(17,978)	145,492
Loss before income taxes	(113,281)	(17,885)	—	17,978	(113,188)
Income tax expense (benefit)	(1,986)	93	—	—	(1,893)
Net loss	(111,295)	(17,978)	—	17,978	(111,295)
Other comprehensive income (loss):
Unrealized gain on derivative contracts	1,582	—	—	—	1,582
Total other comprehensive income	1,582	—	—	—	1,582
Comprehensive loss	$(109,713)	(17,978)	—	17,978	(109,713)

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Amounts in thousands

	Year Ended December 31, 2016
	Parent Issuer	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated

Net revenue	$543,181	27,191	—	—	570,372

Operating expenses:
Cost of services	101,940	13,296	—	—	115,236
Selling, general and administrative, including stock-based and long-term incentive compensation	86,670	27,482	—	—	114,152
Radio conversion costs	18,204	218	—	—	18,422
Amortization of subscriber accounts, deferred contract acquisition costs and other intangible assets	240,568	6,185	—	—	246,753
Depreciation	7,784	376	—	—	8,160
	455,166	47,557	—	—	502,723
Operating income (loss)	88,015	(20,366)	—	—	67,649
Other expense:
Equity in loss of subsidiaries	21,387	—	—	(21,387)	—
Interest expense	127,290	18	—	—	127,308
Refinancing expense	9,500	—	—	—	9,500
	158,177	18	—	(21,387)	136,808
Loss before income taxes	(70,162)	(20,384)	—	21,387	(69,159)
Income tax expense	6,145	1,003	—	—	7,148
Net loss	(76,307)	(21,387)	—	21,387	(76,307)
Other comprehensive income (loss):
Unrealized gain on derivative contracts	4,589	—	—	—	4,589
Total other comprehensive income	4,589	—	—	—	4,589
Comprehensive loss	$(71,718)	(21,387)	—	21,387	(71,718)

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Cash Flows
Amounts in thousands

	Year Ended December 31, 2018
	Parent Issuer	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash provided by operating activities	$102,569	1,934	—	—	104,503
Investing activities:
Capital expenditures	(14,327)	(576)	—	—	(14,903)
Cost of subscriber accounts acquired	(138,986)	(1,464)	—	—	(140,450)
Net cash used in investing activities	(153,313)	(2,040)	—	—	(155,353)
Financing activities:
Proceeds from long-term debt	248,800	—	—	—	248,800
Payments on long-term debt	(184,100)	—	—	—	(184,100)
Payments of financing costs	(9,682)	—	—	—	(9,682)
Value of shares withheld for share-based compensation	(93)	—	—	—	(93)
Dividend to Ascent Capital	(5,000)	—	—	—	(5,000)
Net cash provided by financing activities	49,925	—	—	—	49,925
Net decrease in cash, cash equivalents and restricted cash	(819)	(106)	—	—	(925)
Cash, cash equivalents and restricted cash at beginning of period	2,705	597	—	—	3,302
Cash, cash equivalents and restricted cash at end of period	$1,886	491	—	—	2,377

	Year Ended December 31, 2017
	Parent Issuer	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash provided by operating activities	$147,350	2,854	—	—	150,204
Investing activities:
Capital expenditures	(13,213)	(1,180)	—	—	(14,393)
Cost of subscriber accounts acquired	(140,394)	(2,515)	—	—	(142,909)
Net cash used in investing activities	(153,607)	(3,695)	—	—	(157,302)
Financing activities:
Proceeds from long-term debt	187,950	—	—	—	187,950
Payments on long-term debt	(175,250)	—	—	—	(175,250)
Value of shares withheld for share-based compensation	(477)	—	—	—	(477)
Dividend to Ascent Capital	(5,000)	—	—	—	(5,000)
Net cash provided by financing activities	7,223	—	—	—	7,223
Net increase (decrease) in cash, cash equivalents and restricted cash	966	(841)	—	—	125
Cash, cash equivalents and restricted cash at beginning of period	1,739	1,438	—	—	3,177
Cash, cash equivalents and restricted cash at end of period	$2,705	597	—	—	3,302

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Cash Flows
Amounts in thousands

	Year Ended December 31, 2016
	Parent Issuer	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash provided by operating activities	$181,384	9,143	—	—	190,527
Investing activities:
Capital expenditures	(7,997)	(1,181)	—	—	(9,178)
Cost of subscriber accounts acquired	(193,790)	(7,591)	—	—	(201,381)
Net cash used in investing activities	(201,787)	(8,772)	—	—	(210,559)
Financing activities:
Proceeds from long-term debt	1,280,700	—	—	—	1,280,700
Payments on long-term debt	(1,238,059)	—	—	—	(1,238,059)
Refinance costs	(16,946)	—	—	—	(16,946)
Value of shares withheld for share-based compensation	(121)	—	—	—	(121)
Dividend to Ascent Capital	(5,000)	—	—	—	(5,000)
Net cash provided by financing activities	20,574	—	—	—	20,574
Net increase in cash, cash equivalents and restricted cash	171	371	—	—	542
Cash, cash equivalents and restricted cash at beginning of period	1,568	1,067	—	—	2,635
Cash, cash equivalents and restricted cash at end of period	$1,739	1,438	—	—	3,177

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
·                  ITEM 11. EXECUTIVE COMPENSATION
·                  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
·                  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional audit services rendered by KPMG LLP for the audit of our consolidated financial statements for 2018 and 2017:

	2018	2017
Audit fees	$48,673	51,550
Audit related fees	350,000	—
Audit and audit related fees	398,673	51,550
Tax fees	—	—
Total fees	$398,673	51,550

Our audit committee is the same audit committee that serves our parent company, Ascent Capital.  The audit committee has considered whether the provision of services by KPMG LLP to our Company other than auditing is compatible with KPMG LLP maintaining its independence and believes that the provision of such other services is compatible with KPMG LLP maintaining its independence.

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

Notwithstanding the foregoing general pre-approval, any individual project involving the provision of pre-approved services that is likely to result in fees in excess of $100,000 requires the specific prior approval of Ascent Capital’s audit committee.  Any engagement of our independent auditors for services other than the pre-approved services requires the specific approval of Ascent Capital’s audit committee.  Ascent Capital’s audit committee has delegated the authority for the foregoing approvals to the chairman of its audit committee, subject to his subsequent disclosure to its entire audit committee of the granting of any such approval. Philip J. Holthouse currently serves as the chairman of Ascent Capital’s audit committee.

This pre-approval policy prohibits the engagement of our independent auditor to provide any services that are subject to the prohibition imposed by Section 201 of the Sarbanes-Oxley Act.

All services provided by our independent auditor during 2018 were approved in accordance with the terms of the policy.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements

Included in Part II of this Annual Report:

Monitronics International, Inc.:

(a) (2)  Financial Statement Schedules

(i)  All schedules have been omitted because they are not applicable, not material or the required information is set forth in the consolidated financial statements or notes thereto.

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

4.1
Credit Agreement, dated March 23, 2012, among Monitronics, as borrower, Bank of America, N.A., as administrative agent and letter of credit issuer, Citibank, N.A. and Credit Suisse AG, Cayman Islands Branch, as co-syndication agents, U.S. Bank National Association, as document agent and the lenders party thereto (incorporated by reference to Exhibit 4.2 to Ascent Capital's Quarterly Report on Form 10-Q for the quarterly period ended March 2012 (File No. 001-34176), filed with the Commission on May 9, 2012 (the Ascent Q1 2012 10-Q")).

4.2
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

4.3
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

4.4
Form of Amendment No. 3 to the Credit Agreement and Amendment No. 1 to Guaranty Agreement, dated August 16, 2013, by and among Monitronics, Bank of America, N.A., individually and as administrative agent, and the certain lenders party thereto (incorporated by reference to Exhibit 4.4 to Ascent Capital’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 (File No. 001-34176), filed with the Commission on November 12, 2013).

4.5
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

4.6
Form of Amendment No. 5 to the Credit Agreement, dated April 9, 2015, by and among Monitronics International, Inc., Bank of America, N.A., individually and as administrative agent, and the certain lenders party thereto (incorporated by reference to Exhibit 4.1 to Ascent Capital's Current Report on Form 8-K (File No. 001-34176) filed with the Commission on April 15, 2015).

4.7
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

4.8	Amendment No. 7 to the Credit Agreement, dated December 29, 2016, by and among Monitronics and Bank of America, N.A., as administrative agent.*

4.9
Indenture, dated March 23, 2012, between the Company, as issuer, the Guarantors party thereto, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Ascent Capital’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 (File No. 001-34176), filed with the Commission on May 9, 2012 (the “Ascent March 2012 10-Q”)).

4.10
Supplemental Indenture, dated as of August 16, 2013, by and among the Company, the Guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-4 (File No. 333-191805), filed with the Commission on October 18, 2013 (the “2013 S-4”)).

4.11
Second Supplemental Indenture, dated as of August 26, 2013, by and among the Company, the Guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.3 to the 2013 S-4).

10.1
Ascent Capital 2008 Incentive Plan (the “Ascent 2008 Plan”) (incorporated by reference to Exhibit 4.4 to Ascent Capital’s Registration Statement on Form S-8 (File No. 333-156231), filed with the Commission on December 17, 2008).

10.2
Form of Long-Term Restricted Stock Award Agreement under the 2008 Plan for Executive Officers of Ascent Capital and the Company (incorporated by reference to Exhibit 10.3 to Ascent Capital’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 (File No. 001-34176), filed with the Commission on August 9, 2012 (the “Ascent Capital June 2012 10-Q”)).

10.3
Form of Long-Term Non-Qualified Stock Option Agreement under the 2008 Plan for Executive Officers of the Ascent Capital and the Company (incorporated by reference to Exhibit 10.4 to the Ascent Capital June 2012 10-Q).

10.4
Ascent Capital 2015 Omnibus Incentive Plan (the "Omnibus Incentive Plan") (incorporated by reference to Exhibit 99.1 to Ascent Capital’s Registration Statement on Form S-8 (File No. 333-203043) filed with the Commission on March 26, 2015).

10.5
Form of Performance-Based Restricted Stock Unit Award Agreement under the Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to Ascent Capital’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015 (File No. 001-34176), filed with the Commission on May 8, 2015).

10.6
Transaction Support Agreement, dated as of September 24, 2018, by and among Ascent Capital, Monitronics and certain holders of Monitronics' 9.125% Senior Notes due 2020 (the "Consenting Noteholders") (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 333-110025), filed with the Commission on September 25, 2018).

10.7
First Amendment to Transaction Support Agreement, dated as of October 16, 2018, by and among Ascent Capital, Monitronics and the Consenting Noteholders (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 333-110025), filed with the Commission on October 17, 2018).

10.8
Amended and Restated Transaction Support Agreement, dated as of October 30, 2018, by and among Ascent Capital, Monitronics, the Consenting Noteholders and a group of holders of Term B-2 Loans under Monitronics' Credit Facility (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 333-110025), filed with the Commission on October 30, 2018).

21	List of Subsidiaries of Monitronics International, Inc.*

24	Power of Attorney dated April 1, 2019.*

31.1	Rule 13a-14(a)/15d-14(a) Certification.*

31.2	Rule 13a-14(a)/15d-14(a) Certification.*

32	Section 1350 Certification.**

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*                           Filed herewith.
**                    Furnished herewith.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONITRONICS INTERNATIONAL, INC.

Dated:	April 1, 2019	By	/s/ Jeffery R. Gardner
Jeffery R. Gardner
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Jeffery R. Gardner	President and Chief Executive Officer	April 1, 2019
Jeffery R. Gardner

/s/ William R. Fitzgerald	Chairman of the Board and Director	April 1, 2019
William R. Fitzgerald

/s/ William E. Niles	Director, Executive Vice President and Secretary	April 1, 2019
William E. Niles

Director
Marc A. Beilinson

/s/ Sherman K. Edmiston III	Director	April 1, 2019
Sherman K. Edmiston III

/s/ Fred A. Graffam	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	April 1, 2019
Fred A. Graffam