Form 10-Q
period 2019-03-31
MONITRONICS INTERNATIONAL INC
filed 2019-05-15
CIK 1265107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019
OR
☐              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number 333-110025
 MONITRONICS INTERNATIONAL, INC.
(Exact name of Registrant as specified in its charter)

State of Texas	74-2719343
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1990 Wittington Place
Farmers Branch, Texas	75234
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (972) 243-7443
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of May 14, 2019, Monitronics International, Inc. is a wholly owned subsidiary of Ascent Capital Group, Inc.

Item 1.  Financial Statements (unaudited)
MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
Amounts in thousands, except share amounts
(unaudited)

	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$23,931	2,188
Restricted cash	118	189
Trade receivables, net of allowance for doubtful accounts of $3,239 in 2019 and $3,759 in 2018	12,438	13,121
Prepaid and other current assets	34,388	28,178
Total current assets	70,875	43,676
Property and equipment, net of accumulated depreciation of $43,685 in 2019 and $40,531 in 2018	37,154	36,539
Subscriber accounts and deferred contract acquisition costs, net of accumulated amortization of $1,670,228 in 2019 and $1,621,242 in 2018	1,176,776	1,195,463
Deferred income tax asset, net	783	783
Operating lease right-of-use asset	19,720	—
Other assets	25,606	29,307
Total assets	$1,330,914	1,305,768
Liabilities and Stockholder's Deficit
Current liabilities:
Accounts payable	$12,942	12,099
Other accrued liabilities	47,393	31,085
Deferred revenue	12,698	13,060
Holdback liability	12,041	11,513
Current portion of long-term debt	1,838,900	1,816,450
Total current liabilities	1,923,974	1,884,207
Non-current liabilities:
Long-term holdback liability	1,979	1,770
Derivative financial instruments	9,287	6,039
Operating lease liabilities	16,550	—
Other liabilities	2,899	2,727
Total liabilities	1,954,689	1,894,743
Commitments and contingencies
Stockholder's deficit:
Common stock, $.01 par value. 1,000 shares authorized, issued and outstanding both at March 31, 2019 and December 31, 2018	—	—
Additional paid-in capital	437,149	439,711
Accumulated deficit	(1,068,064)	(1,036,294)
Accumulated other comprehensive income, net	7,140	7,608
Total stockholder's deficit	(623,775)	(588,975)
Total liabilities and stockholder's deficit	$1,330,914	1,305,768

See accompanying notes to condensed consolidated financial statements.

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
Amounts in thousands
(unaudited)

	Three Months Ended March 31,
	2019	2018
Net revenue	$129,606	133,753
Operating expenses:
Cost of services	26,764	32,701
Selling, general and administrative, including stock-based and long-term incentive compensation	31,222	32,014
Amortization of subscriber accounts, deferred contract acquisition costs and other intangible assets	49,145	54,411
Depreciation	3,154	2,615
	110,285	121,741
Operating income	19,321	12,012
Other expense:
Interest expense	37,433	36,873
Unrealized loss on derivative financial instruments	7,773	—
Refinancing expense	5,214	—
	50,420	36,873
Loss before income taxes	(31,099)	(24,861)
Income tax expense	671	1,346
Net loss	(31,770)	(26,207)
Other comprehensive income (loss):
Unrealized gain (loss) on derivative contracts, net	(468)	14,406
Total other comprehensive income (loss), net of tax	(468)	14,406
Comprehensive loss	$(32,238)	(11,801)

See accompanying notes to condensed consolidated financial statements.

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Amounts in thousands
(unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(31,770)	(26,207)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of subscriber accounts, deferred contract acquisition costs and other intangible assets	49,145	54,411
Depreciation	3,154	2,615
Stock-based and long-term incentive compensation	535	(12)
Deferred income tax expense	—	662
Amortization of debt discount and deferred debt costs	—	1,789
Unrealized loss on derivative financial instruments	7,773	—
Refinancing expense	5,214	—
Bad debt expense	3,335	3,017
Other non-cash activity, net	(267)	(852)
Changes in assets and liabilities:
Trade receivables	(2,652)	(2,672)
Prepaid expenses and other assets	48	580
Subscriber accounts - deferred contract acquisition costs	(863)	(898)
Payables and other liabilities	14,890	17,921
Net cash provided by operating activities	48,542	50,354
Cash flows from investing activities:
Capital expenditures	(2,999)	(3,310)
Cost of subscriber accounts acquired	(28,850)	(24,560)
Net cash used in investing activities	(31,849)	(27,870)
Cash flows from financing activities:
Proceeds from long-term debt	43,100	50,000
Payments on long-term debt	(18,400)	(47,750)
Payments of financing costs	(14,720)	—
Value of shares withheld for share-based compensation	(1)	(42)
Dividend to Ascent Capital	(5,000)	—
Net cash provided by financing activities	4,979	2,208
Net increase in cash, cash equivalents and restricted cash	21,672	24,692
Cash, cash equivalents and restricted cash at beginning of period	2,377	3,302
Cash, cash equivalents and restricted cash at end of period	$24,049	27,994
Supplemental cash flow information:
State taxes paid, net	$—	—
Interest paid	24,672	21,735
Accrued capital expenditures	1,322	830

See accompanying notes to condensed consolidated financial statements.

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholder’s Deficit
Amounts in thousands, except share amounts
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholder’s Deficit
	Shares	Amount
Balance at December 31, 2018	1,000	$—	439,711	(1,036,294)	7,608	$(588,975)
Net loss	—	—	—	(31,770)	—	(31,770)
Other comprehensive loss	—	—	—	—	(468)	(468)
Dividend paid to Ascent Capital	—	—	(5,000)	—	—	(5,000)
Contribution from Ascent Capital	—	—	2,250	—	—	2,250
Stock-based compensation	—	—	189	—	—	189
Value of shares withheld for minimum tax liability	—	—	(1)	—	—	(1)
Balance at March 31, 2019	1,000	$—	437,149	(1,068,064)	7,140	$(623,775)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholder’s Equity
	Shares	Amount
Balance at December 31, 2017	1,000	$—	444,330	(334,219)	(7,375)	$102,736
Impact of adoption of Topic 606	—	—	—	(22,720)	—	(22,720)
Impact of adoption of ASU 2017-12	—	—	—	(605)	605	—
Adjusted balance at January 1, 2018	1,000	—	444,330	(357,544)	(6,770)	80,016
Net loss	—	—	—	(26,207)	—	(26,207)
Other comprehensive income	—	—	—	—	14,406	14,406
Stock-based compensation	—	—	47	—	—	47
Value of shares withheld for minimum tax liability	—	—	(42)	—	—	(42)
Balance at March 31, 2018	1,000	$—	444,335	(383,751)	7,636	$68,220

See accompanying notes to condensed consolidated financial statements.

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

(1)    Basis of Presentation

Monitronics International, Inc. and its subsidiaries (collectively, "Monitronics" or the "Company", doing business as Brinks Home SecurityTM) are wholly owned subsidiaries of Ascent Capital Group, Inc. ("Ascent Capital").  Monitronics provides residential customers and commercial client accounts with monitored home and business security systems, as well as interactive and home automation services, in the United States, Canada and Puerto Rico.  Monitronics customers are obtained through our direct-to-consumer sales channel (the "Direct to Consumer Channel") or our exclusive authorized dealer network (the "Dealer Channel"), which provides product and installation services, as well as support to customers. Our Direct to Consumer Channel offers both Do-It-Yourself and professional installation security solutions.

The unaudited interim financial information of the Company has been prepared in accordance with Article 10 of the Securities and Exchange Commission’s (the "SEC") Regulation S-X. Accordingly, it does not include all of the information required by generally accepted accounting principles in the United States ("GAAP") for complete financial statements. The Company’s unaudited condensed consolidated financial statements as of March 31, 2019, and for the three months ended March 31, 2019 and 2018, include Monitronics and all of its direct and indirect subsidiaries. The accompanying interim condensed consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. These condensed consolidated financial statements should be read in conjunction with the Monitronics Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on April 1, 2019.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of revenue and expenses for each reporting period.  The significant estimates made in preparation of the Company’s condensed consolidated financial statements primarily relate to valuation of subscriber accounts and valuation of deferred tax assets. These estimates are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts them when facts and circumstances change. As the effects of future events cannot be determined with any certainty, actual results could differ from the estimates upon which the carrying values were based.

(2)    Going Concern

The Company has substantial indebtedness at March 31, 2019, including $585,000,000 principal of senior notes, maturing on April 1, 2020 (the "Senior Notes"), and an existing credit facility with a term loan in principal of $1,072,500,000 as of March 31, 2019, maturing September 30, 2022, and a revolving credit facility with an outstanding balance of  $181,400,000 as of March 31, 2019, maturing September 30, 2021 (the term loan and the revolver, together, the "Credit Facility").

The maturity date for each of the term loan and the revolving credit facility under the Credit Facility is subject to a springing maturity 181 days prior to the scheduled maturity date of the Senior Notes, or October 3, 2019, if Monitronics is unable to refinance the Senior Notes by that date. Furthermore, Monitronics received a going concern qualification in connection with its standalone external audit report of its Annual Report on Form 10-K, for the year ended December 31, 2018, which constitutes a default under Monitronics’ Credit Facility (the "Going Concern Default"), and will report that its Consolidated Senior Secured Eligible RMR Leverage Ratio (as defined in the Credit Facility) exceeds the limits provided in the Credit Agreement for the quarter ended March 31, 2019 (the “Financial Covenant Default”), which constitutes an event of default under Monitronics’ Credit Facility. Any default under the Credit Facility may, upon the passage of time, mature into an event of default. At any time after the occurrence of an event of default under the Credit Facility, the lenders thereunder may, among other options, declare any amounts outstanding under the Credit Facility immediately due and payable and the revolving loan lenders thereunder may terminate any commitment to make further loans under the revolving credit facility under the Credit Facility. Any such acceleration may constitute an event of default under the indenture governing the Senior Notes.

Additionally, in connection with management's negotiations with its creditors, we did not make our Senior Notes interest payment of $26,691,000 due on April 1, 2019. The indenture governing the Senior Notes provides for a 30-day cure period on past due interest payments (the non-payment of the interest following the expiration of the 30-day cure period, the "Senior Notes Default"). The 30-day cure period under the indenture governing the Senior Notes has expired.

We have obtained a waiver (as amended, the “Credit Facility Waiver”), from the required revolving lenders under the Credit Facility, which expired May 10, 2019, with respect to, among other things, the Going Concern Default and the Senior Notes

Default, subject to the terms and conditions of the Credit Facility Waiver. The Credit Facility Waiver obtained from the Credit Facility revolving loan lenders allowed us to continue to borrow under the revolving credit facility under the Credit Facility, up to $195,000,000 at an alternate base rate plus 3.00%. We are seeking to amend and extend the Credit Facility Waiver including a waiver with respect to the Financial Covenant Default and such discussions are ongoing.

We have obtained a forbearance, as amended, from the required term lenders under the Credit Facility, through May 15, 2019, with respect to, among other things, the Going Concern Default, the Senior Notes Default and the Financial Covenant Default, subject to the terms and conditions of the forbearance. The forbearance obtained from the Credit Facility term lenders provides that the term loan lenders will not exercise remedies with respect to an event of default that may occur from the Going Concern Default, the Senior Notes Default or the Financial Covenant Default. Despite the forbearance obtained from the Credit Facility term lenders, the Going Concern Default, the Senior Notes Default and the Financial Covenant Default, and any resulting event of default under the Credit Facility, are continuing, and will continue, absent a waiver from the required revolving and term loan lenders, as applicable.

Additionally, we have obtained a forbearance from the required holders of Senior Notes, through May 15, 2019, with respect to, among other things, the Senior Notes Default, subject to the terms and conditions of the forbearance. The forbearance obtained from the holders of Senior Notes provides, subject to the terms of the forbearance, that the holders of Senior Notes will not exercise remedies with respect to the Senior Notes Default.

Given these factors, management continues to conclude there is substantial doubt regarding our ability to continue as a going concern within one year from the issuance date of these condensed consolidated financial statements.

We have engaged financial and legal advisors to assist us in considering potential alternatives to address the issues described above. As of the issuance date of these condensed consolidated financial statements, we have not refinanced the Senior Notes and there can be no assurance that any refinancing, or an alternative restructuring of our outstanding indebtedness will be possible on acceptable terms, if at all.

Our failure to refinance the Senior Notes or to reach an agreement with our stakeholders on the terms of a restructuring would have a material adverse effect on our liquidity, financial condition and results of operations and may result in us filing a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in order to implement a restructuring plan.

Our condensed consolidated financial statements as of March 31, 2019 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

(3)    Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (the "FASB") issued ASU 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 requires the lessee to recognize assets and liabilities for leases with lease terms of more than twelve months. The Company adopted ASU 2016-02 using a modified retrospective approach at January 1, 2019, as outlined in ASU 2018-11, Leases (Topic 842): Targeted Improvements. Under this method of adoption, there is no impact to the comparative condensed consolidated statements of operations and condensed consolidated balance sheets. The Company determined that there was no cumulative effect adjustment to beginning Accumulated deficit on the condensed consolidated balance sheets. The Company will continue to report periods prior to January 1, 2019 in its financial statements under prior guidance as outlined in Accounting Standards Codification Topic 840, "Leases". In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed carry forward of historical lease classifications.

Adoption of this standard did not materially impact the Company's Loss before income taxes and had no impact on the condensed consolidated statements of cash flows. Upon adoption as of January 1, 2019, the Company recognized an Operating lease right-of-use asset of $20,240,000 and a total Operating lease liability of $20,761,000. The difference between the two amounts were due to decreases in prepaid rent and deferred rent recorded under prior lease accounting in Prepaid and other current assets and Other accrued liabilities, respectively, on the condensed consolidated balance sheets. See note 11, Leases, for further information.

(4)    Other Accrued Liabilities

Other accrued liabilities consisted of the following (amounts in thousands):

	March 31, 2019	December 31, 2018
Accrued payroll and related liabilities	$6,044	$4,459
Interest payable	27,648	14,446
Income taxes payable	3,396	2,742
Operating lease liabilities	3,728	—
Other	6,577	9,438
Total Other accrued liabilities	$47,393	$31,085

(5)    Debt

Long-term debt consisted of the following (amounts in thousands):

	March 31, 2019	December 31, 2018
9.125% Senior Notes due April 1, 2020 with an effective interest rate of 9.1%	$585,000	$585,000
Ascent Intercompany Loan due October 1, 2020 with an effective rate of 12.5%	—	12,000
Term loan, matures September 30, 2022, LIBOR plus 5.50%, subject to a LIBOR floor of 1.00%, with an effective rate of 8.3%	1,072,500	1,075,250
$295 million revolving credit facility, matures September 30, 2021, LIBOR plus 4.00%, subject to a LIBOR floor of 1.00%, with an effective rate of 5.7%	181,400	144,200
	1,838,900	1,816,450
Less current portion of long-term debt	(1,838,900)	(1,816,450)
Long-term debt	$—	$—

Senior Notes

The Senior Notes total $585,000,000 in principal, mature on April 1, 2020 and bear interest at 9.125% per annum.  Interest payments are due semi-annually on April 1 and October 1 of each year. Ascent Capital has not guaranteed any of the Company's obligations under the Senior Notes.

In connection with management’s negotiations with its creditors, the Company did not make its Senior Notes interest payment of $26,691,000 due on April 1, 2019. The indenture governing the Senior Notes provides for a 30-day cure period on past due interest payments, which has expired, resulting in the Senior Notes Default. As such, the outstanding debt of the Senior Notes as of March 31, 2019 has been classified as Current portion of long-term debt in the condensed consolidated balance sheets. See note 2, Going Concern for further information.

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

In January 2019, the Company repaid $9,750,000 of the Ascent Intercompany Loan and $2,250,000 was contributed to our stated capital.

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

As of March 31, 2019, the Credit Facility term loan has a principal amount of $1,072,500,000, maturing on September 30, 2022. The term loan requires quarterly interest payments and quarterly principal payments of $2,750,000. The term loan bears interest at LIBOR plus 5.5%, subject to a LIBOR floor of 1.0%. The Credit Facility revolver has a principal amount outstanding of $181,400,000 and an aggregate of $1,000,000 under two standby letters of credit issued as of March 31, 2019, maturing on September 30, 2021. The Credit Facility revolver typically bears interest at LIBOR plus 4.0%, subject to a LIBOR floor of 1.0%. There is a commitment fee of 0.5% on unused portions of the Credit Facility revolver. As discussed in note 2, Going Concern, we obtained the Credit Facility Waiver, which expired May 10, 2019, with respect to, among other things the Going Concern Default and the Senior Notes Default, subject to certain terms and conditions. The Credit Facility Waiver, among other things, allowed us to continue to borrow under the revolving credit facility under the Credit Facility for up to $195,000,000 at an alternate base rate plus 3.0%. We are seeking to amend and extend the Credit Facility Waiver including a waiver with respect to the Financial Covenant Default. However, there can be no assurance that we will receive such a waiver and therefore, there can be no assurance that we will have availability of additional borrowings under the Credit Facility revolver. See note 2, Going Concern for further information.

The maturity date for each of the term loan and the revolving credit facility under the Credit Facility is subject to a springing maturity 181 days prior to the scheduled maturity date of the Senior Notes, or October 3, 2019, if we are unable to refinance the Senior Notes by that date. Furthermore, we were not in compliance with certain financial covenants under the Credit Facility as of March 31, 2019. See note 2, Going Concern for further information.

Given the factors discussed above, the outstanding debt of the Credit Facility term loan and the Credit Facility revolver as of March 31, 2019 continues to be classified as Current portion of long-term debt in the condensed consolidated balance sheets.

The Credit Facility is secured by a pledge of all of the outstanding stock of the Company and all of its existing subsidiaries and is guaranteed by all of the Company’s existing domestic subsidiaries.  Ascent Capital has not guaranteed any of the Company’s obligations under the Credit Facility.

In order to reduce the financial risk related to changes in interest rates associated with the floating rate term loan under the Credit Facility term loan, the Company has entered into interest rate swap agreements with terms similar to the Credit Facility term loan (all outstanding interest rate swap agreements are collectively referred to as the “Swaps”). Prior to December of 2018, all of the Swaps were designated as effective hedges of the Company's variable rate debt and qualified for hedge accounting. However, in December of 2018, given the potential for changes in the Company's future expected interest payments that the Swap hedged, all of the Swaps no longer qualified as a cash flow hedge and were de-designated as such. As a result of these interest rate swaps, the Company's effective weighted average interest rate (excluding the impacts of non-cash amortization of deferred debt costs and discounts) on the borrowings under the Credit Facility term loan was 8.04% as of March 31, 2019. In April of 2019, subsequent to March 31, 2019, all of the outstanding Swaps were settled and terminated with their respective counterparties. See note 6, Derivatives, for further disclosures related to the settlement of these derivative instruments.

As of March 31, 2019, principal payments scheduled to be made on the Company’s debt obligations, assuming certain accelerated maturities due to potential events of default and subsequent transactions, are as follows (amounts in thousands):

Remainder of 2019	$1,838,900
2020	—
2021	—
2022	—
2023	—
2024	—
Thereafter	—
Total principal payments	1,838,900
Less:
Unamortized deferred debt costs and discounts	—
Total debt on condensed consolidated balance sheet	$1,838,900

(6)    Derivatives

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

Prior to December of 2018, all of the Swaps were designated and qualified as cash flow hedging instruments, with the effective portion of the Swaps' change in fair value recorded in Accumulated other comprehensive income (loss). However, in December of 2018, given the potential for changes in the Company's future expected interest payments that these Swaps hedged, all of the Swaps no longer qualified as a cash flow hedge and were de-designated as such. Before the de-designation, changes in the fair value of the Swaps were recognized in Accumulated other comprehensive income (loss) and were reclassified to Interest expense when the hedged interest payments on the underlying debt were recognized. After the de-designation, changes in the fair value of the Swaps are recognized in Unrealized loss on derivative financial instruments on the condensed consolidated statements of operations and comprehensive income (loss). For the three months ended March 31, 2019, the Company recorded an Unrealized loss on derivative financial instruments of $7,773,000. Amounts recognized in Accumulated other comprehensive income (loss) as of the de-designation date will be amortized to Interest expense on the condensed consolidated statements of operations and comprehensive income (loss) over the remaining term of the hedged forecasted transactions of the Swaps which were 3 month LIBOR interest payments. Amounts in Accumulated other comprehensive income (loss) expected to be recognized in Interest expense in the coming 12 months total approximately $2,005,000.

As of March 31, 2019, the Swaps’ outstanding notional balances, effective dates, maturity dates and interest rates paid and received are noted below:

Notional	Effective Date	Maturity Date	Fixed Rate Paid	Variable Rate Received
$189,013,883	March 23, 2018	April 9, 2022 (a)	3.110%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor
246,875,000	March 23, 2018	April 9, 2022 (a)	3.110%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor
49,375,000	March 23, 2018	April 9, 2022 (a)	2.504%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor
372,287,500	March 23, 2018	September 30, 2022 (a)	1.833%	3 mo. USD-LIBOR-BBA, subject to a 1.00% floor

(a)        On April 30, 2019, the various counterparties and the Company agreed to settle and terminate all of the outstanding swap agreements, which required us to pay $8,767,000 in termination amount to certain counterparties and required a certain counterparty to pay $6,540,000 in termination amount to us.

The impact of the derivatives designated as cash flow hedges on the condensed consolidated financial statements is depicted below (amounts in thousands):

	Three Months Ended March 31,
	2019	2018
Effective portion of gain recognized in Accumulated other comprehensive income (loss)	$—	13,668
Effective portion of loss reclassified from Accumulated other comprehensive income (loss) into Net loss (a)	$(468)	(738)

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

The following summarizes the fair value level of assets and liabilities that are measured on a recurring basis at March 31, 2019 and December 31, 2018 (amounts in thousands):

	Level 1	Level 2	Level 3	Total
March 31, 2019
Interest rate swap agreements - assets (a)	$—	6,027	—	6,027
Interest rate swap agreements - liabilities (a)	—	(9,287)	—	(9,287)
Total	$—	(3,260)	—	(3,260)
December 31, 2018
Interest rate swap agreements - assets (a)	$—	10,552	—	10,552
Interest rate swap agreements - liabilities (a)	—	(6,039)	—	(6,039)
Total	$—	4,513	—	4,513

(a)	Swap asset values are included in non-current Other assets and Swap liability values are included in non-current Derivative financial instruments on the condensed consolidated balance sheets.

The Company has determined that the significant inputs used to value the Swaps fall within Level 2 of the fair value hierarchy.  As a result, the Company has determined that its derivative valuations are classified in Level 2 of the fair value hierarchy.

Carrying values and fair values of financial instruments that are not carried at fair value are as follows (amounts in thousands):

	March 31, 2019	December 31, 2018
Long term debt, including current portion:
Carrying value	$1,838,900	1,816,450
Fair value (a)	1,196,619	1,218,606

(a)	The fair value is based on market quotations from third party financial institutions and is classified as Level 2 in the hierarchy.

The Company’s other financial instruments, including cash and cash equivalents, accounts receivable and accounts payable are carried at cost, which approximates their fair value because of their short-term maturity.

(8)    Accumulated Other Comprehensive Income (Loss)

The following table provides a summary of the changes in Accumulated other comprehensive income (loss) for the three months ended March 31, 2019 (amounts in thousands):

Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2018	$7,608
Reclassifications of unrealized loss on derivatives into Net loss, net of income tax of $0 (a)	(468)
Balance at March 31, 2019	$7,140

(a)	Amounts reclassified into Net loss are included in Interest expense on the condensed consolidated statements of operations. See note 6, Derivatives, for further information.

The following table provides a summary of the changes in Accumulated other comprehensive income (loss) for the three months ended March 31, 2018 (amounts in thousands):

Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2017	$(7,375)
Impact of adoption of ASU 2017-12	605
Adjusted balance at January 1, 2018	(6,770)
Unrealized gain on derivatives recognized through Accumulated other comprehensive income (loss), net of income tax of $0	13,668
Reclassifications of unrealized loss on derivatives into Net loss, net of income tax of $0 (a)	738
Net current period Other comprehensive income	14,406
Balance at March 31, 2018	$7,636

(a)	Amounts reclassified into Net loss are included in Interest expense on the condensed consolidated statements of operations.

(9)    Commitments, Contingencies and Other Liabilities

The Company was named as a defendant in multiple putative class actions consolidated in U.S. District Court (Northern District of West Virginia) on behalf of purported class(es) for persons who claim to have received telemarketing calls in violation of various state and federal laws. The actions were brought by plaintiffs seeking monetary damages on behalf of all plaintiffs who received telemarketing calls made by a Monitronics Authorized Dealer, or any Authorized Dealer's lead generator or sub-dealer. In the second quarter of 2017, the Company and the plaintiffs agreed to settle this litigation for $28,000,000 ("the Settlement Amount"). In the third quarter of 2017, the Company paid $5,000,000 of the Settlement Amount pursuant to the settlement agreement with the plaintiffs. In the third quarter of 2018, the Company paid the remaining $23,000,000 of the Settlement Amount. The Company recovered a portion of the Settlement Amount under its insurance policies held with multiple carriers. In the fourth quarter of 2018, we settled our claims against two such carriers in which those carriers agreed to pay us an aggregate of $12,500,000. In April of 2019, Monitronics settled a claim against one such carrier in which that carrier agreed to pay the Company $4,800,000.

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

(10)    Revenue Recognition

Disaggregation of Revenue

Revenue is disaggregated by source of revenue as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Alarm monitoring revenue	$121,479	124,840
Product and installation revenue	6,534	8,147
Other revenue	1,593	766
Total Net revenue	$129,606	133,753

Contract Balances

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers (in thousands):

	March 31, 2019	December 31, 2018
Trade receivables, net	$12,438	13,121
Contract assets, net - current portion (a)	13,072	13,452
Contract assets, net - long-term portion (b)	14,634	16,154
Deferred revenue	12,698	13,060

(a)        Amount is included in Prepaid and other current assets in the unaudited condensed consolidated balance sheets.
(b)        Amount is included in Other assets in the unaudited condensed consolidated balance sheets.

(11)    Leases

The Company primarily leases buildings and equipment. The Company determines if a contract is a lease at the inception of the arrangement. The Company reviews all options to extend, terminate, or purchase its right of use assets at the inception of the lease and accounts for these options when they are reasonably certain of being exercised. Certain real estate leases contain lease and non-lease components, which are accounted for separately.

Leases with an initial term of 12 months or less are not recorded on the condensed consolidated balance sheet. Lease expense for these leases is recognized on a straight-line basis over the lease term.

All of the Company's leases are currently determined to be operating leases.

Components of Lease Expense

The components of lease expense were as follows (in thousands):

Three Months Ended March 31, 2019
Operating lease cost (a)	$131
Operating lease cost (b)	996
Total operating lease cost	$1,127

(a)        Amount is included in Cost of services in the unaudited condensed consolidated statements of operations.
(b)        Amount is included in Selling, general and administrative, including stock-based and long-term incentive compensation in the unaudited condensed consolidated statements of operations.

Remaining Lease Term and Discount Rate

The following table presents the weighted-average remaining lease term and the weighted-average discount rate:

As of March 31, 2019
Weighted-average remaining lease term for operating leases (in years)	10.4
Weighted-average discount rate for operating leases	11.8%

All of the Company's lease contracts do not provide a readily determinable implicit rate. For these contracts, the Company's estimated incremental borrowing rate is based on information available either upon adoption of ASU 2016-02 or at the inception of the lease.

Supplemental Cash Flow Information

The following is the supplemental cash flow information associated with the Company's leases (in thousands):

For the Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	1,069

Maturities of Lease Liabilities

As of March 31, 2019, maturities of lease liabilities were as follows:

Remainder of 2019	$2,790
2020	3,593
2021	3,195
2022	3,069
2023	3,087
Thereafter	20,329
Total lease payments	$36,063
Less: Interest	(15,785)
Total lease obligations	$20,278

Disclosures Related to Periods Prior to Adoption of ASU 2016-02

The Company adopted ASU 2016-02 using a modified retrospective method at January 1, 2019 as described in note 3, Recent Accounting Pronouncements. As required, the following disclosure is provided for periods prior to adoption. Minimum lease commitments as of December 31, 2018 that have initial or remaining noncancelable lease terms in excess of one year are as follows (in thousands):

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

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidating Balance Sheet
(unaudited)

	As of March 31, 2019
	Parent Issuer	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Assets
Current assets:
Cash and cash equivalents	$23,547	384	—	—	23,931
Restricted cash	118	—	—	—	118
Trade receivables, net	12,286	152	—	—	12,438
Prepaid and other current assets	71,289	—	—	(36,901)	34,388
Total current assets	107,240	536	—	(36,901)	70,875

Property and equipment, net	37,154	—	—	—	37,154
Subscriber accounts and deferred contract acquisition costs, net	1,162,903	13,873	—	—	1,176,776
Deferred income tax asset, net	783	—	—	—	783
Operating lease right-of-use asset	19,720	—	—	—	19,720
Other assets, net	25,606	—	—	—	25,606
Total assets	$1,353,406	14,409	—	(36,901)	1,330,914

Liabilities and Stockholder's Deficit
Current liabilities:
Accounts payable	$12,938	4	—	—	12,942
Other accrued liabilities	47,407	36,887	—	(36,901)	47,393
Deferred revenue	12,587	111	—	—	12,698
Holdback liability	11,878	163	—	—	12,041
Current portion of long-term debt	1,838,900	—	—	—	1,838,900
Total current liabilities	1,923,710	37,165	—	(36,901)	1,923,974

Non-current liabilities:
Long-term holdback liability	1,979	—	—	—	1,979
Derivative financial instruments	9,287	—	—	—	9,287
Operating lease liabilities	16,550	—	—	—	16,550
Other liabilities	25,655	—	—	(22,756)	2,899
Total liabilities	1,977,181	37,165	—	(59,657)	1,954,689

Total stockholder's deficit	(623,775)	(22,756)	—	22,756	(623,775)
Total liabilities and stockholder's deficit	$1,353,406	14,409	—	(36,901)	1,330,914

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidating Balance Sheet
(unaudited)

	As of December 31, 2018
	Parent Issuer	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Assets
Current assets:
Cash and cash equivalents	$1,697	491	—	—	2,188
Restricted cash	189	—	—	—	189
Trade receivables, net	12,362	759	—	—	13,121
Prepaid and other current assets	118,119	4,042	—	(93,983)	28,178
Total current assets	132,367	5,292	—	(93,983)	43,676

Property and equipment, net	34,960	1,579	—	—	36,539
Subscriber accounts and deferred contract acquisition costs, net	1,160,698	34,765	—	—	1,195,463
Deferred income tax asset, net	783	—	—	—	783
Other assets, net	29,270	37	—	—	29,307
Total assets	$1,358,078	41,673	—	(93,983)	1,305,768

Liabilities and Stockholder's Deficit
Current liabilities:
Accounts payable	$11,110	989	—	—	12,099
Other accrued liabilities	29,016	96,052	—	(93,983)	31,085
Deferred revenue	11,357	1,703	—	—	13,060
Holdback liability	11,342	171	—	—	11,513
Current portion of long-term debt	1,816,450	—	—	—	1,816,450
Total current liabilities	1,879,275	98,915	—	(93,983)	1,884,207

Non-current liabilities:
Long-term holdback liability	1,770	—	—	—	1,770
Derivative financial instruments	6,039	—	—	—	6,039
Other liabilities	59,969	—	—	(57,242)	2,727
Total liabilities	1,947,053	98,915	—	(151,225)	1,894,743

Total stockholder's deficit	(588,975)	(57,242)	—	57,242	(588,975)
Total liabilities and stockholder's deficit	$1,358,078	41,673	—	(93,983)	1,305,768

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
(unaudited)

	Three Months Ended March 31, 2019
	Parent Issuer	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Net revenue	$128,260	1,346	—	—	129,606

Operating expenses:
Cost of services	26,683	81	—	—	26,764
Selling, general, and administrative, including stock-based compensation	31,164	58	—	—	31,222
Amortization of subscriber accounts, deferred contract acquisition costs and other intangible assets	48,572	573	—	—	49,145
Depreciation	3,154	—	—	—	3,154
	109,573	712	—	—	110,285
Operating income	18,687	634	—	—	19,321
Other expense (income):
Equity in income of subsidiaries	(634)	—	—	634	—
Interest expense	37,433	—	—	—	37,433
Unrealized loss on derivative financial instruments	7,773	—	—	—	7,773
Refinancing expense	5,214	—	—	—	5,214
	49,786	—	—	634	50,420
Income (loss) before income taxes	(31,099)	634	—	(634)	(31,099)
Income tax expense	671	—	—	—	671
Net income (loss)	(31,770)	634	—	(634)	(31,770)
Other comprehensive income (loss):
Unrealized loss on derivative contracts	(468)	—	—	—	(468)
Total other comprehensive loss	(468)	—	—	—	(468)
Comprehensive income (loss)	$(32,238)	634	—	(634)	(32,238)

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

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidating Statement of Cash Flows
(unaudited)

	Three Months Ended March 31, 2019
	Parent Issuer	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Net cash provided by operating activities	$48,344	198	—	—	48,542
Investing activities:
Capital expenditures	(2,999)	—	—	—	(2,999)
Cost of subscriber accounts acquired	(28,545)	(305)	—	—	(28,850)
Net cash used in investing activities	(31,544)	(305)	—	—	(31,849)
Financing activities:
Proceeds from long-term debt	43,100	—	—	—	43,100
Payments on long-term debt	(18,400)	—	—	—	(18,400)
Payments of financing costs	(14,720)	—	—	—	(14,720)
Value of shares withheld for share-based compensation	(1)	—	—	—	(1)
Dividend to Ascent Capital	(5,000)	—	—	—	(5,000)
Net cash provided by financing activities	4,979	—	—	—	4,979
Net increase (decrease) in cash, cash equivalents and restricted cash	21,779	(107)	—	—	21,672
Cash, cash equivalents and restricted cash at beginning of period	1,886	491	—	—	2,377
Cash, cash equivalents and restricted cash at end of period	$23,665	384	—	—	24,049

	Three Months Ended March 31, 2018
	Parent Issuer	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
	(amounts in thousands)
Net cash provided by operating activities	$50,059	295	—	—	50,354
Investing activities:
Capital expenditures	(3,004)	(306)	—	—	(3,310)
Cost of subscriber accounts acquired	(24,328)	(232)	—	—	(24,560)
Net cash used in investing activities	(27,332)	(538)	—	—	(27,870)
Financing activities:
Proceeds from long-term debt	50,000	—	—	—	50,000
Payments on long-term debt	(47,750)	—	—	—	(47,750)
Value of shares withheld for share-based compensation	(42)	—	—	—	(42)
Net cash provided by financing activities	2,208	—	—	—	2,208
Net increase (decrease) in cash, cash equivalents and restricted cash	24,935	(243)	—	—	24,692
Cash, cash equivalents and restricted cash at beginning of period	2,705	597	—	—	3,302
Cash, cash equivalents and restricted cash at end of period	$27,640	354	—	—	27,994

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, marketing and operating strategies, new service offerings, the availability of debt refinancing, obtaining or maintaining any requested waiver of forbearance with respect to the Credit Facility and Senior Notes (each as defined below), the ability of Ascent Capital and Monitronics to continue as going concerns, potential restructurings and strategic transactions, financial prospects and anticipated sources and uses of capital. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

•	general business conditions and industry trends;

•	the availability and terms of capital, including our ability to refinance our existing debt or obtain future financing to grow our business;

•	our ability to refinance the Senior Notes or to reach an agreement on the terms of a restructuring with our stakeholders.

•	our high degree of leverage and the restrictive covenants governing its indebtedness;

•	macroeconomic conditions and their effect on the general economy and on the U.S. housing market, in particular single family homes, which represent our largest demographic;

•	uncertainties in the development of our business strategies, including the rebranding to Brinks Home Security and market acceptance of new products and services;

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

•
technological changes which could result in the obsolescence of currently utilized technology with the need for significant upgrade expenditures, including the phase out of 3G and CDMA networks by cellular carriers;

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

•	the outcome of any pending, threatened, or future litigation, including potential liability for failure to respond adequately to alarm activations;

•	the ability to continue to obtain insurance coverage sufficient to hedge our risk exposures, including as a result of acts of third parties and/or alleged regulatory violations;

•	changes in the nature of strategic relationships with original equipment manufacturers, dealers and other of our business partners;

•	the reliability and creditworthiness of our independent alarm systems dealers and subscribers;

•	changes in our expected rate of subscriber attrition;

•	availability of, and our ability to retain, qualified personnel;

•	integration of acquired assets and businesses; and

•
the regulatory environment in which we operate, including the multiplicity of jurisdictions, state and federal consumer protection laws and licensing requirements to which we and/or our dealers are subject and the risk of new regulations, such as the increasing adoption of "false alarm" ordinances;

For additional risk factors, please see Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2018 (the "2018 Form 10-K").  These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

The following discussion and analysis provides information concerning our results of operations and financial condition.  This discussion should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto included elsewhere herein and the 2018 Form 10-K.

Overview

Monitronics International, Inc. and its subsidiaries (collectively, "Monitronics" or the "Company", doing business as Brinks Home SecurityTM) provides residential customers and commercial client accounts with monitored home and business security systems, as well as interactive and home automation services, in the United States, Canada and Puerto Rico. Monitronics customers are obtained through our direct-to-consumer sales channel (the "Direct to Consumer Channel") or our exclusive authorized dealer network (the "Dealer Channel"), which provides product and installation services, as well as support to customers. Our Direct to Consumer Channel offers both Do-It-Yourself and professional installation security solutions.

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

The table below presents subscriber data for the twelve months ended March 31, 2019 and 2018:

	Twelve Months Ended March 31,
	2019	2018
Beginning balance of accounts	958,719	1,036,794
Accounts acquired	111,376	87,957
Accounts canceled	(164,221)	(159,845)
Canceled accounts guaranteed by dealer and other adjustments (a)	(4,681)	(6,187)
Ending balance of accounts	901,193	958,719
Monthly weighted average accounts	936,430	998,137
Attrition rate - Unit	17.5%	16.0%
Attrition rate - RMR (b)	17.0%	13.9%

(a)	Includes canceled accounts that are contractually guaranteed to be refunded from holdback.

(b)
The recurring monthly revenue ("RMR") of canceled accounts follows the same definition as subscriber unit attrition as noted above. RMR attrition is defined as the RMR of canceled accounts in a given period, adjusted for the impact of price increases or decreases in that period, divided by the weighted average of RMR for that period.

The unit attrition rate for the twelve months ended March 31, 2019 and 2018 was 17.5% and 16.0%, respectively. The RMR attrition rate for the twelve months ended March 31, 2019 and 2018 was 17.0% and 13.9%, respectively. Contributing to the increase in unit and RMR attrition were fewer customers under contract or in the dealer guarantee period for the twelve months ended March 31, 2019, as compared to the prior period, increased non-pay attrition as well as some impact from competition from new market entrants. The increase in the RMR attrition rate for the twelve months ended March 31, 2019 was also impacted by a less aggressive price increase strategy in the first quarter of 2019.

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

Accounts Acquired

During the three months ended March 31, 2019 and 2018, the Company acquired 20,003 and 21,547 subscriber accounts, respectively, through our Dealer and Direct to Consumer Channels. The decrease in accounts acquired for the three months is due to year over year decline in accounts acquired from the Direct to Consumer Channel partially offset by year over year growth in accounts acquired from the Dealer Channel.

RMR acquired during the three months ended March 31, 2019 and 2018 was $964,000 and $987,000, respectively.

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

Account Growth

We believe that generating account growth at a reasonable cost is essential to scaling our business and generating stakeholder value. In recent years, acquisition of new subscriber accounts through our Dealer Channel has declined due to the attrition of large dealers, efforts to acquire new accounts from dealers at lower purchase prices, changes in consumer buying behavior and increased competition from technology, telecommunications and cable companies in the market. The Company currently has several initiatives in place to improve account growth, which include:

•	Enhancing our brand recognition with consumers, which was recently bolstered by the rebranding to Brinks Home Security,

•	Recruiting high quality dealers into the Monitronics Authorized Dealer Program,

•	Assisting new and existing dealers with training and marketing initiatives to increase productivity,

•	Acquiring bulk accounts to supplement account generation,

•	Offering third party equipment financing to consumers which is expected to assist in driving account growth at lower creation costs, and

•	Growing the Direct to Consumer Channel under the Brinks Home Security brand.

Creation Costs

We also consider the management of creation costs to be a key driver in improving the Company's financial results, as lower creation costs would improve the Company's profitability and cash flows. The initiatives related to managing creation costs include:

•	Growing the Direct to Consumer Channel, including further leveraging our partnership with Nest Labs, Inc., with expected lower creation cost multiples,

•	Expanding the use and availability of third party financing to all of our sales channels, which will drive down net creation costs, and

•	Negotiating lower subscriber account purchase price multiples in our Dealer Channel.

Attrition

While we have also experienced higher subscriber attrition rates in the past few years, we have continued to develop our efforts to manage subscriber attrition, which we believe will help drive increases in our subscriber base and stakeholder value. The Company currently has several initiatives in place to reduce subscriber attrition, which include:

•	Maintaining high customer service levels,

•	Effectively managing the credit quality of new customers,

•	Using predictive modeling to identify subscribers with a higher risk of cancellation and engaging with these subscribers to obtain contract extensions on terms favorable to the Company, and

•	Implementing effective pricing strategies.

Margin Improvement

We have also adopted initiatives to reduce expenses and improve our financial results, which include:

•	Reducing our operating costs by right sizing the cost structure to the business and leveraging our scale,

•	Implementing more sophisticated purchasing techniques, and

•	Increasing use of automation.

While the uncertainties related to the successful implementation of the foregoing initiatives could impact the Company's ability to achieve net profitability and positive cash flows in the near term, we believe they will position the Company to improve its operating performance, increase cash flows and create stakeholder value over the long-term.

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

	Three Months Ended March 31,
	2019	2018
Net revenue	$129,606	133,753
Cost of services	26,764	32,701
Selling, general and administrative, including stock-based and long-term incentive compensation	31,222	32,014
Amortization of subscriber accounts, deferred contract acquisition costs and other intangible assets	49,145	54,411
Interest expense	37,433	36,873
Income tax expense	671	1,346
Net loss	(31,770)	(26,207)

Adjusted EBITDA (a)	$73,739	70,039
Adjusted EBITDA as a percentage of Net revenue	56.9%	52.4%

Expensed Subscriber acquisition costs, net
Gross subscriber acquisition costs	$7,315	11,690
Revenue associated with subscriber acquisition costs	(1,703)	(1,512)
Expensed Subscriber acquisition costs, net	$5,612	10,178

(a)	See reconciliation of Net loss to Adjusted EBITDA below.

Net revenue.  Net revenue decreased $4,147,000, or 3.1%, for the three months ended March 31, 2019, as compared to the corresponding prior year period. The decrease in net revenue is attributable to the lower average number of subscribers in the first quarter of 2019. This decrease was partially offset by an increase in average RMR per subscriber due to certain price increases enacted during the past twelve months. Average RMR per subscriber increased from $44.76 as of March 31, 2018 to $45.28 as of March 31, 2019. In addition, the Company recognized a $1,693,000 decrease in revenue for the three months ended March 31, 2019, as compared to a $325,000 increase in revenue for the three months ended March 31, 2018 related to changes in Topic 606 contract assets.

Cost of services.  Cost of services decreased $5,937,000, or 18.2%, for the three months ended March 31, 2019, as compared to the corresponding prior year period. The decrease for the three months ended March 31, 2019 is primarily attributable to decreased field service costs due to a lower volume of retention and move jobs being completed and a decrease in expensed subscriber acquisition costs. Subscriber acquisition costs, which include expensed equipment and labor costs associated with the creation of new subscribers, decreased to $1,794,000 for the three months ended March 31, 2019, as compared to $3,610,000 for the three months ended March 31, 2018. Cost of services as a percent of net revenue decreased from 24.4% for the three months ended March 31, 2018 to 20.7% for the three months ended March 31, 2019.

Selling, general and administrative.  Selling, general and administrative costs ("SG&A") decreased $792,000, or 2.5%, for the three months ended March 31, 2019, as compared to the corresponding prior year period. The decrease is primarily attributable to reduced subscriber acquisition costs in SG&A associated with the creation of new subscribers. Subscriber acquisition costs decreased to $5,521,000 for the three months ended March 31, 2019, as compared to $8,080,000 for the three months ended March 31, 2018. Additionally, there was $892,000 of rebranding expense that was recognized in the three months ended March 31, 2018 with no corresponding costs incurred in the three months ended March 31, 2019. These decreases are partially offset by increased consulting fees on integration / implementation of company initiatives. Other increases in SG&A contributing to the overall change period over period include deferred and incentive-based compensation costs and Topic 606 contract asset impairment costs. SG&A as a percent of net revenue increased from 23.9% for the three months ended March 31, 2018 to 24.1% for the three months ended March 31, 2019.

Amortization of subscriber accounts, deferred contract acquisition costs and other intangible assets.  Amortization of subscriber accounts, deferred contract acquisition costs and other intangible assets decreased $5,266,000, or 9.7%, for the three months ended March 31, 2019, as compared to the corresponding prior year period. The decrease is related to a lower number of subscriber accounts purchased in the last twelve months ended March 31, 2019 compared to the prior corresponding period as well as the timing of amortization of subscriber accounts acquired prior to the first quarter of 2018, which have a lower rate of amortization in 2019 based on the applicable double declining balance amortization method.

Interest expense.  Interest expense increased $560,000, or 1.5%, for the three months ended March 31, 2019, as compared to the corresponding prior year period. The increase in interest expense is attributable to increased interest costs on the Credit Facility revolver due to a higher outstanding balance at March 31, 2019, and higher interest rates in the current year, as compared to the corresponding prior year period.

Income tax expense.  The Company had pre-tax loss of $31,099,000 and income tax expense of $671,000 for the three months ended March 31, 2019.  The Company had pre-tax loss of $24,861,000 and income tax expense of $1,346,000 for the three months ended March 31, 2018. Income tax expense for the three months ended March 31, 2019 is attributable to the Company's state tax expense incurred from Texas margin tax. Income tax expense for the three months ended March 31, 2018 is attributable to the Company's state tax expense incurred from Texas margin tax and the deferred tax impact from amortization of deductible goodwill related to the Company's business acquisitions.

Net loss. The Company had net loss of $31,770,000 for the three months ended March 31, 2019, as compared to $26,207,000 for the three months ended March 31, 2018. The increase in net loss is primarily attributable to the unrealized loss on derivative financial instruments and refinancing expense, partially offset by a decrease in operating expenses, of which the major components are discussed above.

Adjusted EBITDA. The following table provides a reconciliation of Net loss to total Adjusted EBITDA for the periods indicated (amounts in thousands):

	Three Months Ended March 31,
	2019	2018
Net loss	$(31,770)	(26,207)
Amortization of subscriber accounts, deferred contract acquisition costs and other intangible assets	49,145	54,411
Depreciation	3,154	2,615
Stock-based compensation	189	47
Long-term incentive compensation	286	—
LiveWatch acquisition contingent bonus charges	63	62
Rebranding marketing program	—	892
Integration / implementation of company initiatives	1,581	—
Interest expense	37,433	36,873
Unrealized loss on derivative financial instruments	7,773	—
Refinancing expense	5,214	—
Income tax expense	671	1,346
Adjusted EBITDA	$73,739	70,039

Adjusted EBITDA increased $3,700,000, or 5.3%, for the three months ended March 31, 2019, as compared to the corresponding prior year period.  The increase is primarily the result of a decrease in cost of services partially offset by lower revenues as discussed above.

Expensed Subscriber acquisition costs, net.  Subscriber acquisition costs, net decreased to $5,612,000 for the three months ended March 31, 2019, as compared to $10,178,000 for the three months ended March 31, 2018. The decrease in subscriber acquisition costs, net is primarily attributable to decreased production volume in the Company's Direct to Consumer Channel year over year.

Liquidity and Capital Resources

At March 31, 2019, we had $23,931,000 of cash and cash equivalents.  Our primary sources of funds is our cash flows from operating activities which are generated from alarm monitoring and related service revenues.  During the three months ended March 31, 2019 and 2018, our cash flow from operating activities was $48,542,000 and $50,354,000, respectively.  The primary drivers of our cash flow from operating activities are the fluctuations in revenues and operating expenses as discussed in "Results of Operations" above.  In addition, our cash flow from operating activities may be significantly impacted by changes in working capital.

During the three months ended March 31, 2019 and 2018, we used cash of $28,850,000 and $24,560,000, respectively, to fund subscriber account acquisitions, net of holdback and guarantee obligations.  In addition, during the three months ended March 31, 2019 and 2018, we used cash of $2,999,000 and $3,310,000, respectively, to fund our capital expenditures.

Our existing long-term debt at March 31, 2019 includes the aggregate principal balance of $1,838,900,000 under (i) the senior notes totaling $585,000,000 in principal, maturing on April 1, 2020 and bearing interest at 9.125% per annum (the "Senior Notes") and (ii) the $1,100,000,000 senior secured term loan and $295,000,000 super priority revolver under the sixth amendment to the Monitronics secured credit agreement dated March 23, 2012, as amended (the "Credit Facility").  The Senior Notes have an outstanding principal balance of $585,000,000 as of March 31, 2019.  The Credit Facility term loan has an outstanding principal balance of $1,072,500,000 as of March 31, 2019 and requires principal payments of $2,750,000 per quarter with the remaining amount becoming due on September 30, 2022. The Credit Facility revolver has an outstanding balance of $181,400,000 and an aggregate of $1,000,000 under two standby letters of credit issued as of March 31, 2019, which becomes due on September 30, 2021.

The maturity date for each of the term loan and the revolving credit facility under the Credit Facility is subject to a springing maturity 181 days prior to the scheduled maturity date of the Senior Notes, or October 3, 2019, if Monitronics is unable to refinance the Senior Notes by that date. Furthermore, Monitronics received a going concern qualification in connection with its standalone external audit report of its Annual Report on Form 10-K, for the year ended December 31, 2018, which constitutes a default under Monitronics’ Credit Facility (the "Going Concern Default"), and will report that its Consolidated Senior Secured Eligible RMR Leverage Ratio (as defined in the Credit Facility) exceeds the limits provided in the Credit Agreement for the quarter ended March 31, 2019 (the “Financial Covenant Default”), which constitutes an event of default under Monitronics’ Credit Facility. Any default under the Credit Facility may, upon the passage of time, mature into an event of default. At any time after the occurrence of an event of default under the Credit Facility, the lenders thereunder may, among other options, declare any amounts outstanding under the Credit Facility immediately due and payable and the revolving loan lenders thereunder may terminate any commitment to make further loans under the revolving credit facility under the Credit Facility. Any such acceleration may constitute an event of default under the indenture governing the Senior Notes.

Additionally, in connection with management's negotiations with its creditors, we did not make our Senior Notes interest payment of $26,691,000 due on April 1, 2019. The indenture governing the Senior Notes provides for a 30-day cure period on past due interest payments (the non-payment of the interest following the expiration of the 30-day cure period, the "Senior Notes Default"). The 30-day cure period under the indenture governing the Senior Notes has expired.

We have obtained a waiver (as amended, the “Credit Facility Waiver”), from the required revolving lenders under the Credit Facility, which expired May 10, 2019, with respect to, among other things, the Going Concern Default and the Senior Notes Default, subject to the terms and conditions of the Credit Facility Waiver. The Credit Facility Waiver obtained from the Credit Facility revolving loan lenders allowed us to continue to borrow under the revolving credit facility under the Credit Facility, up to $195,000,000 at an alternate base rate plus 3.00%. We are seeking to amend and extend the Credit Facility Waiver including a waiver with respect to the Financial Covenant Default and such discussions are ongoing.

We have obtained a forbearance, as amended, from the required term lenders under the Credit Facility, through May 15, 2019, with respect to, among other things, the Going Concern Default, the Senior Notes Default and the Financial Covenant Default, subject to the terms and conditions of the forbearance. The forbearance obtained from the Credit Facility term lenders provides that the term loan lenders will not exercise remedies with respect to an event of default that may occur from the Going Concern Default, the Senior Notes Default or the Financial Covenant Default. Despite the forbearance obtained from the Credit Facility term lenders, the Going Concern Default, the Senior Notes Default and the Financial Covenant Default, and any resulting event of default under the Credit Facility, are continuing, and will continue, absent a waiver from the required revolving and term loan lenders, as applicable.

Additionally, we have obtained a forbearance from the required holders of Senior Notes, through May 15, 2019, with respect to, among other things, the Senior Notes Default, subject to the terms and conditions of the forbearance. The forbearance obtained from the holders of Senior Notes provides, subject to the terms of the forbearance, that the holders of Senior Notes will not exercise remedies with respect to the Senior Notes Default.

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

Liquidity Outlook

In considering our liquidity requirements for the next twelve months, we evaluated our known future commitments and obligations including factors discussed above.  We have engaged financial and legal advisors to assist us in considering potential alternatives to address the issues described above. As of the issuance date of these condensed consolidated financial statements, we have not refinanced the Senior Notes and there can be no assurance that any refinancing, or an alternative restructuring of our outstanding indebtedness will be possible on acceptable terms, if at all.

Our failure to refinance the Senior Notes or to reach an agreement with our stakeholders on the terms of a restructuring would have a material adverse effect on our liquidity, financial condition and results of operations, and may result in us filing a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in order to implement a restructuring plan.

We will require the availability of funds to finance our strategy to grow through the acquisition of subscriber accounts.  We considered our expected operating cash flows as well as the $23,931,000 of cash as of March 31, 2019 available to fund operations. The Credit Facility Waiver expired May 10, 2019. We are seeking to amend and extend the Credit Facility Waiver including a waiver with respect to the Financial Covenant Default. However, there can be no assurance that we will receive such a waiver and therefore, there can be no assurance that we will have availability of additional borrowings under the Credit Facility revolver. Without additional waivers or forbearances from our Credit Facility term and revolving lenders, there will be insufficient liquidity to finance our operating strategy.

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

Tabular Presentation of Interest Rate Risk

The table below provides information about our outstanding debt obligations and derivative financial instruments that are sensitive to changes in interest rates. Interest rate swaps are presented at their fair value amount and by maturity date as of March 31, 2019.  Debt amounts represent principal payments by maturity date, assuming certain accelerated maturities due to potential events of default, as of March 31, 2019.

Year of Maturity	Fixed Rate Derivative Instruments, net (a)	Variable Rate Debt	Fixed Rate Debt	Total
	(Amounts in thousands)
Remainder of 2019	$—	$1,253,900	$585,000	$1,838,900
2020	—	—	—	—
2021	—	—	—	—
2022	3,260	—	—	3,260
2023	—	—	—	—
2024	—	—	—	—
Thereafter	—	—	—	—
Total	$3,260	$1,253,900	$585,000	$1,842,160

(a)
The derivative financial instruments reflected in this column include four interest rate swaps with a maturity date in 2022.  As a result of these interest rate swaps, the Company's effective weighted average interest rate (excluding the impacts of non-cash amortization of deferred debt costs and discounts) on the borrowings under the Credit Facility term loans was 8.04% as of March 31, 2019.  See notes 5, 6 and 7 to our accompanying condensed consolidated financial statements included in this Quarterly Report for further information.

Item 4.  Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and chief financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Executives concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2019 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in the Company’s internal controls over financial reporting that occurred during the three months ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, its internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities.

In connection with management’s negotiations with our creditors, we did not make our Senior Notes interest payment in the amount of $26,691,000 due on April 1, 2019, which is also the aggregate amount of interest payments that have not been paid as of the date of filing of this Quarterly Report on Form 10-Q. The indenture governing the Senior Notes provides for a 30-day cure period on past due interest payments, which has expired. For more information regarding the Senior Notes Default, see “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources” and Note 2, Going Concern.

Item 6.  Exhibits

Listed below are the exhibits which are included as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

10.1
Forbearance Agreement, dated as of April 1, 2019, by and among Monitronics International, Inc. (“Monitronics”), each loan party to Monitronics’ Credit Agreement, dated as of March 23, 2012 (as amended, the “Credit Agreement”), Bank of America, N.A., as administrative agent and certain lenders thereto.*

10.2
Amendment No. 2 to Forbearance Agreement, dated as of April 24, 2019, by and among Monitronics, each loan party to the Credit Agreement, Bank of America, N.A., as administrative agent and certain lenders thereto.*

10.3
Amendment No. 3 to Forbearance Agreement, dated as of April 30, 2019, by and among Monitronics, each loan party to the Credit Agreement, Bank of America, N.A., as administrative agent and certain lenders party thereto (incorporated by reference to Exhibit 10.1 to Monitronics’ Current Report on Form 8-K (File No. 333-110025), filed with the Securities and Exchange Commission on May 6, 2019 (the “May 6, 2019 8-K”)).

10.4
Forbearance Agreement, dated as of May 1, 2019, by and among Monitronics, the guarantors party thereto and each of the beneficial owners party thereto (incorporated by reference to Exhibit 10.2 to the May 6, 2019 8-K).

10.5
Amendment No. 4 to Forbearance Agreement, dated as of May 3, 2019, by and among Monitronics, each loan party to the Credit Agreement, Bank of America, N.A., as administrative agent and certain lenders party thereto (incorporated by reference to Exhibit 10.3 to the May 6, 2019 8-K).

10.6
Amendment No. 5 to Forbearance Agreement, dated as of May 8, 2019, by and among Monitronics, each loan party to the Credit Agreement, Bank of America, N.A., as administrative agent and certain lenders thereto (incorporated by reference to Exhibit 10.1 to Monitronics’ Current Report on Form 8-K (File No. 333-110025), filed with the Securities and Exchange Commission on May 13, 2019 (the “May 13, 2019 8-K”)).

10.7
Amendment No. 6 to Forbearance Agreement, dated as of May 10, 2019, by and among Monitronics, each loan party to the Credit Agreement, Bank of America, N.A., as administrative agent and certain lenders thereto (incorporated by reference to Exhibit 10.2 to the May 13, 2019 8-K).

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

MONITRONICS INTERNATIONAL, INC.

Date:	May 14, 2019	By:	/s/ Jeffery R. Gardner
Jeffery R. Gardner
President and Chief Executive Officer

Date:	May 14, 2019	By:	/s/ Fred A. Graffam
Fred A. Graffam
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)