Form 10-Q
period 2019-09-30
MONITRONICS INTERNATIONAL INC
filed 2019-11-14
CIK 1265107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019
OR
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☒ No ☐
The number of outstanding shares of Monitronics International, Inc.'s common stock as of November 13, 2019 was 22,500,000 shares.

Item 1.  Financial Statements (unaudited)
MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
Amounts in thousands, except share amounts
(unaudited)

	Successor Company	Predecessor Company
	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$28,589	2,188
Restricted cash	86	189
Trade receivables, net of allowance for doubtful accounts of $912 in 2019 and $3,759 in 2018	12,105	13,121
Prepaid and other current assets	24,966	28,178
Total current assets	65,746	43,676
Property and equipment, net of accumulated depreciation of $925 in 2019 and $40,531 in 2018	41,215	36,539
Subscriber accounts and deferred contract acquisition costs, net of accumulated amortization of $15,322 in 2019 and $1,621,242 in 2018	1,089,135	1,195,463
Dealer network and other intangible assets, net of accumulated amortization of $1,980 in 2019 and $0 in 2018	142,719	—
Goodwill	81,943	—
Deferred income tax asset, net	783	783
Operating lease right-of-use asset	19,153	—
Other assets	16,694	29,307
Total assets	$1,457,388	1,305,768
Liabilities and Stockholder's Equity (Deficit)
Current liabilities:
Accounts payable	$14,416	12,099
Other accrued liabilities	35,035	31,085
Deferred revenue	13,309	13,060
Holdback liability	6,148	11,513
Current portion of long-term debt	8,225	1,816,450
Total current liabilities	77,133	1,884,207
Non-current liabilities:
Long-term debt	985,775	—
Long-term holdback liability	2,207	1,770
Derivative financial instruments	—	6,039
Operating lease liabilities	15,929	—
Other liabilities	7,751	2,727
Total liabilities	1,088,795	1,894,743
Commitments and contingencies
Stockholder's equity (deficit):
Predecessor common stock, $.01 par value. 1,000 shares authorized, issued and outstanding at December 31, 2018	—	—
Predecessor additional paid-in capital	—	439,711
Predecessor accumulated deficit	—	(1,036,294)
Predecessor accumulated other comprehensive income, net	—	7,608
Successor preferred stock, $.01 par value. Authorized 5,000,000 shares; no shares issued	—	—
Successor common stock, $.01 par value. Authorized 45,000,000 shares; issued and outstanding 22,500,000 shares at September 30, 2019	225	—
Successor additional paid-in capital	379,175	—
Successor accumulated deficit	(10,807)	—
Total stockholder's equity (deficit)	368,593	(588,975)
Total liabilities and stockholder's equity (deficit)	$1,457,388	1,305,768

See accompanying notes to condensed consolidated financial statements.

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
Amounts in thousands
(unaudited)

	Successor Company	Predecessor Company
	Period from September 1, 2019 through September 30,	Period from July 1, 2019 through August 31,	Three Months Ended September 30,
	2019	2019	2018
Net revenue	$36,289	$84,589	137,156
Operating expenses:
Cost of services	8,976	19,986	35,059
Selling, general and administrative, including stock-based and long-term incentive compensation	11,390	20,980	34,266
Radio conversion costs	825	931	—
Amortization of subscriber accounts, deferred contract acquisition costs and other intangible assets	17,302	32,508	52,671
Depreciation	925	1,073	2,880
	39,418	75,478	124,876
Operating (loss) income	(3,129)	9,111	12,280
Other (income) expense:
Gain on restructuring and reorganization, net	—	(702,824)	—
Interest expense	7,474	27,112	39,077
Refinancing expense	—	—	5,697
	7,474	(675,712)	44,774
(Loss) income before income taxes	(10,603)	684,823	(32,494)
Income tax expense	204	438	1,346
Net (loss) income	(10,807)	684,385	(33,840)
Other comprehensive income (loss):
Unrealized gain on derivative contracts, net	—	—	3,269
Total other comprehensive income, net of tax	—	—	3,269
Comprehensive (loss) income	$(10,807)	$684,385	(30,571)

Basic and diluted income per share:
Net loss	$(0.48)	$—	—

See accompanying notes to condensed consolidated financial statements.

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
Amounts in thousands
(unaudited)

	Successor Company	Predecessor Company
	Period from September 1, 2019 through September 30,	Period from January 1, 2019 through August 31,	Nine Months Ended September 30,
	2019	2019	2018
Net revenue	$36,289	$342,286	405,922
Operating expenses:
Cost of services	8,976	75,286	100,807
Selling, general and administrative, including stock-based and long-term incentive compensation	11,390	80,365	98,935
Radio conversion costs	825	931	—
Amortization of subscriber accounts, deferred contract acquisition costs and other intangible assets	17,302	130,791	160,973
Depreciation	925	7,348	8,360
Loss on goodwill impairment	—	—	214,400
	39,418	294,721	583,475
Operating (loss) income	(3,129)	47,565	(177,553)
Other (income) expense:
Gain on restructuring and reorganization, net	—	(669,722)	—
Interest expense	7,474	105,081	114,550
Realized and unrealized loss, net on derivative financial instruments	—	6,804	—
Refinancing expense	—	5,214	5,697
	7,474	(552,623)	120,247
(Loss) income before income taxes	(10,603)	600,188	(297,800)
Income tax expense	204	1,775	4,039
Net (loss) income	(10,807)	598,413	(301,839)
Other comprehensive (loss) income:
Unrealized (loss) gain on derivative contracts, net	—	(940)	23,196
Total other comprehensive (loss) income, net of tax	—	(940)	23,196
Comprehensive (loss) income	$(10,807)	$597,473	(278,643)

Basic and diluted income per share:
Net loss	$(0.48)	$—	—

See accompanying notes to condensed consolidated financial statements.

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Amounts in thousands
(unaudited)

	Successor Company	Predecessor Company
	Period from September 1, 2019 through September 30,	Period from January 1, 2019 through August 31,	Nine Months Ended September 30,
	2019	2019	2018
Cash flows from operating activities:
Net (loss) income	$(10,807)	$598,413	(301,839)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization of subscriber accounts, deferred contract acquisition costs and other intangible assets	17,302	130,791	160,973
Depreciation	925	7,348	8,360
Stock-based and long-term incentive compensation	26	912	751
Deferred income tax expense	—	—	1,987
Amortization of debt discount and deferred debt costs	—	—	5,472
Gain on restructuring and reorganization, net	—	(669,722)	—
Unrealized loss on derivative financial instruments, net	—	4,577	—
Refinancing expense	—	5,214	5,697
Bad debt expense	912	7,558	8,511
Loss on goodwill impairment	—	—	214,400
Other non-cash activity, net	117	(462)	2,040
Changes in assets and liabilities:
Trade receivables	(1,183)	(6,271)	(9,028)
Prepaid expenses and other assets	(736)	2,760	(9,769)
Subscriber accounts - deferred contract acquisition costs	(162)	(2,193)	(4,529)
Payables and other liabilities	6,776	36,690	(8,568)
Net cash provided by operating activities	13,170	115,615	74,458
Cash flows from investing activities:
Capital expenditures	(1,123)	(7,100)	(11,513)
Cost of subscriber accounts acquired	(8,012)	(83,814)	(111,531)
Net cash used in investing activities	(9,135)	(90,914)	(123,044)
Cash flows from financing activities:
Proceeds from long-term debt	5,000	253,100	218,950
Payments on long-term debt	(5,000)	(379,666)	(136,600)
Proceeds from equity rights offering	—	166,300	—
Cash contributed by Ascent Capital	—	24,139	—
Payments of restructuring and reorganization costs	—	(53,889)	—
Payments of refinancing costs	—	(7,404)	(5,015)
Value of shares withheld for share-based compensation	—	(18)	(83)
Dividend to Ascent Capital	—	(5,000)	(5,000)
Net cash (used in) provided by financing activities	—	(2,438)	72,252
Net increase in cash, cash equivalents and restricted cash	4,035	22,263	23,666
Cash, cash equivalents and restricted cash at beginning of period	24,640	2,377	3,302
Cash, cash equivalents and restricted cash at end of period	$28,675	$24,640	26,968

See accompanying notes to condensed consolidated financial statements.

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholder’s Equity (Deficit)
Amounts in thousands, except share amounts
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholder’s Deficit
	Shares	Amount
Balance at December 31, 2018 (Predecessor)	1,000	$—	439,711	(1,036,294)	7,608	$(588,975)
Net loss	—	—	—	(31,770)	—	(31,770)
Other comprehensive loss	—	—	—	—	(468)	(468)
Dividend paid to Ascent Capital	—	—	(5,000)	—	—	(5,000)
Contribution from Ascent Capital	—	—	2,250	—	—	2,250
Stock-based compensation	—	—	189	—	—	189
Value of shares withheld for minimum tax liability	—	—	(1)	—	—	(1)
Balance at March 31, 2019 (Predecessor)	1,000	$—	437,149	(1,068,064)	7,140	$(623,775)
Net loss	—	—	—	(54,202)	—	(54,202)
Other comprehensive loss	—	—	—	—	(472)	(472)
Stock-based compensation	—	—	(413)	—	—	(413)
Value of shares withheld for minimum tax liability	—	—	(2)	—	—	(2)
Balance at June 30, 2019 (Predecessor)	1,000	$—	436,734	(1,122,266)	6,668	$(678,864)
Net income	—	—	—	684,385	—	684,385
Stock-based compensation	—	—	267	—	—	267
Value of shares withheld for minimum tax liability	—	—	(15)	—	—	(15)
Cancellation of Predecessor equity	(1,000)	—	(436,986)	437,881	(6,668)	(5,773)
Issuance of Successor common stock	22,500,000	225	379,175	—	—	379,400
Balance at August 31, 2019 (Predecessor)	22,500,000	$225	379,175	—	—	$379,400

Balance at September 1, 2019 (Successor)	22,500,000	$225	379,175	—	—	$379,400
Net loss	—	—	—	(10,807)	—	(10,807)
Balance at September 30, 2019 (Successor)	22,500,000	$225	379,175	(10,807)	—	$368,593

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholder’s Equity (Deficit)
Amounts in thousands, except share amounts
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholder’s Equity (Deficit)
	Shares	Amount
Balance at December 31, 2017 (Predecessor)	1,000	$—	444,330	(334,219)	(7,375)	$102,736
Impact of adoption of Topic 606	—	—	—	(22,720)	—	(22,720)
Impact of adoption of ASU 2017-12	—	—	—	(605)	605	—
Adjusted balance at January 1, 2018 (Predecessor)	1,000	$—	444,330	(357,544)	(6,770)	$80,016
Net loss	—	—	—	(26,207)	—	(26,207)
Other comprehensive income	—	—	—	—	14,406	14,406
Stock-based compensation	—	—	47	—	—	47
Value of shares withheld for minimum tax liability	—	—	(42)	—	—	(42)
Balance at March 31, 2018 (Predecessor)	1,000	$—	444,335	(383,751)	7,636	$68,220
Net loss	—	—	—	(241,792)	—	(241,792)
Other comprehensive income	—	—	—	—	5,521	5,521
Stock-based compensation	—	—	383	—	—	383
Value of shares withheld for minimum tax liability	—	—	(27)	—	—	(27)
Balance at June 30, 2018 (Predecessor)	1,000	$—	444,691	(625,543)	13,157	$(167,695)
Net loss	—	—	—	(33,840)	—	(33,840)
Other comprehensive income	—	—	—	—	3,269	3,269
Dividend to Ascent Capital	—	—	(5,000)	—	—	(5,000)
Stock-based compensation	—	—	373	—	—	373
Value of shares withheld for minimum tax liability	—	—	(14)	—	—	(14)
Balance at September 30, 2018 (Predecessor)	1,000	$—	440,050	(659,383)	16,426	$(202,907)

See accompanying notes to condensed consolidated financial statements.

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

(1)    Basis of Presentation

Monitronics International, Inc. and its subsidiaries (collectively, "Monitronics" or the "Company", doing business as Brinks Home SecurityTM) provide residential customers and commercial client accounts with monitored home and business security systems, as well as interactive and home automation services, in the United States, Canada and Puerto Rico.  Monitronics customers are obtained through our direct-to-consumer sales channel (the "Direct to Consumer Channel"), which offers both Do-It-Yourself and professional installation security solutions and our exclusive authorized dealer network (the "Dealer Channel"), which provides product and installation services, as well as support to customers.

As previously disclosed, on June 30, 2019 (the "Petition Date"), Monitronics and certain of its domestic subsidiaries (collectively, the "Debtors"), filed voluntary petitions for relief (collectively, the "Petitions" and, the cases commenced thereby, the "Chapter 11 Cases") under chapter 11 of title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of Texas (the "Bankruptcy Court"). The Debtors' Chapter 11 Cases were jointly administered under the caption In re Monitronics International, Inc., et al., Case No. 19-33650. On August 7, 2019, the Bankruptcy Court entered an order, Docket No. 199 (the "Confirmation Order"), confirming and approving the Debtors' Joint Partial Prepackaged Plan of Reorganization (including all exhibits thereto and, as modified by the Confirmation order, the "Plan") that was previously filed with the Bankruptcy Court on June 30, 2019. On August 30, 2019 (the "Effective Date"), the conditions to the effectiveness of the Plan were satisfied and the Company emerged from Chapter 11 after completing a series of transactions through which the Company and its former parent, Ascent Capital Group, Inc. ("Ascent Capital") merged (the "Merger") in accordance with the terms of the Agreement and Plan of Merger, dated as of May 24, 2019 (the "Merger Agreement"). Monitronics was the surviving corporation and, immediately following the Merger, was redomiciled in Delaware in accordance with the terms of the Merger Agreement.

Upon emergence from Chapter 11 on the Effective Date, the Company has applied Accounting Standards Codification ("ASC") 852, Reorganizations ("ASC 852"), in preparing its consolidated financial statements (see Note 2, Emergence from Bankruptcy and Note 3, Fresh Start Accounting). As a result of the application of fresh start accounting and the effects of the implementation of the Plan, a new entity for financial reporting purposes was created. The Company selected a convenience date of August 31, 2019 for purposes of applying fresh start accounting as the activity between the convenience date and the Effective Date did not result in a material difference in the financial results. References to "Successor" or "Successor Company" relate to the balance sheet and results of operations of Monitronics on and subsequent to September 1, 2019. References to "Predecessor" or "Predecessor Company" refer to the balance sheet and results of operations of Monitronics prior to September 1, 2019. With the exception of interest expense, the Company's operating results and key operating performance measures on a consolidated basis were not materially impacted by the reorganization. As such, references to the "Company" could refer to either the Predecessor or Successor periods, as defined.

Subsequent to the Petition Date and before the Effective Date, all expenses, gains and losses directly associated with the restructuring and reorganization proceedings are reported as Gain on restructuring and reorganization, net in the accompanying unaudited condensed consolidated statements of operations. Additionally, Liabilities subject to compromise during the pendency of the Chapter 11 Cases are distinguished from liabilities of the Company that are not expected to be compromised, including post-petition liabilities, in the accompanying unaudited condensed consolidated balance sheets.

The unaudited interim financial information of the Company has been prepared in accordance with Article 10 of the Securities and Exchange Commission’s (the "SEC") Regulation S-X. Accordingly, it does not include all of the information required by generally accepted accounting principles in the United States ("GAAP") for complete financial statements. The Company’s unaudited condensed consolidated balance sheet as of September 30, 2019, and the unaudited condensed statements of operations and cash flows of the Successor for the period from September 1, 2019 through September 30, 2019 and of the Predecessor for the period from January 1, 2019 through August 31, 2019 and for three and nine months ended September 30, 2018, include the results of Monitronics and all of its direct and indirect subsidiaries. The accompanying interim condensed consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the Monitronics Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on April 1, 2019.

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

Going Concern

In accordance with the requirements of Accounting Standards Update (“ASU”) 2014-15, Presentation of Financial Statements Going Concern (Subtopic 205-40), and ASC 205-40, the Company has the responsibility to evaluate at each reporting period, including interim periods, whether conditions and events, considered in the aggregate, raise substantial doubt about its ability to meet its future financial obligations. During the pendency of the Chapter 11 Cases, the Company’s ability to continue as a going concern was contingent upon a variety of factors, including the Bankruptcy Court’s approval of the Plan and the Company’s ability to successfully implement the Plan. As a result of the effectiveness of the Plan and the Company’s current financial condition and liquidity sources, the Company believes it has the ability to meet its obligations for at least one year from the date of issuance of this Form 10-Q.

Supplemental Cash Flow Information

	Successor Company	Predecessor Company
	Period from September 1, 2019 through September 30,	Period from January 1, 2019 through August 31,	Nine Months Ended September 30,
	2019	2019	2018
State taxes paid, net	$—	$2,637	2,710
Interest paid	7,238	72,710	95,889
Accrued capital expenditures	1,471	1,405	882

(2)    Emergence from Bankruptcy

On August 7, 2019, the Bankruptcy Court entered the Confirmation Order confirming the Plan. On the Effective Date, the conditions to the effectiveness of the Plan were satisfied and the Company emerged from Chapter 11 after completing a series of transactions through with the Company and its former parent, Ascent Capital, merged in accordance with the terms of the Merger Agreement. Monitronics was the surviving corporation and, immediately following the Merger, was redomiciled in Delaware in accordance with the terms of the Merger Agreement.

Cancellation of Certain Prepetition Obligations

On the Effective Date, by operation of the Plan, all outstanding obligations under (i) the 9.125% Senior Notes due April 2020 (the "Predecessor Senior Notes") and the indenture governing the Predecessor Senior Notes and (ii) the Company’s prepetition credit facility (the "Predecessor Credit Facility") were terminated, as described in further detail below.

Additional Matters Contemplated by the Plan

On the Effective Date, the Company also completed a series of transactions through which the Company’s debt was restructured as follows:

(i) terminating the Company’s $245,000,000 secured debtor-in-possession revolving credit facility (the "Predecessor DIP Facility") and replacing it with a $145,000,000 senior secured revolving credit facility (the "Successor Revolving Credit Facility") and $150,000,000 in senior secured term loans (the "Successor Term Loan Facility" and together with the Successor Revolving Credit Facility the "Successor Credit Facilities"),

(ii) exchanging $1,072,500,000 of outstanding term loans under the Company's Predecessor Credit Facility for (A) $150,000,000 in cash received from the equity rights offering described below, (B) $100,000,000 in shares of Common Stock (as defined below), and (C) term loans under an $822,500,000 takeback term loan facility (the "Successor Takeback Loan Facility"), and

(iii) cancelling the Company’s $585,000,000 outstanding Predecessor Senior Notes and exchanging the Predecessor Senior Notes for, at the option of each holder of the Predecessor Senior Notes (the "Noteholders"), (A) cash in an amount equal to 2.5% of the principal and accrued but unpaid interest due under the Senior Notes held by such Noteholder or (B) to the extent that such Noteholder elects not to receive cash, its pro rata share of 18.0% of the Common Stock (as defined below) issued and outstanding as of the Effective Date.

See note 6, Debt for further information regarding these debt transactions.

The Company also received $200,000,000 in cash from a combination of an equity rights offering to the Noteholders and $23,000,000 of a deemed contribution of cash on hand through a merger with Ascent Capital (as discussed below). This cash was used to repay Predecessor Term Loan debt.

The foregoing description of certain matters effected pursuant to the Plan, and the transactions related to and contemplated thereunder, is not intended to be a complete description of, or a substitute for, a full and complete reading of the Plan.

Ascent Capital Merger

As previously announced, on May 24, 2019, the Company and Ascent Capital entered into the Merger Agreement. On August 21, 2019, in connection with, and prior to the completion of the Merger, the stockholders of Ascent Capital approved the Merger Agreement at a special meeting of the stockholders. On August 30, 2019, the Company completed the Merger with Ascent Capital in accordance with the Merger Agreement. The Company was the surviving corporation and, immediately following the Merger, was redomiciled in Delaware. The Company’s certificate of incorporation adopted in accordance with the Plan authorized the issuance of 45,000,000 shares of Common Stock, par value $0.01 per share ("Common Stock"), and 5,000,000 shares of Preferred Stock, par value $0.01 per share ("Preferred Stock"). For more information, see note 9, Stockholder's Equity.

Under the terms of the Merger Agreement, the Company issued and reserved a total of 1,309,757 shares of common stock, par value $0.01 per share ("Common Stock"), to Ascent Capital's stockholders at a ratio of 0.1043086 shares of Common Stock for each share of Ascent Capital common stock (the "Exchange Ratio"). The Exchange Ratio was determined through negotiations between the Company and Ascent Capital.

Immediately after the Merger, there were approximately 22,500,000 shares of Common Stock issued and outstanding.

Immediately after the Merger, the former stockholders of Ascent Capital owned approximately 5.82% of the outstanding Common Stock. No fractional shares of Common Stock were issued in connection with the Merger. The Common Stock commenced trading on the OTCQX Best Market under the ticker symbol "SCTY" on September 4, 2019.

(3)    Fresh Start Accounting

In connection with the Company’s emergence from Chapter 11 on the Effective Date, the Company qualified for fresh start accounting under ASC 852 as (1) the holders of voting shares of the Predecessor Company received less than 50% of the voting shares of the Successor Company and (2) the reorganization value of the Company’s assets immediately prior to confirmation of the Plan was less than the post-petition liabilities and allowed claims. ASC 852 requires that fresh start accounting be applied when the Bankruptcy Court enters a confirmation order confirming a plan of reorganization, or as of a later date when all material conditions precedent to the effectiveness of a plan of reorganization are resolved, which for Monitronics was August 30, 2019. The Company selected a convenience date of August 31, 2019 for purposes of applying fresh start accounting as the activity between the convenience date and the Effective Date did not result in a material difference in the financial results.

Upon the application of fresh start accounting, Monitronics allocated the reorganization value to its individual assets based on their estimated fair values in conformity with ASC 805, Business Combinations (“ASC 805”). Reorganization value represents the fair value of the Successor Company’s assets before considering liabilities. Liabilities existing as of the Effective Date, other than deferred taxes, were recorded at the value of amounts expected to be paid. Deferred taxes were determined in conformity with applicable accounting standards. Predecessor Company accumulated depreciation, accumulated amortization, and accumulated deficit were eliminated. As a result of the application of fresh start accounting and the effects of the implementation of the Plan, the Company’s consolidated financial statements after August 31, 2019 are not comparable to the Company’s consolidated financial statements as of or prior to that date.

Reorganization Value

As set forth in the Plan, the enterprise value of the Successor Company was estimated to be between $1,350,000,000 and $1,550,000,000, which was confirmed by the Bankruptcy Court. Based on the estimates and assumptions discussed below, Monitronics estimated the enterprise value to be $1,373,400,000.

We estimated the enterprise value of the Successor Company by applying the discounted cash flow method. To estimate enterprise value applying the discounted cash flow method, we established an estimate of future cash flows for the period 2019 to 2026 with a terminal value and discounted the estimated future cash flows to present value. The expected cash flows for the period 2019 to 2026 with a terminal value were based upon certain financial projections and assumptions provided to the Bankruptcy Court. The expected cash flows for the period 2019 to 2026 were derived from revenue projections and assumptions regarding growth and profit margin, as applicable. We calculated a terminal value using an exit multiple based on subscriber monthly RMR in the terminal period.

The Company’s enterprise value represents the fair value of its interest-bearing debt and equity capital, while the reorganization value is derived from the enterprise value by adding back non-interest bearing liabilities. The following table reconciles the enterprise value to the estimated reorganization value as of the Effective Date (dollars in thousands):

Enterprise value	$1,373,400
Plus: Fair value of non-interest bearing current liabilities	61,188
Plus: Fair value of non-interest bearing long-term liabilities	26,060
Reorganization value	$1,460,648

Unaudited Condensed Consolidated Balance Sheet

The adjustments set forth in the following unaudited condensed consolidated balance sheet as of August 31, 2019 reflect the consummation of the transactions contemplated by the Plan (reflected in the column "Reorganization Adjustments"), transactions recorded to complete the merger with Ascent Capital (reflected in the column "Ascent Capital Merger") as well as fair value adjustments as a result of the adoption of fresh start accounting (reflected in the column "Fresh Start Adjustments"). The explanatory notes highlight methods used to determine fair values or other amounts of the assets and liabilities as well as significant assumptions or inputs (dollars in thousands).

	As of August 31, 2019
	Predecessor Company	Reorganization Adjustments		Ascent Capital Merger		Fresh Start Adjustments		Successor Company
Assets
Current assets:
Cash and cash equivalents	$19,862	3,604	(1)	1,139	(9)	—		24,605
Restricted cash	35	—		—		—		35
Trade receivables, net	11,834	—		—		—		11,834
Prepaid and other current assets	23,825	—		27	(9)	—		23,852
Total current assets	55,556	3,604		1,166		—		60,326
Property and equipment, net	37,143	—		—		3,808	(10)	40,951
Subscriber accounts and deferred contract acquisition costs, net	1,151,322	—		—		(55,936)	(11)	1,095,386
Dealer network and other intangible assets	—	—		—		144,700	(12)	144,700
Goodwill	—	—		—		81,943	(13)	81,943
Deferred income tax asset, net	783	—		—		—		783
Operating lease right-of-use asset	19,222	—		90	(9)	—		19,312
Other assets	17,932	—		—		(685)	(14)	17,247
Total assets	$1,281,958	3,604		1,256		173,830		1,460,648
Liabilities and Stockholder's Equity (Deficit)
Current liabilities:
Accounts payable	$13,713	—		—		—		13,713
Other accrued liabilities	30,571	(1,070)	(2)	241	(9)	4,427	(15)	34,169
Deferred revenue	12,646	—		—		(5,331)	(16)	7,315
Holdback liability	12,516	—		—		(6,525)	(17)	5,991
Current portion of long-term debt	—	8,225	(3)	—		—		8,225
Total current liabilities	69,446	7,155		241		(7,429)		69,413
Non-current liabilities:
Long-term debt	199,000	786,775	(4)	—		—		985,775
Long-term holdback liability	1,817	—		—		—		1,817
Operating lease liabilities	16,055	—		—		—		16,055
Other liabilities	2,175	—		—		6,013	(15)	8,188
Total non-current liabilities	219,047	786,775		—		6,013		1,011,835
Liabilities subject to compromise	1,722,052	(1,722,052)	(5)	—		—		—
Total liabilities	2,010,545	(928,122)		241		(1,416)		1,081,248
Commitments and contingencies
Stockholder's equity (deficit):
Predecessor additional paid-in capital	436,986	(436,986)	(6)	—		—		—
Predecessor accumulated other comprehensive income, net	6,668	—		—		(6,668)	(18)	—
Successor common stock	—	225	(7)	—		—		225
Successor additional paid-in capital	—	379,175	(7)	—		—		379,175
(Accumulated deficit) retained earnings	(1,172,241)	989,312	(8)	1,015	(9)	181,914	(18)	—
Total stockholder's equity (deficit)	(728,587)	931,726		1,015		175,246		379,400
Total liabilities and stockholder's equity (deficit)	$1,281,958	3,604		1,256		173,830		1,460,648

Reorganization adjustments

1. Reflects cash contributions and debt principal and interest payments from the implementation to the Plan as follows (dollars in thousands):

Equity rights offering proceeds from Noteholders	$177,000
Equity rights offering proceeds from Ascent Capital	23,000
Payment of Predecessor Credit Facility principal and interest	(165,619)
Payment of Predecessor DIP Facility principal and interest	(28,570)
Payment of Predecessor Senior Notes principal and interest	(2,207)
Net cash contribution	$3,604

2. Represents payment of Predecessor DIP Facility accrued interest.

3. Represents the Current portion of long-term debt based on the repayment terms of the Successor Takeback Loan Facility.

4. Represents the net increase in Long-term debt as follows (dollars in thousands):

Long-term portion of Successor Takeback Term Loan	$814,275
Payment of Predecessor DIP Facility principal	(27,500)
Net increase in Long-term Debt	$786,775

5. Liabilities subject to compromise immediately prior to the Effective Date consisted of the following (dollars in thousands):

Predecessor Term Loan	$1,072,500
Predecessor Senior Notes	585,000
Predecessor Term Loan accrued interest	15,619
Predecessor Senior Notes accrued interest	48,933
Total Liabilities subject to compromise	$1,722,052

Liabilities subject to compromise have been settled as follows in accordance with the Plan (dollars in thousands):

Liabilities subject to compromise	$1,722,052
Payment of Predecessor Term Loan principal and interest	(165,619)
Payment of Predecessor Senior Notes principal and interest	(2,207)
Issue Successor Takeback Term Loan	(822,500)
Fair value of common stock issued to Predecessor Term Loan and Predecessor Senior Notes holders	(171,989)
Gain on settlement of Liabilities subject to compromise	$559,737

6. Pursuant to the Plan, all equity interests of the Predecessor that were issuable or issued and outstanding immediately prior to the Effective Date were cancelled. The elimination of the carrying value of the cancelled equity interests was recorded as an offset to retained earnings (accumulated deficit).

7. Pursuant to the Plan, the Company issued new common stock through an equity rights offering to the Noteholders, the exchange of Ascent Capital common shares for Monitronics common shares pursuant to the Merger, the partial equitization of the Predecessor Term Loan and the cancellation of the outstanding Predecessor Senior Notes, to the extent each Noteholder elected not to receive cash. See note 2, Emergence from Bankruptcy for further information regarding these transactions. As of the Effective Date, there were 22,500,000 common shares issued and outstanding that have a par value of $0.01 per share.

8. Adjustment made to Retained earnings (accumulated deficit) consisted of the following (dollars in thousands):

Cancellation of Predecessor additional paid-in capital	$436,986
Loss on equity rights offering discount, net	(7,411)
Gain on settlement of Liabilities subject to compromise	559,737
Total adjustment to Retained earnings (accumulated deficit)	$989,312

Ascent Capital Merger

9. Represents the transfer of the Ascent Capital final balances to Monitronics to complete the merger.

Fresh Start Adjustments

10. Reflects the increase in net book value of property and equipment to the estimated fair value as of the Effective Date. The following table summarizes the components of Property and equipment, net as of August 31, 2019, and the fair value as of the Effective Date (dollars in thousands):

	Estimated Useful Life	Successor Company	Predecessor Company
Leasehold improvements	9 years	$353	$771
Computer systems and software	2 to 4 years	39,320	83,238
Furniture and fixtures	5 years	1,278	2,009
		40,951	86,018
Accumulated depreciation		—	(48,875)
Property and equipment, net		$40,951	$37,143

To estimate the fair value of property and equipment, the Company utilized an cost approach by applying the reproduction cost method. The Successor property and equipment will be depreciated using the straight-line method over the estimated useful lives of the assets.

11. Represents the fair value adjustment of the subscriber accounts. The fair value of the subscriber accounts was determined based on the excess earnings method, a derivation of the income approach, that considers cash flows to the subscriber accounts after accounting for a fair return to the other supporting assets of the business. The valuation of the subscriber accounts is based on the projected cash flows to be generated by the existing subscribers as of the Effective Date. The Successor subscriber accounts will be amortized using the 14-year 235% double-declining balance method. The amortization methods were selected to provide an approximate matching of the amortization of the subscriber accounts intangible asset to estimated future subscriber revenues based on the projected lives of individual subscriber contracts.

12. The Company recorded an adjustment to dealer network and other intangible assets as follows (dollars in thousands):

Dealer network	$140,000
Leasehold interest	4,700
Total Dealer network and other intangible assets	$144,700

The fair values of dealer network and other intangible assets were determined as follows:
a. The fair value of the dealer network was determined based on the excess earnings method, a derivation of the income approach, that considers cash flows related to the dealer network after accounting for a fair return to the other supporting assets of the business. The valuation of the dealer network is based on the cash flow, net of purchase price, to be earned from subscribers purchased in the future from the current dealer network. The Successor dealer network will be amortized on a straight-line basis over the estimated useful life of six years.

b. The leasehold interest was valued using an income approach by applying the discount cash flow method based on the contractual lease rate and market lease rates. The Successor leasehold interest will be amortized on a straight-line basis over the remaining life of the lease.

13. The amount recognized for goodwill represents the amount of the reorganization value, after the fresh start accounting adjustments, left over after allocating to the fair value of acquired assets and liabilities.

14. Represents the elimination of the carrying value of dealer assets. The fair value adjustment of these assets is included in the valuation of the dealer network.

15. Represents the fair value adjustment of the bonus purchase price and revenue sharing liabilities based on estimated future cash payments.

16. Represents the fair value adjustment of deferred revenue to remove gross margin costs from the balance sheet.

17. Represents the fair value adjustment of the holdback liability based on estimated future cash payments.

18. Reflects the cumulative impact of the fresh start accounting adjustments discussed above on retained earnings (accumulated deficit) as follows (dollars in thousands):

Property and equipment fair value adjustment	$3,808
Subscriber accounts fair value adjustment	(55,936)
Dealer network and other intangible assets fair value adjustment	144,700
Goodwill	81,943
Other assets and liabilities fair value adjustments	731
Predecessor accumulated other comprehensive income, net	6,668
Net gain on fresh start adjustments	$181,914

Gain on restructuring and reorganization, net

Gain on restructuring and reorganization recognized as a result of the Chapter 11 Cases is presented separately in the accompanying unaudited condensed consolidated statement of operations as follows (dollars in thousands):

	Predecessor Company
	Period from July 1, 2019 through August 31, 2019	Period from January 1, 2019 through August 31, 2019
Gain on settlement of Liabilities subject to compromise (a)	$559,737	559,737
Gain on fresh start adjustments (b)	181,914	181,914
Loss on equity rights offering discount (c)	(8,325)	(8,325)
Restructuring and reorganization expense (d)	(30,502)	(63,604)
Gain on restructuring and reorganization, net	$702,824	669,722

(a)        Gain recognized primarily on Predecessor Senior Notes converted from debt to equity and Predecessor Senior Notes settled at a discount in accordance with the Plan.
(b)        Revaluation of certain assets and liabilities upon the adoption of fresh start accounting.
(c)        In accordance with the Plan, Noteholders that participated in the equity rights offering purchased Monitronics common stock at a discount.
(d)        Legal, financial advisory and other professional costs directly associated with the restructuring and reorganization process.

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

Adoption of this standard had no impact on the Company's Loss before income taxes and the condensed consolidated statements of cash flows. Upon adoption as of January 1, 2019, the Company recognized an Operating lease right-of-use asset of $20,240,000 and a total Operating lease liability of $20,761,000. The difference between the two amounts were due to decreases in prepaid rent and deferred rent recorded under prior lease accounting in Prepaid and other current assets and Other accrued liabilities, respectively, on the condensed consolidated balance sheets. See note 13, Leases for further information.

(5)    Other Accrued Liabilities

Other accrued liabilities consisted of the following (amounts in thousands):

	Successor Company	Predecessor Company
	September 30, 2019	December 31, 2018
Accrued payroll and related liabilities	$6,075	$4,459
Interest payable	283	14,446
Income taxes payable	2,080	2,742
Operating lease liabilities	3,836	—
Contingent dealer liabilities	4,630	—
Accrued reorganization costs	9,715	—
Other	8,416	9,438
Total Other accrued liabilities	$35,035	$31,085

(6)    Debt

Debt consisted of the following (amounts in thousands):

	Successor Company	Predecessor Company
	September 30, 2019	December 31, 2018
Successor Takeback Loan Facility, matures March 29, 2024, LIBOR plus 6.50%, subject to a LIBOR floor of 1.25%, with an effective rate of 9.2%	$822,500	$—
Successor Term Loan Facility, matures July 3, 2024, LIBOR plus 5.00%, subject to a LIBOR floor of 1.50%, with an effective rate of 7.6%	150,000	—
Successor Revolving Credit Facility, matures July 3, 2024, LIBOR plus 5.00%, subject to a LIBOR floor of 1.50%, or base rate (with a floor of 4.5%) plus 4.0%, with an effective rate of 12.7%	21,500	—
9.125% Senior Notes due April 1, 2020 with an effective interest rate of 9.1%	—	585,000
Ascent Intercompany Loan due October 1, 2020 with an effective rate of 12.5%	—	12,000
Term loan, matures September 30, 2022, LIBOR plus 5.50%, subject to a LIBOR floor of 1.00%, with an effective rate of 8.6%	—	1,075,250
$295 million revolving credit facility, matures September 30, 2021, LIBOR plus 4.00%, subject to a LIBOR floor of 1.00%, with an effective rate of 7.5%	—	144,200
	$994,000	$1,816,450
Less: Current portion of long-term debt	(8,225)	(1,816,450)
Long-term debt	$985,775	$—

Successor Takeback Loan Facility

On the Effective Date, pursuant to the terms of the Plan, the Debtors entered into the Successor Takeback Loan Facility with the lenders party thereto, and Cortland Capital Market Services, LLC. as administrative agent. In exchange for its Predecessor

Credit Facility term loans under the Company's Predecessor Credit Facility, each term lender thereunder (other than term lenders equitizing their term loans) received, pursuant to the terms of the Plan, its pro rata share of (i) $150,000,000 in cash from the proceeds of a rights offering (which, together with the equitization of $100,000,000 of the Predecessor Credit Facility term loans, resulted in an aggregate reduction of term loans by $250,000,000 in principal amount) and (ii) term loans under the $822,500,000 Successor Takeback Loan Facility.

The maturity date of the Successor Takeback Loan Facility is March 29, 2024 and requires quarterly interest payments and, beginning December 31, 2019, quarterly principal payments of $2,056,250. Interest on loans made under the Successor Takeback Loan Facility accrues at an interest rate per year equal to the LIBOR rate (with a floor of 1.25%) plus 6.5% or base rate plus 5.5%. The Successor Takeback Loan Facility, subject to certain exceptions, is guaranteed by each of the Company's existing and future domestic subsidiaries and is secured by substantially all the assets of the Company and such subsidiary guarantors. See note 14, Consolidating Guarantor Financial Information for further information. The Successor Takeback Loan Facility contains customary representations, warranties, covenants and events of default and related remedies.

Successor Credit Facilities

On the Effective Date, pursuant to the terms of the Plan, the Debtors entered into Successor Credit Facilities with the lenders party thereto, KKR Capital Markets LLC as lead arranger and bookrunner, KKR Credit Advisors (US) LLC as Structuring Advisor and Encina Private Credit SPV, LLC as administrative agent, swingline lender and L/C issuer. Under the Successor Credit Facilities, the Company has access to $295,000,000 which includes $150,000,000 in term loans under the Successor Term Loan Facility and up to $145,000,000 under the Successor Revolving Credit Facility (including a $10,000,000 swingline loan). As of September 30, 2019, $123,500,000 is available for borrowing under the Successor Revolving Credit Facility, subject to certain financial covenants.

The maturity date of loans made under the Successor Credit Facilities is July 3, 2024, subject to a springing maturity of March 29, 2024, or earlier, depending on any repayment, refinancing or changes in the maturity date of the Successor Takeback Term Loan. Interest on loans made under the Successor Credit Facilities accrues at an interest rate per year equal to the LIBOR rate (with a floor of 1.5%) plus 5.0% or base rate (with a floor of 4.5%) plus 4.0%, dependent upon the type of borrowing requested by the Company. There is a commitment fee of 0.75% on unused portions of the Successor Revolving Credit Facility.

The Successor Credit Facilities, subject to certain exceptions, are guaranteed by each of the Company's existing and future domestic subsidiaries and are secured by substantially all the assets of the Company and such subsidiary guarantors. See note 14, Consolidating Guarantor Financial Information for further information. The Successor Credit Facilities contain customary representations, warranties, covenants and events of default and related remedies.

The terms of the Successor Takeback Loan Facility and the Successor Credit Facilities provide for certain financial and nonfinancial covenants.  As of September 30, 2019, the Company was in compliance with all required covenants under these financing arrangements.

Predecessor Senior Notes

The Predecessor Senior Notes totaled $585,000,000 in principal, were scheduled to mature on April 1, 2020 and bore interest at 9.125% per annum.  Interest payments were due semi-annually on April 1 and October 1 of each year. On the Effective Date, by operation of the Plan, the Company cancelled all outstanding obligations under the Predecessor Senior Notes and exchanged the Predecessor Senior Notes, at the option of each Noteholder, (A) cash in an amount equal to 2.5% of the principal and accrued but unpaid interest due under the Senior Notes held by such Noteholder or (B) to the extent that such Noteholder elects not to receive cash, its pro rata share of 18.0% of the Common Stock to be issued and outstanding as of the Effective Date. See note 2, Emergence from Bankruptcy for further information.

Predecessor Ascent Intercompany Loan

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

Predecessor Credit Facility

The Predecessor Credit Facility term loan had an outstanding prepetition principal balance of $1,072,500,000 and was scheduled to mature on September 30, 2022. The Credit Facility term loan required quarterly interest payments and quarterly principal payments of $2,750,000. The Credit Facility term loan bore interest at LIBOR plus 5.5%, subject to a LIBOR floor of 1.0%. On the Effective Date, by operation of the Plan, the Company cancelled all outstanding obligations under the Predecessor Credit Facility and exchanged the outstanding principal balance for (A) $150,000,000 in cash, (B) $100,000,000 in shares of Common Stock and (C) new term loans under an $822,500,000 takeback term loan facility (the Successor Takeback Loan Facility discussed above). See note 2, Emergence from Bankruptcy and note 9, Stockholder's Equity for further information.

The Predecessor Credit Facility revolver had a prepetition principal amount outstanding of $181,400,000 and an aggregate of $1,000,000 available under two standby letters of credit issued and was scheduled to mature on September 30, 2021. The Credit Facility revolver typically bore interest at LIBOR plus 4.0%, subject to a LIBOR floor of 1.0%. There was a commitment fee of 0.5% on unused portions of the Predecessor Credit Facility revolver. In conjunction with negotiations around certain defaults under the Predecessor Credit Facility in the first quarter of 2019, the Predecessor Credit Facility revolver lenders allowed us to continue to borrow under the revolving credit facility for up to $195,000,000 at an alternate base rate plus 3.0% and the Predecessor Credit Facility term loan lenders allowed the term loan to renew with interest due on an alternate base rate plus 4.5%. Additionally, for the period of April 24, 2019 through May 20, 2019, an additional 2.0% default interest rate was accrued and paid on the Predecessor Credit Facility term loan and revolver. On July 3, 2019, with approval from the Bankruptcy Court, the Predecessor Credit Facility revolver principal and interest was repaid in full with proceeds from the Predecessor DIP Facility. On the Effective Date, the Predecessor DIP Facility was replaced with the Successor Credit Facilities (as discussed above). See note 2, Emergence from Bankruptcy for further information.

In order to reduce the financial risk related to changes in interest rates associated with the floating rate term loan under the Credit Facility term loan, the Company had entered into interest rate swap agreements with terms similar to the Credit Facility term loan (all outstanding interest rate swap agreements are collectively referred to as the “Swaps”). Prior to December of 2018, all of the Swaps were designated as effective hedges of the Company's variable rate debt and qualified for hedge accounting. However, in December of 2018, given the potential for changes in the Company's future expected interest payments that the Swap hedged, all of the Swaps no longer qualified as a cash flow hedge and were de-designated as such. In April of 2019, all of the outstanding Swaps were settled and terminated with their respective counterparties. See note 7, Derivatives for further disclosures related to the settlement of these derivative instruments.

As of September 30, 2019, principal payments scheduled to be made on the Company’s debt obligations are as follows (amounts in thousands):

Remainder of 2019	$2,056
2020	8,225
2021	8,225
2022	8,225
2023	8,225
2024	959,044
Thereafter	—
Total debt principal payments	$994,000

(7)    Derivatives

Historically, the Company utilized Swaps to reduce the interest rate risk inherent in the Company's variable rate Credit Facility term loan. The valuation of these instruments was determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflected the contractual terms of the derivatives, including the period to maturity, and used observable market-based inputs, including interest rate curves and implied volatility. The Company incorporated credit valuation adjustments to appropriately reflect the respective counterparty's nonperformance risk in the fair value measurements. See note 8, Fair Value Measurements for additional information about the credit valuation adjustments.

Prior to December of 2018, all of the Swaps were designated and qualified as cash flow hedging instruments, with the effective portion of the Swaps' change in fair value recorded in Accumulated other comprehensive income (loss). However, in December of 2018, given the potential for changes in the Company's future expected interest payments that these Swaps hedged, all of the Swaps no longer qualified as a cash flow hedge and were de-designated as such. Before the de-designation, changes in the fair value of the Swaps were recognized in Accumulated other comprehensive income (loss) and were reclassified to Interest expense when the hedged interest payments on the underlying debt were recognized. After the de-designation, changes in the fair value of the Swaps are recognized in Unrealized loss on derivative financial instruments on the condensed consolidated statements of operations and comprehensive income (loss). For the period from January 1, 2019 through August 31, 2019, the Company recorded an Unrealized loss on derivative financial instruments of $4,577,000. On April 30, 2019, the various counterparties and the Company agreed to settle and terminate all of the outstanding swap agreements, which required us to pay $8,767,000 in termination amount to certain counterparties and required a certain counterparty to pay $6,540,000 in termination amount to us, resulting in a Realized net loss on derivative financial instruments of $2,227,000. There are no derivatives outstanding as of September 30, 2019.

Amounts recognized in Accumulated other comprehensive income (loss) as of the de-designation date were to be amortized to Interest expense on the condensed consolidated statements of operations and comprehensive income (loss) over the remaining term of the hedged forecasted transactions of the Swaps which were 3 month LIBOR interest payments. The remaining amount recognized in Accumulated other comprehensive income (loss) was evaluated to have no fair value upon the application of fresh start accounting pursuant to the Plan. The carrying value of this amount was expensed to Gain on restructuring and reorganization, net in the Predecessor period.

The impact of the derivatives designated as cash flow hedges on the condensed consolidated financial statements is depicted below (amounts in thousands):

	Successor Company	Predecessor Company
	Period from September 1, 2019 through September 30,	Period from July 1, 2019 through August 31,	Three Months Ended September 30,
	2019	2019	2018
Effective portion of gain recognized in Accumulated other comprehensive income (loss)	$—	$—	3,165
Effective portion of loss reclassified from Accumulated other comprehensive income (loss) into Net income (loss) (a)	—	—	(104)

(a)        Amounts are included in Interest expense in the unaudited condensed consolidated statements of operations and comprehensive income (loss).

	Successor Company	Predecessor Company
	Period from September 1, 2019 through September 30,	Period from January 1, 2019 through August 31,	Nine Months Ended September 30,
	2019	2019	2018
Effective portion of gain recognized in Accumulated other comprehensive income (loss)	$—	$—	21,929
Effective portion of loss reclassified from Accumulated other comprehensive income (loss) into Net income (loss) (a)	—	(940)	(1,267)

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

The following summarizes the fair value level of assets and liabilities that are measured on a recurring basis at September 30, 2019 and December 31, 2018 (amounts in thousands):

	Level 1	Level 2	Level 3	Total
September 30, 2019 (Successor)
Interest rate swap agreements - assets (a)	$—	—	—	—
Interest rate swap agreements - liabilities (a)	—	—	—	—
Total	$—	—	—	—
December 31, 2018 (Predecessor)
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

Carrying values and fair values of financial instruments that are not carried at fair value are as follows (amounts in thousands):

	Successor Company	Predecessor Company
	September 30, 2019	December 31, 2018
Long term debt, including current portion:
Carrying value	994,000	1,816,450
Fair value (a)	925,660	1,218,606

(a)	The fair value is based on market quotations from third party financial institutions and is classified as Level 2 in the hierarchy.

The Company’s other financial instruments, including cash and cash equivalents, restricted cash, accounts receivable and accounts payable are carried at cost, which approximates their fair value because of their short-term maturity.

(9)    Stockholder's Equity

Pursuant to the Company's certificate of incorporation adopted in accordance with the Plan, the Company is authorized to issue an aggregate of 50,000,000 shares of stock consisting of: (i) 45,000,000 shares of Common Stock and (ii) 5,000,000 shares of Preferred Stock.

Successor Common Stock

Holders of Common Stock are entitled to one vote for each share held. Common Stock will vote as a single class on all matters on which stockholders are entitled to vote, except as otherwise provided in the certificate of incorporation or as required by law. Generally, all matters to be voted on by stockholders, other than the election of directors, must be approved by a majority of the

Common Stock, then-issued and outstanding. Subject to the rights of the holders of any series of Preferred Stock to elect directors under certain circumstances, directors shall be elected by a plurality of the voting power present in person or represented by proxy and entitled to vote generally in the election of directors. No stockholder shall be entitled to exercise the right of cumulative voting.

In connection with the Company’s emergence from Chapter 11 and in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 1145 of the Bankruptcy Code, the Company issued a total of 22,500,000 shares of Common Stock on August 30, 2019.

As of September 30, 2019, the Company had 22,500,000 issued and outstanding shares of Common Stock.

Successor Preferred Stock

The board of directors of the Company has the authority, without action by its stockholders, to designate and issue preferred stock of the Company in one or more series and to designate the rights, powers, preferences and privileges of each series and any qualifications, limitations or restrictions thereof, which may be greater or less than the rights of the Common Stock. As of September 30, 2019, no shares of preferred stock were issued.

Predecessor Accumulated Other Comprehensive Income (Loss)

The following table provides a summary of the changes in Accumulated other comprehensive income (loss) for the period from January 1, 2019 through August 31, 2019 (amounts in thousands):

Predecessor Company
Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2018	$7,608
Reclassifications of unrealized loss on derivatives into Net loss, net of income tax of $0 (a)	(468)
Balance at March 31, 2019	$7,140
Reclassifications of unrealized loss on derivatives into Net loss, net of income tax of $0 (a)	(472)
Balance at June 30, 2019	$6,668
Fresh start adjustment (b)	(6,668)
Balance at August 31, 2019	$—

(a)	Amounts reclassified into Net loss are included in Interest expense on the condensed consolidated statements of operations. See note 7, Derivatives for further information.

(b)
The remaining amount recognized in Accumulated other comprehensive income (loss) was evaluated to have no fair value upon the application of fresh start accounting pursuant to the Plan. See note 3, Fresh Start Accounting for further information.

The following table provides a summary of the changes in Accumulated other comprehensive income (loss) for the nine months ended September 30, 2018 (amounts in thousands):

Predecessor Company
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

(10)    Basic and Diluted Earnings Per Common Share

Basic earnings per common share ("EPS") is computed by dividing net income by the weighted average number of shares of Common Stock outstanding for the period.  Diluted EPS is computed by dividing net income by the sum of the weighted average number of shares of Common Stock outstanding and the effect of dilutive securities. For the period from September 1, 2019 through September 30, 2019, there were no anti-dilutive securities outstanding. The weighted average number of basic and diluted shares of Common Stock was 22,500,000 for the period from September 1, 2019 through September 30, 2019.

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

(12)    Revenue Recognition

Disaggregation of Revenue

Revenue is disaggregated by source of revenue as follows (in thousands):

	Successor Company	Predecessor Company
	Period from September 1, 2019 through September 30,	Period from July 1, 2019 through August 31,	Three Months Ended September 30,
	2019	2019	2018
Alarm monitoring revenue	$33,594	$78,608	125,004
Product and installation revenue	2,224	4,993	11,360
Other revenue	471	988	792
Total Net revenue	$36,289	$84,589	137,156

	Successor Company	Predecessor Company
	Period from September 1, 2019 through September 30,	Period from January 1, 2019 through August 31,	Nine Months Ended September 30,
	2019	2019	2018
Alarm monitoring revenue	$33,594	$319,172	374,689
Product and installation revenue	2,224	19,111	28,984
Other revenue	471	4,003	2,249
Total Net revenue	$36,289	$342,286	405,922

Contract Balances

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers (in thousands):

	Successor Company	Predecessor Company
	September 30, 2019	December 31, 2018
Trade receivables, net	$12,105	13,121
Contract assets, net - current portion (a)	10,952	13,452
Contract assets, net - long-term portion (b)	12,600	16,154
Deferred revenue	13,309	13,060

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

All of the Company's leases are currently determined to be operating leases.

Components of Lease Expense

The components of lease expense were as follows (in thousands):

	Successor Company	Predecessor Company
	Period from September 1, 2019 through September 30,	Period from July 1, 2019 through August 31,
Operating lease cost (a)	$34	$70
Operating lease cost (b)	320	624
Total operating lease cost	$354	$694

(a)        Amount is included in Cost of services in the unaudited condensed consolidated statements of operations.
(b)        Amount is included in Selling, general and administrative, including stock-based and long-term incentive compensation in the unaudited condensed consolidated statements of operations.

	Successor Company	Predecessor Company
	Period from September 1, 2019 through September 30,	Period from January 1, 2019 through August 31,
Operating lease cost (a)	$34	$321
Operating lease cost (b)	320	2,595
Total operating lease cost	$354	$2,916

(a)        Amount is included in Cost of services in the unaudited condensed consolidated statements of operations.
(b)        Amount is included in Selling, general and administrative, including stock-based and long-term incentive compensation in the unaudited condensed consolidated statements of operations.

Remaining Lease Term and Discount Rate

The following table presents the weighted-average remaining lease term and the weighted-average discount rate:

As of September 30, 2019
Weighted-average remaining lease term for operating leases (in years)	9.9
Weighted-average discount rate for operating leases	11.8%

All of the Company's lease contracts do not provide a readily determinable implicit rate. For these contracts, the Company's estimated incremental borrowing rate is based on information available either upon adoption of ASU 2016-02 or at the inception of the lease.

Supplemental Cash Flow Information

The following is the supplemental cash flow information associated with the Company's leases (in thousands):

	Successor Company	Predecessor Company
	Period from September 1, 2019 through September 30,	Period from January 1, 2019 through August 31,
	2019	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$345	$2,804

Maturities of Lease Liabilities

As of September 30, 2019, maturities of lease liabilities were as follows:

Remainder of 2019	$758
2020	3,980
2021	3,195
2022	3,069
2023	3,087
Thereafter	20,329
Total lease payments	$34,418
Less: Interest	(14,653)
Total lease obligations	$19,765

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

(14)    Consolidating Guarantor Financial Information

Monitronics (the "Parent Issuer") entered into the Successor Takeback Loan Facility and the Successor Credit Facilities and both are guaranteed by all of the Company's existing domestic subsidiaries. Consolidating guarantor financial information has not been presented in this Form 10-Q as substantially all of the Company's operations are now conducted by the Parent Issuer entity. The Company believes that disclosing such information would not provide investors with any additional information that would be material in evaluating the sufficiency of the guarantees.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, marketing and operating strategies, new service offerings, the availability of capital, financial prospects, anticipated sources and uses of capital. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

•	macroeconomic conditions and their effect on the general economy and on the U.S. housing market, in particular single family homes, which represent our largest demographic;

•	uncertainties in the development of our business strategies, including the rebranding to Brinks Home Security and market acceptance of new products and services;

•
the competitive environment in which we operate, in particular, increasing competition in the alarm monitoring industry from larger existing competitors and new market entrants, including well-financed technology, telecommunications and cable companies;

•	the development of new services or service innovations by competitors;

•
our ability to acquire and integrate additional accounts, including competition for dealers with other alarm monitoring companies which could cause an increase in expected subscriber acquisition costs;

•
technological changes which could result in the obsolescence of currently utilized technology with the need for significant upgrade expenditures, including the phase out of 2G, 3G and CDMA networks by cellular carriers;

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

Overview

Monitronics International, Inc. and its subsidiaries (collectively, "Monitronics" or the "Company", doing business as Brinks Home SecurityTM) provide residential customers and commercial client accounts with monitored home and business security systems, as well as interactive and home automation services, in the United States, Canada and Puerto Rico.  Monitronics customers are obtained through our direct-to-consumer sales channel (the "Direct to Consumer Channel"), which offers both Do-It-Yourself and professional installation security solutions and our exclusive authorized dealer network (the "Dealer Channel"), which provides product and installation services, as well as support to customers.

As previously disclosed, on June 30, 2019 (the "Petition Date"), Monitronics and certain of its domestic subsidiaries (collectively, the "Debtors"), filed voluntary petitions for relief (collectively, the "Petitions" and, the cases commenced thereby, the "Chapter 11 Cases") under chapter 11 of title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of Texas (the "Bankruptcy Court"). The Debtors' Chapter 11 Cases were jointly administered under the caption In re Monitronics International, Inc., et al., Case No. 19-33650. On August 7, 2019, the Bankruptcy Court entered an order, Docket No. 199 (the "Confirmation Order"), confirming and approving the Debtors' Joint Partial Prepackaged Plan of Reorganization (including all exhibits thereto, and a modified by the Confirmation order, the "Plan") that was previously filed with the Bankruptcy Court on June 30, 2019. On August 30, 2019 (the "Effective Date"), the conditions to the effectiveness of the Plan were satisfied and the Company emerged from Chapter 11 after completing a series of transactions through which the Company and its former parent, Ascent Capital Group, Inc. ("Ascent Capital") merged (the "Merger") in accordance with the terms of the Agreement and Plan of Merger, dated as of May 24, 2019 (the "Merger Agreement"). Monitronics was the surviving corporation and, immediately following the Merger, was redomiciled in Delaware in accordance with the terms of the Merger Agreement.

Upon emergence from Chapter 11 on the Effective Date, the Company has applied Accounting Standards Codification ("ASC") 852, Reorganizations ("ASC 852"), in preparing its consolidated financial statements (see Note 2, Emergence from Bankruptcy and Note 3, Fresh Start Accounting). As a result of the application of fresh start accounting and the effects of the implementation of the Plan, a new entity for financial reporting purposes was created. The Company selected a convenience date of August 31, 2019 for purposes of applying fresh start accounting as the activity between the convenience date and the Effective Date did not result in a material difference in the financial results. References to "Successor" or "Successor Company" relate to the balance sheet and results of operations of Monitronics on and subsequent to September 1, 2019. References to "Predecessor" or "Predecessor Company" refer to the balance sheet and results of operations of Monitronics prior to September 1, 2019. With the exception of interest expense, the Company's operating results and key operating performance measures on a consolidated basis were not materially impacted by the reorganization. As such, references to the "Company" could refer to either the Predecessor or Successor periods, as defined.

Strategic Initiatives

In recent years, Monitronics has implemented several initiatives related to account growth, creation costs, attrition and margin improvements to combat decreases in the generation of new subscriber accounts and negative trends in subscriber attrition.

Account Growth

We believe that generating account growth at a reasonable cost is essential to scaling our business and generating stakeholder value. The Company currently generates new accounts through both our Dealer and Direct to Consumer Channels. Our ability to grow new accounts in the future will be impacted by our ability to adjust to changes in consumer buying behavior and increased competition from technology, telecommunications and cable companies.  The Company currently has several initiatives in place to drive profitable account growth, which include:

•	Enhancing our brand recognition with consumers, which we believe is bolstered by the rebranding to Brinks Home Security,

•	Differentiating and profitably growing our Direct to Consumer Channel under the Brinks Home Security brand,

•	Recruiting and retaining high quality dealers into the Monitronics Authorized Dealer Program,

•	Assisting new and existing dealers with training and marketing initiatives to increase productivity,

•	Offering third party equipment financing to consumers, which is expected to assist in driving account growth at lower creation costs.

Creation Cost Efficiency

We also consider the management of creation costs to be a key driver in improving the Company's financial results. Generating accounts at lower creation costs per account would improve the Company's profitability and cash flows.  The initiatives related to managing creation costs include:

•	Improving performance in our Direct to Consumer Channel including generating higher quality leads at favorable cost, increasing sales close rates and enhancing our customer activation process,

•	Negotiating lower subscriber account purchase price multiples in our Dealer Channel, and

•	Expanding the use and availability of third party financing, which will drive down net creation costs.

Attrition

While we have also experienced higher subscriber attrition rates in the past few years, we have continued to develop our efforts to manage subscriber attrition, which we believe will help drive increases in our subscriber base and stakeholder value. The Company currently has several initiatives in place to reduce subscriber attrition, which include:

•	Maintaining high customer service levels,

•	Effectively managing the credit quality of new customers,

•	Expanding our efforts to both retain customers who have indicated a desire to cancel service and win-back previous customers,

•	Using predictive modeling to identify subscribers with a higher risk of cancellation and engaging with these subscribers to obtain contract extensions on terms favorable to the Company, and

•	Implementing effective pricing strategies.

Margin Improvement

We have also adopted initiatives to reduce expenses and improve our financial results, which include:

•	Reducing our operating costs by right sizing the cost structure to the business and leveraging our scale,

•	Increasing use of automation, and

•	Implementing more sophisticated purchasing techniques.

While there are uncertainties related to the successful implementation of the foregoing initiatives impacting the Company's ability to achieve net profitability and positive cash flows in the near term, we believe they will position the Company to improve its operating performance, increase cash flows and create stakeholder value over the long-term.

Accounts Acquired

For the Three Months Ended September 30, 2019

During the three months ended September 30, 2019 and 2018, the Company acquired 21,228 and 33,065 subscriber accounts, respectively, through our Dealer and Direct to Consumer Channels. The decrease in accounts acquired for the three months ended September 30, 2019 is principally due to year over year decline in accounts acquired from bulk buys and fewer accounts generated in the Direct to Consumer Channel. During the three months ended September 30, 2019, Direct to Consumer accounts generated were impacted by the Company's decision to reduce equipment subsidies offered to new customers with the goal of reducing creation costs and improving credit quality. There were no bulk buys during the three months ended September 30, 2019 as compared to approximately 6,700 accounts in the prior year period.

Recurring monthly revenue ("RMR") acquired during the three months ended September 30, 2019 and 2018 was $1,032,000 and $1,589,000, respectively.

For the Nine Months Ended September 30, 2019

During the nine months ended September 30, 2019 and 2018, the Company acquired 63,974 and 91,995 subscriber accounts, respectively, through our Dealer and Direct to Consumer Channels. The decrease in accounts acquired for the nine months ended September 30, 2019 is due to year over decline in accounts generated in the Direct to Consumer Channel and fewer accounts acquired from bulk buys, partially offset by an increase in accounts acquired from the Dealer Channel. There were no bulk buys during the nine months ended September 30, 2019 as compared to approximately 17,600 accounts in the prior year period.

RMR acquired during the nine months ended September 30, 2019 and 2018 was $3,098,000 and $4,335,000, respectively.

Attrition

Account cancellations, otherwise referred to as subscriber attrition, has a direct impact on the number of subscribers that the Company services and on its financial results, including revenues, operating income and cash flow.  A portion of the subscriber base can be expected to cancel their service every year. Subscribers may choose not to renew or to terminate their contract for a variety of reasons, including relocation, cost, switching to a competitor's service, limited use by the subscriber or low perceived value.  The largest categories of cancelled accounts relate to subscriber relocation or those cancelled due to non-payment. The Company defines its attrition rate as the number of cancelled accounts in a given period divided by the weighted average number of subscribers for that period.  The Company considers an account cancelled if payment from the subscriber is deemed uncollectible or if the subscriber cancels for various reasons.  If a subscriber relocates but continues its service, it is not a cancellation.  If the subscriber relocates, discontinues its service and a new subscriber assumes the original subscriber's service and continues the revenue stream, it is not a cancellation.  The Company adjusts the number of cancelled accounts by excluding those that are contractually guaranteed by its dealers.  The typical dealer contract provides that if a subscriber cancels in the first year of its contract, the dealer must either replace the cancelled account with a new one or refund to the Company the cost paid to acquire the contract. To help ensure the dealer's obligation to the Company, the Company typically maintains a dealer funded holdback reserve ranging from 5-8% of subscriber accounts in the guarantee period.  In some cases, the amount of the holdback liability is less than actual attrition experience.

The table below presents subscriber data for the twelve months ended September 30, 2019 and 2018:

	Twelve Months Ended September 30,
	2019	2018
Beginning balance of accounts	942,157	998,087
Accounts acquired	84,899	110,358
Accounts cancelled	(156,047)	(161,657)
Cancelled accounts guaranteed by dealer and other adjustments (a)	(5,161)	(4,631)
Ending balance of accounts	865,848	942,157
Monthly weighted average accounts	903,424	965,026
Attrition rate - Unit	17.3%	16.8%
Attrition rate - RMR (b)	17.6%	14.1%

(a)	Includes cancelled accounts that are contractually guaranteed to be refunded from holdback.

(b)
The RMR of cancelled accounts follows the same definition as subscriber unit attrition as noted above. RMR attrition is defined as the RMR of cancelled accounts in a given period, adjusted for the impact of price increases or decreases in that period, divided by the weighted average of RMR for that period.

The unit attrition rate for the twelve months ended September 30, 2019 and 2018 was 17.3% and 16.8%, respectively. The RMR attrition rate for the twelve months ended September 30, 2019 and 2018 was 17.6% and 14.1%, respectively. Contributing to the increase in unit and RMR attrition were fewer customers under contract or in the dealer guarantee period for the twelve months ended September 30, 2019, as compared to the prior period, as well as some impact from competition, including new market entrants. The increase in the RMR attrition rate for the twelve months ended September 30, 2019 was also impacted by price guarantees and a less aggressive price increase strategy in the first nine months of 2019.

We analyze our attrition by classifying accounts into annual pools based on the year of acquisition.  We then track the number of cancelled accounts as a percentage of the initial number of accounts acquired for each pool for each year subsequent to its acquisition.  Based on the average cancellation rate across the pools, the Company's attrition rate is generally very low within the initial 12 month period after considering the accounts which were replaced or refunded by the dealers at no additional cost to the Company. Over the next few years of the subscriber account life, the number of subscribers that cancel as a percentage of the initial number of subscribers in that pool gradually increases and historically has peaked following the end of the initial contract term, which is typically three to five years.  Subsequent to the peak following the end of the initial contract term, the number of subscribers that cancel as a percentage of the initial number of subscribers in that pool normalizes.

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

Results of Operations

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

The following table sets forth selected data from the accompanying condensed consolidated statements of operations and comprehensive income (loss) for the periods indicated (dollar amounts in thousands).

Fresh Start Accounting Adjustments. With the exception of interest expense, the Company's operating results and key operating performance measures on a consolidated basis were not materially impacted by the reorganization. We believe that certain of our consolidated operating results for the period from July 1, 2019 through August 31, 2019 when combined with our consolidated operating results for the period from September 1, 2019 through September 30, 2019 is comparable to certain operating results from the comparable prior year period. Accordingly, we believe that discussing the non-GAAP combined results of operations and cash flows of the Predecessor Company and the Successor Company for the three month period ended September 30, 2019 is useful when analyzing certain performance measures.

		Successor Company	Predecessor Company
	Non-GAAP Combined Three Months Ended September 30,	Period from September 1, 2019 through September 30,	Period from July 1, 2019 through August 31,	Three Months Ended September 30,
	2019	2019	2019	2018
Net revenue	$120,878	$36,289	$84,589	137,156
Cost of services	28,962	8,976	19,986	35,059
Selling, general and administrative, including stock-based and long-term incentive compensation	32,370	11,390	20,980	34,266
Amortization of subscriber accounts, deferred contract acquisition costs and other intangible assets	49,810	17,302	32,508	52,671
Interest expense	34,586	7,474	27,112	39,077
Income (loss) before income taxes	674,220	(10,603)	684,823	(32,494)
Income tax expense	642	204	438	1,346
Net income (loss)	673,578	(10,807)	684,385	(33,840)

Adjusted EBITDA (a)	62,502	17,144	45,358	71,282
Adjusted EBITDA as a percentage of Net revenue	51.7%	47.2%	53.6%	52.0%

Expensed Subscriber acquisition costs, net
Gross subscriber acquisition costs	$9,710	$2,958	$6,752	14,098
Revenue associated with subscriber acquisition costs	(1,925)	(534)	(1,391)	(722)
Expensed Subscriber acquisition costs, net	$7,785	$2,424	$5,361	13,376

(a)	See reconciliation of Net income (loss) to Adjusted EBITDA below.

Net revenue.  Net revenue decreased $16,278,000, or 11.9%, for the three months ended September 30, 2019, as compared to the corresponding prior year period. The decrease in net revenue is attributable to the lower average number of subscribers in the third quarter of 2019 as compared to the corresponding prior year period. Net revenue also reflects the negative impact of a $5,277,000 fair value adjustment that reduced deferred revenue upon the Company's emergence from bankruptcy in accordance with ASC 852. Due to recent strategy changes in our product pricing, these decreases were partially offset by increases in product sales revenue to both our new customers in our Direct to Consumer Channel and to our existing customers as part of upgrade retention offers. Furthermore, revenue was favorably impacted by increases in average RMR per subscriber for the third quarter of 2019, as compared to the corresponding prior year period.

Cost of services.  Cost of services decreased $6,097,000, or 17.4%, for the three months ended September 30, 2019, as compared to the corresponding prior year period. The decrease for the three months ended September 30, 2019 is primarily attributable to the impact of lower product sales volume (subscriber acquisition costs) seen in the Company's Direct to

Consumer Channel, as discussed "Accounts Acquired" above. Subscriber acquisition costs, which include expensed equipment and labor costs associated with the creation of new subscribers, decreased to $2,241,000 for the three months ended September 30, 2019 as compared to $4,591,000 for the three months ended September 30, 2018. Also contributing to the decrease are lower field service costs and decreased headcount. Cost of services as a percentage of net revenue, excluding the effect of the fair value adjustment, decreased from 25.6% for the three months ended September 30, 2018 to 23.0% for the three months ended September 30, 2019.

Selling, general and administrative.  Selling, general and administrative costs ("SG&A") decreased $1,896,000, or 5.5%, for the three months ended September 30, 2019, as compared to the corresponding prior year period. The decrease is attributable to reduced subscriber acquisition selling and marketing costs associated with the creation of new subscribers and $3,060,000 of the Company's rebranding expense recognized in the three months ended September 30, 2018 that was not incurred in the current period. Subscriber acquisition costs included in SG&A decreased to $7,469,000 for the three months ended September 30, 2019 as compared to $9,507,000 for the three months ended September 30, 2018. These decreases are partially offset by increased consulting fees relating to integration and implementation of various company initiatives and increased Topic 606 contract asset impairment costs incurred during the three months ended September 30, 2019. SG&A as a percentage of net revenue, excluding the effect of the fair value adjustment, increased from 25.0% for the three months ended September 30, 2018 to 25.7% for the three months ended September 30, 2019.

Amortization of subscriber accounts, deferred contract acquisition costs and other intangible assets.  Amortization of subscriber accounts, deferred contract acquisition costs and other intangible assets decreased $2,861,000, or 5.4%, for the three months ended September 30, 2019, as compared to the corresponding prior year period. The decrease is related to a lower number of subscriber accounts purchased in the last twelve months ended September 30, 2019 compared to the prior corresponding period. This decrease is being offset by the impact of the fresh start adjustments, in which the existing subscriber accounts as of August 31, 2019 were stated at fair value and set up on the 14-year 235% double-declining curve. This curve is shorter than the methodology utilized on newly generated subscriber accounts, due to the various aged vintages of the Company's subscriber base at August 31, 2019. The shorter amortization curve results in higher amortization expense per period. Additionally contributing to the offset is amortization on the newly established Dealer Network asset recognized upon the Company's emergence from bankruptcy.

Interest expense.  Interest expense decreased $4,491,000, or 11.5%, for the three months ended September 30, 2019, as compared to the corresponding prior year period. The decrease in interest expense is attributable to the Company's decreased outstanding debt balances upon the reorganization, primarily related to the retirement of the Company's 9.125% Senior Notes.

Income tax expense.  The Company had pre-tax income of $674,220,000 and income tax expense of $642,000 for the three months ended September 30, 2019. The driver behind the pre-tax income for the three months ended September 30, 2019 is the gain on restructuring and reorganization of $702,824,000 recognized during the three months ended September 30, 2019, primarily due to gains recognized on the conversion from debt to equity and discounted cash settlement of the Predecessor Company's high yield senior notes in accordance with the Company's bankruptcy Plan. There are no income tax impacts from this gain due to net operating loss carryforwards available for the 2019 tax year. Income tax expense for the three months ended September 30, 2019 is attributable to the Company's state tax expense incurred from Texas margin tax. The Company had pre-tax loss of $32,494,000 and income tax expense of $1,346,000 for the three months ended September 30, 2018. Income tax expense for the three months ended September 30, 2018 is attributable to the Company's state tax expense incurred from Texas margin tax and the deferred tax impact from amortization of deductible goodwill related to the Company's business acquisitions.

Net income (loss). The Company had net income of $673,578,000 for the three months ended September 30, 2019, as compared to a net loss of 33,840,000 for the three months ended September 30, 2018. The driver behind the net income for the three months ended September 30, 2019 is the gain on restructuring and reorganization of $702,824,000 recognized during the three months ended September 30, 2019, primarily due to gains recognized on the conversion from debt to equity and discounted cash settlement of the Predecessor Company's high yield senior notes in accordance with the Company's bankruptcy plan.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

The following table sets forth selected data from the accompanying condensed consolidated statements of operations and comprehensive income (loss) for the periods indicated (dollar amounts in thousands).

Fresh Start Accounting Adjustments. With the exception of interest expense, the Company's operating results and key operating performance measures on a consolidated basis were not materially impacted by the reorganization. We believe that certain of our consolidated operating results for the period from January 1, 2019 through August 31, 2019 when combined with our consolidated operating results for the period from September 1, 2019 through September 30, 2019 is comparable to certain operating results from the comparable prior year period. Accordingly, we believe that discussing the non-GAAP combined results of operations and cash flows of the Predecessor Company and the Successor Company for the nine month period ended September 30, 2019 is useful when analyzing certain performance measures.

		Successor Company	Predecessor Company
	Non-GAAP Combined Nine Months Ended September 30,	Period from September 1, 2019 through September 30,	Period from January 1, 2019 through August 31,	Nine Months Ended September 30,
	2019	2019	2019	2018
Net revenue	$378,575	$36,289	$342,286	405,922
Cost of services	84,262	8,976	75,286	100,807
Selling, general and administrative, including stock-based and long-term incentive compensation	91,755	11,390	80,365	98,935
Amortization of subscriber accounts, deferred contract acquisition costs and other intangible assets	148,093	17,302	130,791	160,973
Interest expense	112,555	7,474	105,081	114,550
Income (loss) before income taxes	589,585	(10,603)	600,188	(297,800)
Income tax expense	1,979	204	1,775	4,039
Net income (loss)	587,606	(10,807)	598,413	(301,839)

Adjusted EBITDA (a)	$204,517	$17,144	$187,373	213,480
Adjusted EBITDA as a percentage of Net revenue	54.0%	47.2%	54.7%	52.6%

Expensed Subscriber acquisition costs, net
Gross subscriber acquisition costs	$27,902	$2,958	$24,944	38,923
Revenue associated with subscriber acquisition costs	(6,021)	(534)	(5,487)	(3,489)
Expensed Subscriber acquisition costs, net	$21,881	$2,424	$19,457	35,434

(a)	See reconciliation of Net income (loss) to Adjusted EBITDA below.

Net revenue.  Net revenue decreased $27,347,000, or 6.7%, for the nine months ended September 30, 2019, as compared to the corresponding prior year period. The decrease in net revenue is attributable to the lower average number of subscribers in 2019. Net revenue also reflects the negative impact of a $5,277,000 fair value adjustment that reduced deferred revenue upon the Company's emergence from bankruptcy in accordance with ASC 852. In addition, the Company recognized a decrease in revenue of $4,503,000 for the nine months ended September 30, 2019 as compared to an increase in revenue of $6,986,000 for the nine months ended September 30, 2018, related to changes in Topic 606 contract assets. These decreases were partially offset by an increase in average RMR per subscriber due to certain price increases enacted during the past twelve months and increased product sales revenue to both our new customers in our Direct to Consumer Channel and to our existing customers as part of upgrade retention offers. Average RMR per subscriber increased from $45.12 as of September 30, 2018 to $45.29 as of September 30, 2019.

Cost of services.  Cost of services decreased $16,545,000, or 16.4%, for the nine months ended September 30, 2019, as compared to the corresponding prior year period. The decrease for the nine months ended September 30, 2019 is primarily attributable to decreased field service costs and a decrease in expensed subscriber acquisition costs. Subscriber acquisition costs, which include expensed equipment and labor costs associated with the creation of new subscribers, decreased to $7,085,000 for the nine months ended September 30, 2019, as compared to $12,521,000 for the nine months ended September 30, 2018 due to lower product sales volume in the Company's Direct to Consumer Channel as discussed above. Cost of services as a percentage of net revenue, excluding the effect of the fair value adjustment, decreased from 24.8% for the nine months ended September 30, 2018 to 22.0% for the nine months ended September 30, 2019.

Selling, general and administrative.  Selling, general and administrative costs ("SG&A") decreased $7,180,000, or 7.3%, for the nine months ended September 30, 2019, as compared to the corresponding prior year period. Subscriber acquisition costs included in SG&A decreased to $20,817,000 for the nine months ended September 30, 2019, as compared to $26,402,000 for the nine months ended September 30, 2018 due to reduced subscriber acquisition selling and marketing costs associated with the creation of new subscribers. Also contributing to the year to date decreases in SG&A was the Company receiving a $4,800,000 insurance receivable settlement in April 2019 from an insurance carrier that provided coverage related to the 2017 class action litigation of alleged violation of telemarketing laws and rebrand expenses recognized in the nine months ended September 30, 2018 of $6,355,000. These decreases are partially offset by a legal settlement received in the second quarter of 2018 for $983,000, increased consulting fees on integration and implementation of various company initiatives and increased Topic 606 contract asset impairment costs incurred during the nine months ended September 30, 2019. SG&A as a percentage of net revenue, excluding the effect of the fair value adjustment, decreased from 24.4% for the nine months ended September 30, 2018 to 23.9% for the nine months ended September 30, 2019.

Amortization of subscriber accounts, deferred contract acquisition costs and other intangible assets.  Amortization of subscriber accounts, deferred contract acquisition costs and other intangible assets decreased $12,880,000, or 8.0%, for the nine months ended September 30, 2019, as compared to the corresponding prior year period. The decrease is related to a lower number of subscriber accounts purchased in the last twelve months ended September 30, 2019 compared to the prior corresponding period. This decrease is being offset by the impact of the fresh start adjustments, in which the existing subscriber accounts as of August 31, 2019 were stated at fair value and set up on the 14-year 235% double-declining curve. This curve is shorter than the methodology utilized on newly generated subscriber accounts, due to the various aged vintages of the Company's subscriber base at August 31, 2019. The shorter amortization curve results in higher amortization expense per period. Additionally contributing to the offset is amortization on the newly established Dealer Network asset recognized upon the Company's emergence from bankruptcy.

Interest expense.  Interest expense decreased $1,995,000, or 1.7%, for the nine months ended September 30, 2019, as compared to the corresponding prior year period. The decrease in interest expense is attributable to the Company's decreased outstanding debt balances upon the reorganization, primarily related to the retirement of the Company's 9.125% Senior Notes. Offsetting the decreases seen in the third quarter of 2019, were increases in interest expense prior to and in the bankruptcy, due to higher debt outstanding and higher interest rates.

Income tax expense.  The Company had pre-tax income of $589,585,000 and income tax expense of $1,979,000 for the nine months ended September 30, 2019.  The driver behind the pre-tax income for the nine months ended September 30, 2019 is the gain on restructuring and reorganization of $669,722,000 recognized during the nine months ended September 30, 2019, primarily due to gains recognized on the conversion from debt to equity and discounted cash settlement of the Predecessor Company's high yield senior notes in accordance with the Company's bankruptcy Plan. There are no income tax impacts from this gain due to net operating loss carryforwards available for the 2019 tax year. Income tax expense for the nine months ended September 30, 2019 is attributable to the Company's state tax expense incurred from Texas margin tax. The Company had pre-tax loss of $297,800,000 and income tax expense of $4,039,000 for the nine months ended September 30, 2018. Income tax expense for the nine months ended September 30, 2018 is attributable to the Company's state tax expense incurred from Texas margin tax and the deferred tax impact from amortization of deductible goodwill related to the Company's business acquisitions.

Net income (loss). The Company had net income of $587,606,000 for the nine months ended September 30, 2019, as compared to a net loss of $301,839,000 for the nine months ended September 30, 2018. The driver behind the net income for the nine months ended September 30, 2019 is the gain on restructuring and reorganization of $669,722,000 recognized during the nine months ended September 30, 2019, primarily due to gains recognized on the conversion from debt to equity and discounted cash settlement of the Predecessor Company's high yield senior notes in accordance with the Company's bankruptcy plan. This gain was offset by net loss generated from normal operations as discussed above. The net loss for the nine months ended September 30, 2018 was caused largely by the goodwill impairment of $214,400,000 recognized in the second quarter of 2018 and net losses generated from normal operations.

Adjusted EBITDA

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

The following table provide a reconciliation of Net loss to total Adjusted EBITDA for the periods indicated (amounts in thousands):

		Successor Company	Predecessor Company
	Non-GAAP Combined Three Months Ended September 30,	Period from September 1, 2019 through September 30,	Period from July 1, 2019 through August 31,	Three Months Ended September 30,
	2019	2019	2019	2018
Net income (loss)	$673,578	$(10,807)	$684,385	(33,840)
Amortization of subscriber accounts, deferred contract acquisition costs and other intangible assets	49,810	17,302	32,508	52,671
Depreciation	1,998	925	1,073	2,880
Radio conversion costs	1,756	825	931	—
Stock-based compensation	266	—	266	373
Long-term incentive compensation	107	67	40	—
LiveWatch acquisition contingent bonus charges	—	—	—	63
Rebranding marketing program	—	—	—	3,060
Integration / implementation of company initiatives	2,583	1,154	1,429	195
Gain on revaluation of acquisition dealer liabilities	—	—	—	(240)
Gain on restructuring and reorganization, net	(702,824)	—	(702,824)	—
Interest expense	34,586	7,474	27,112	39,077
Refinancing expense	—	—	—	5,697
Income tax expense	642	204	438	1,346
Adjusted EBITDA	$62,502	$17,144	$45,358	71,282

Adjusted EBITDA decreased $8,780,000, or 12.3%, for the three months ended September 30, 2019, as compared to the corresponding prior year period.  The decrease for the three months ended September 30, 2019 is primarily the result of decreases in net revenue, including the effect of the $5,277,000 fair value adjustment, offset by favorable decreases in cost of services and SG&A, including subscriber acquisition costs.

Expensed Subscriber acquisition costs, net.  Subscriber acquisition costs, net decreased to $7,785,000 for the three months ended September 30, 2019 as compared to $13,376,000 for the three months ended September 30, 2018. The decrease in subscriber acquisition costs, net is primarily attributable to decreased production volume in the Company's Direct to Consumer Channel year over year.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

The following table provide a reconciliation of Net loss to total Adjusted EBITDA for the periods indicated (amounts in thousands):

		Successor Company	Predecessor Company
	Non-GAAP Combined Nine Months Ended September 30,	Period from September 1, 2019 through September 30,	Period from January 1, 2019 through August 31,	Nine Months Ended September 30,
	2019	2019	2019	2018
Net income (loss)	$587,606	$(10,807)	$598,413	(301,839)
Amortization of subscriber accounts, deferred contract acquisition costs and other intangible assets	148,093	17,302	130,791	160,973
Depreciation	8,273	925	7,348	8,360
Radio conversion costs	1,756	825	931	—
Stock-based compensation	42	—	42	803
Long-term incentive compensation	657	67	590	—
LiveWatch acquisition contingent bonus charges	63	—	63	187
Legal settlement reserve (related insurance recovery)	(4,800)	—	(4,800)	—
Rebranding marketing program	—	—	—	6,355
Integration / implementation of company initiatives	5,997	1,154	4,843	195
Gain on revaluation of acquisition dealer liabilities	—	—	—	(240)
Loss on goodwill impairment	—	—	—	214,400
Gain on restructuring and reorganization, net	(669,722)	—	(669,722)	—
Interest expense	112,555	7,474	105,081	114,550
Realized and unrealized (gain) loss, net on derivative financial instruments	6,804	—	6,804	—
Refinancing expense	5,214	—	5,214	5,697
Income tax expense	1,979	204	1,775	4,039
Adjusted EBITDA	$204,517	$17,144	$187,373	213,480

Adjusted EBITDA decreased $8,963,000, or 4.2%, for the nine months ended September 30, 2019 as compared to the corresponding prior year period.  The decrease for the nine months ended September 30, 2019 is primarily the result of decreases in net revenue, including the effect of the $5,277,000 fair value adjustment, offset by favorable decreases in cost of services and SG&A, including subscriber acquisition costs.

Expensed Subscriber acquisition costs, net.  Subscriber acquisition costs, net decreased to $21,881,000 for the nine months ended September 30, 2019 as compared to $35,434,000 for the nine months ended September 30, 2018. The decrease in subscriber acquisition costs, net is primarily attributable to decreased production volume in the Company's Direct to Consumer Channel year over year.

Liquidity and Capital Resources

At September 30, 2019, we had $28,589,000 of cash and cash equivalents.  Our primary sources of funds is our cash flows from operating activities which are generated from alarm monitoring and related service revenues.  During the nine months ended September 30, 2019 and 2018, our cash flow from operating activities was $128,785,000 and $74,458,000, respectively.  The primary drivers of our cash flow from operating activities are the fluctuations in revenues and operating expenses as discussed in "Results of Operations" above.  In addition, our cash flow from operating activities may be significantly impacted by changes in working capital.

During the nine months ended September 30, 2019 and 2018, we used cash of $91,826,000 and $111,531,000, respectively, to fund subscriber account acquisitions, net of holdback and guarantee obligations.  In addition, during the nine months ended September 30, 2019 and 2018, we used cash of $8,223,000 and $11,513,000, respectively, to fund our capital expenditures.

Our existing long-term debt at September 30, 2019 includes the aggregate principal balance of $994,000,000 under the Successor Takeback Loan Facility, Successor Term Loan Facility and the Successor Revolving Credit Facility.  The Successor Takeback Loan Facility has an outstanding principal balance of $822,500,000 as of September 30, 2019 and requires principal payments of $2,056,250 per quarter, beginning December 31, 2019, with the remaining amount becoming due on March 29, 2024.  The Successor Term Loan Facility has an outstanding principal balance of $150,000,000 as of September 30, 2019 and becomes due on July 3, 2024. The Successor Revolving Credit Facility has an outstanding balance of $21,500,000 as of September 30, 2019 and becomes due on July 3, 2024.

Radio Conversion Costs
Certain cellular carriers of 3G and CDMA cellular networks have announced that they will be retiring these networks by the end of 2022. As of September 30, 2019, we have approximately 450,000 subscribers with 3G or CDMA equipment which may have to be upgraded as a result of these retirements. Additionally, in the month of September of 2019, other certain cellular carriers of 2G cellular networks have announced that the 2G cellular networks will be sunsetting as of December 31, 2020. As of September 30, 2019, we have approximately 26,000 subscribers with 2G cellular equipment which may have to be upgraded as a result of this retirement. We currently expect that we will incur between $70,000,000 to $90,000,000 during the remainder of 2019 until the second half of 2022 to complete the required upgrades. For the three and nine months ended September 30, 2019, the Company incurred radio conversion costs of $1,756,000. Total costs for the conversion of such customers are subject to numerous variables, including our ability to work with our partners and subscribers on cost sharing initiatives, and the costs that we actually incur could be materially higher than our current estimates.

Liquidity Outlook

In considering our liquidity requirements for the next twelve months, we evaluated our known future commitments and obligations.  We will require the availability of funds to finance our strategy to grow through the acquisition of subscriber accounts.  We considered our expected operating cash flows as well as the borrowing capacity of our Successor Revolving Credit Facility, under which we could borrow an additional $123,500,000 as of September 30, 2019. Based on this analysis, we expect that cash on hand, cash flow generated from operations and available borrowings under the Successor Revolving Credit Facility will provide sufficient liquidity for the next twelve months, given our anticipated current and future requirements.

Subject to our credit agreements, we may seek debt financing in the event of any new investment opportunities, additional capital expenditures or our operations requiring additional funds, but there can be no assurance that we will be able to obtain debt financing on terms that would be acceptable to us or at all.  Our ability to seek additional sources of funding depends on our future financial position and results of operations, which are subject to general conditions in or affecting our industry and our customers and to general economic, political, financial, competitive, legislative and regulatory factors beyond our control.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

Interest Rate Risk

We have exposure to changes in interest rates related to the terms of our debt obligations.

Tabular Presentation of Interest Rate Risk

The table below provides information about our outstanding debt obligations that are sensitive to changes in interest rates. Debt amounts represent principal payments by maturity date as of September 30, 2019.

Year of Maturity	Variable Rate Debt
Remainder of 2019	$2,056
2020	8,225
2021	8,225
2022	8,225
2023	8,225
2024	959,044
Thereafter	—
Total	$994,000

Item 4.  Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and chief financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Executives concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2019 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in the Company’s internal controls over financial reporting that occurred during the three months ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, its internal controls over financial reporting.

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

On August 7, 2019, the Bankruptcy Court entered an order, Docket No. 199 (the "Confirmation Order"), confirming and approving the Debtors' Joint Partial Prepackaged Plan of Reorganization (including all exhibits thereto, and a modified by the Confirmation order, the "Plan") that was previously filed with the Bankruptcy Court on June 30, 2019. On August 30, 2019 (the "Effective Date"), the conditions to the effectiveness of the Plan were satisfied and the Company emerged from Chapter 11 after completing a series of transactions through which the Company and its former parent, Ascent Capital Group, Inc. ("Ascent Capital") merged (the "Merger") in accordance with the terms of the Agreement and Plan of Merger, dated as of May 24, 2019 (the "Merger Agreement"). Monitronics was the surviving corporation and, immediately following the Merger, was redomiciled in Delaware in accordance with the terms of the Merger Agreement.

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

Substantially all of Monitronics' subscriber alarm systems use either cellular service or traditional land-lines to communicate alarm signals from the subscribers' locations to Monitronics' monitoring facilities. The number of land-line customers has continued to decline as fewer new customers utilize land-lines and consumers give up their land-line and exclusively use cellular and IP communication technology in their homes and businesses. As land-line and cellular network service is discontinued or disconnected, subscribers with alarm systems that communicate over these networks may need to have certain equipment in their security system replaced to maintain their monitoring service. The process of changing out this equipment may require Monitronics to subsidize the replacement of subscribers' outdated equipment and is likely to cause an increase in subscriber attrition. For example, certain cellular carriers recently announced that they plan to retire their 3G and CDMA networks by the end of 2022. As of September 30, 2019, Monitronics has approximately 450,000 subscribers with 3G or CDMA equipment which may have to be upgraded as a result of these retirements. Additionally, in the month of September of 2019, other certain cellular carriers of 2G cellular networks have announced that the 2G cellular networks will be sunsetting as of December 31, 2020. As of September 30, 2019, Monitronics has approximately 26,000 subscribers with 2G cellular equipment which may have to be upgraded as a result of this retirement. Monitronics is working on plans to identify and offer equipment upgrades to this population of subscribers. Monitronics does expect to incur significant incremental costs over the next three years related to the retirement of 2G, 3G and CDMA networks. While Monitronics is currently unable to provide a more precise estimate for such retirement costs, it currently estimates that it will incur between $70,000,000 and $90,000,000 during the remainder of 2019 until the second half of 2022 to complete the required upgrades. Total costs for the conversion of such customers are subject to numerous variables, including Monitronics' ability to work with its partners and subscribers on cost sharing initiatives, and the costs that it actually incurs could be materially higher than its current estimates. If Monitronics is unable to adapt timely to changing technologies, market conditions, customer preferences, or convert a substantial portion of its current 2G subscribers before the 2020 retirement of the 2G network and its current 3G and CDMA subscribers before the 2022 retirement of these networks, its business, financial condition, results of operations and cash flows could be materially and adversely affected.

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

Reorganized Monitronics has a substantial amount of indebtedness and the costs of servicing that debt may materially affect its business.

Monitronics has a significant amount of indebtedness. After the restructuring, Reorganized Monitronics' indebtedness includes a $145 million revolving credit facility, a $150 million term loan facility and a $822.5 million takeback term loan facility. That substantial indebtedness, combined with its other financial obligations and contractual commitments, could have important consequences to us. For example, it could:

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

The agreements that will govern Reorganized Monitronics' indebtedness after the restructuring restricts its ability to, among other things:

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

In addition, Reorganized Monitronics will be required to comply with certain financial covenants that will require it to, among other things, maintain a maximum senior secured debt to RMR ratio of 30.00:1.00 and a consolidated total leverage ratio of not more than (i) 4.50 to 1.00 on or prior to December 31, 2020, (ii) 4.25 to 1.00 from on and after January 1, 2021 through and including December 31, 2021 and (iii) 4.00 to 1.00 thereafter. If Reorganized Monitronics fails to comply with any of the financial covenants, or if Reorganized Monitronics or any of its subsidiaries fails to comply with the restrictions contained in the credit facilities, such failure could lead to an event of default and Reorganized Monitronics may not be able to make additional drawdowns under the revolving portion of the credit facility, which would limit its ability to manage its working capital requirements, and could result in the acceleration of a substantial amount of Reorganized Monitronics' indebtedness.

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

Reorganized Monitronics' Amended and Restated Certificate of Incorporation provides that, unless Reorganized Monitronics consents in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will, to the fullest extent permitted by applicable law, be the sole and exclusive forum for any stockholder of Reorganized Monitronics (including beneficial owners) to bring (i) any derivative action or proceeding brought on behalf of Reorganized Monitronics, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of Reorganized Monitronics' directors, officers, or other employees to Reorganized Monitronics or its stockholders, (iii) any action asserting a claim against Reorganized Monitronics, or its directors, officers or other employees arising pursuant to any provision of the General Corporation Law of the State of Delaware, Reorganized Monitronics' Amended and Restated Certificate of Incorporation or Reorganized Monitronics' Amended and Restated Bylaws, or (iv) any action asserting a claim against Reorganized Monitronics or any of its directors or officers or other employees that is governed by the internal affairs doctrine, except as to each of (i) through (iv) above, subject to such Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein. Any person or entity purchasing or otherwise holding any interest in shares of Reorganized Monitronics' capital stock will be deemed to have notice of, and consented to, the provisions of Reorganized Monitronics' Amended and Restated Certificate of Incorporation described in the preceding sentence. This choice of forum provision may limit a stockholder's ability to bring a claim in a judicial forum that it finds favorable for disputes with Reorganized Monitronics' directors, officers, employees or agents, which may discourage such lawsuits against Reorganized Monitronics and such persons. Alternatively, if a court were to find these provisions of Reorganized Monitronics' Amended and Restated Certificate of Incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, Reorganized Monitronics may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect its business, financial condition or results of operations.

Reorganized Monitronics' Amended and Restated Certificate of Incorporation provides that the exclusive forum provision will be applicable to the fullest extent permitted by applicable law. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Accordingly, Reorganized Monitronics' Amended and Restated Certificate of Incorporation will provide that the exclusive forum provision will not apply to suits brought to enforce any liability or duty created by the Exchange Act, the Securities Act, or any other claim for which the federal courts have exclusive jurisdiction.

Item 2.  Unregistered Sales of Equity Securities

In connection with the Company’s emergence from Chapter 11 and in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 1145 of the Bankruptcy Code, the Company issued a total of 22,500,000 shares of Common Stock on August 30, 2019.

Item 6.  Exhibits

Listed below are the exhibits which are included as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

2.1
Agreement and Plan of Merger, dated as of May 24, 2019, by and between Ascent and Monitronics International, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 31, 2019).

2.2
Joint Partial Prepackaged Plan of Reorganization of Monitronics International, Inc. and its Affiliated Debtors, dated June 3, 2019 (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 13, 2019).

2.3
Amended Plan Supplement of Monitronics International, Inc. and its Affiliated Debtors, dated September 3, 2019 (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 4, 2019).

3.1	Certificate of Incorporation of Monitronics International, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 4, 2019).
3.2	Bylaws of Monitronics International, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 4, 2019).
10.1	Employment Agreement, dated September 13, 2019, by and between William E. Niles and Monitronics International, Inc. *
31.1	Rule 13a-14(a)/15d-14(a) Certification. *
31.2	Rule 13a-14(a)/15d-14(a) Certification. *
32	Section 1350 Certification. **
101.INS	XBRL Instance Document. *
101.SCH	XBRL Taxonomy Extension Schema Document. *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document. *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. *

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONITRONICS INTERNATIONAL, INC.

Date:	November 13, 2019	By:	/s/ Jeffery R. Gardner
Jeffery R. Gardner
President and Chief Executive Officer

Date:	November 13, 2019	By:	/s/ Fred A. Graffam
Fred A. Graffam
Chief Financial Officer, Executive Vice President and Assistant Secretary
(Principal Financial and Accounting Officer)