Form 10-K
period 2019-12-31
MONITRONICS INTERNATIONAL INC
filed 2020-03-30
CIK 1265107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

FORM 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☒ No ☐
As of June 28, 2019, Monitronics International, Inc. was a wholly owned subsidiary of Ascent Capital Group, Inc.
The number of outstanding shares of Monitronics International, Inc.'s common stock as of March 30, 2020 was 22,500,000 shares.

MONITRONICS INTERNATIONAL, INC.
2019 ANNUAL REPORT ON FORM 10-K

PART I

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, marketing and operating strategies, new service offerings, the availability of debt refinancing, obtaining or maintaining any requested waiver of forbearance with respect to the Credit Facility and Senior Notes (each as defined below), the ability of our Company to continue as a going concern, potential restructurings and strategic transactions, financial prospects and anticipated sources and uses of capital. In particular, statements under Item 1. "Business," Item 1A. "Risk Factors", Item 2. "Properties," Item 3. "Legal Proceedings," Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" contain forward-looking statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

•	business or economic disruptions or global health concerns may materially and adversely affect our business, financial condition, future results and cash flow;

•	macroeconomic conditions and their effect on the general economy and on the U.S. housing market, in particular single family homes, which represent our largest demographic;

•	uncertainties in the development of our business strategies, including the rebranding to Brinks Home Security and market acceptance of new products and services;

•
the competitive environment in which we operate, in particular, increasing competition in the alarm monitoring industry from larger existing competitors and new market entrants, including well-financed technology, telecommunications and cable companies;

•	the development of new services or service innovations by competitors;

•
our ability to acquire and integrate additional accounts, including competition for dealers with other alarm monitoring companies which could cause an increase in expected costs of acquiring an account ("Subscriber Acquisition Costs");

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

ITEM 1.   BUSINESS

General Development of Business

Monitronics International, Inc. ("Monitronics") and its consolidated subsidiaries (collectively, the "Company" or "Brinks Home SecurityTM", "we", "us", and "our"), were wholly-owned subsidiaries of Ascent Capital Group, Inc. ("Ascent Capital") until August 30, 2019.

On December 17, 2010, Ascent Capital acquired 100% of the outstanding capital stock of Monitronics through the merger of Mono Lake Merger Sub, Inc., a direct wholly-owned subsidiary of Ascent Capital established to consummate the merger, with and into Monitronics, with Monitronics as the surviving corporation in the merger.  We were incorporated in the state of Texas on August 31, 1994.

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

On June 30, 2019, Monitronics and certain of its domestic subsidiaries (collectively, the "Debtors"), filed voluntary petitions for relief (collectively, the "Petitions" and, the cases commenced thereby, the "Chapter 11 Cases") under chapter 11 of title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of Texas (the "Bankruptcy Court"). The Debtors' Chapter 11 Cases were jointly administered under the caption In re Monitronics International, Inc., et al., Case No. 19-33650. On August 7, 2019, the Bankruptcy Court entered an order, Docket No. 199 (the "Confirmation Order"), confirming and approving the Debtors' Joint Partial Prepackaged Plan of Reorganization (including all exhibits thereto and, as modified by the Confirmation order, the "Plan") that was previously filed with the Bankruptcy Court on June 30, 2019. On August 30, 2019 (the "Effective Date"), the conditions to the effectiveness of the Plan were satisfied and the Company emerged from Chapter 11 after completing a series of transactions through which the Company and its former parent, Ascent Capital, merged (the "Merger") in accordance with the terms of the Agreement and Plan of Merger, dated as of May 24, 2019 (the "Merger Agreement"). Monitronics was the surviving corporation and, immediately following the Merger, was redomiciled in Delaware in accordance with the terms of the Merger Agreement.

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

* * * * *

Narrative Description of Business

Monitronics International, Inc., a Delaware corporation, does business as Brinks Home Security and provides residential customers and commercial client accounts with monitored home and business security systems, as well as interactive and home automation services, in the United States, Canada and Puerto Rico. Our principal executive office is located at 1990 Wittington Place, Farmers Branch, Texas, telephone number (972) 243-7443.

Brinks Home Security

We are one of the largest security alarm monitoring companies in North America, with customers under contract in all 50 states, the District of Columbia, Puerto Rico and Canada. We offer:

•	monitoring services for alarm signals arising from burglaries, fires, medical alerts and other events through security systems at our customers' premises;

•
a comprehensive platform of home automation services, including, among other things, remote activation and control of security systems, support for video monitoring, flood sensors, automated garage door and door lock capabilities and thermostat integration;

•	hands-free two-way interactive voice communication between our monitoring center and our customers; and

•	customer service and technical support related to home monitoring systems and home automation services.

Our business model consists of two principal sales channels consisting of customers sourced through our Dealer Channel and our Direct to Consumer Channel, the latter of which sources customers through direct-to-consumer advertising primarily through internet, print and partnership program marketing activities.

Our Dealer Channel, which we consider exclusive based on our right of first refusal with respect to any accounts generated by such dealers, is our largest source of customers, representing 77% of gross additional customers during the year ended December 31, 2019, when excluding negotiated account acquisitions in the period. Outsourcing a portion of the low margin, high fixed-cost elements of our business to a large network of dealers allows flexibility in managing our cost structure.

Our Direct to Consumer Channel is an important element of our channel diversity strategy. Our Direct to Consumer Channel accounted for 23% of our gross additional customers during the year ended December 31, 2019, when excluding bulk account purchases in the period. Our Direct to Consumer Channel provides customers with both a DIY installation option and a professional installation option. Our DIY offering provides an asset-light, geographically-unconstrained product. In contrast to our Dealer Channel with local market presence, our Direct to Consumer Channel generates accounts through leads from direct response marketing. The Direct to Consumer Channel, including DIY, is expected to lower creation costs per account acquired as this sales channel matures.

We generate nearly all of our revenue from fees charged to customers (or "subscribers") under alarm monitoring agreements ("AMAs"), which include access to interactive and automation features at a higher fee. Additional revenue is also generated as our customers bundle other interactive services with their traditional monitoring services. During the year ended December 31, 2019, 95% of new customers purchased at least one of our interactive services alongside traditional security monitoring services. As of December 31, 2019, we had 847,758 subscribers generating $38,300,000 of Recurring Monthly Revenue ("RMR").

We generate incremental revenue through product and installation sales or by providing additional services, such as maintenance and wholesale contract monitoring. Contract monitoring includes fees charged to other security alarm companies for monitoring their accounts on a wholesale basis. As of December 31, 2019, we provided wholesale monitoring services for approximately 52,000 accounts. The incremental revenue streams do not represent a significant portion of our overall revenue.

Sales and Marketing

Management markets the Brinks Home Security brand directly to consumers through internet, television, radio and print national advertising campaigns and partnerships with other subscription or member-based organizations and businesses. This, coupled with our authorized dealer nationwide network, is an effective way for us to market alarm systems. Locally-based dealers are often an integral part of the communities they serve and understand the local market and how best to satisfy local needs. By combining the dealer's local presence and reputation with the nationally marketed Brinks Home Security brand, accompanied with our high quality service and support, we are able to satisfy our customer's needs in a timely and cost-effective manner.

Dealer Channel

Our Dealer Channel consists of approximately 200 independent dealers who are typically small businesses that sell and install alarm systems. These dealers generally do not retain the AMAs due to the scale and large upfront investment required to build and efficiently operate monitoring stations and the related infrastructure. These dealers typically sell the AMAs to third parties and outsource the monitoring function for any AMAs they retain. The initial contract term for contracts generated by the dealers are typically three years, with automatic renewals annually or on a month-to-month basis depending on state and local regulations. We have the ability to monitor signals from nearly all types of residential security systems.

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

We generally acquire each new AMA at a cost based on a multiple of the account's RMR. The dealer contracts generally provide that if an acquired AMA is terminated within the first 12 months, the dealer must replace the AMA or refund the AMA purchase price. To secure the dealer's obligation, we typically retain a percentage of the AMA purchase price.

Customer Integration and Marketing

Dealers in our Dealer Channel typically introduce customers to us when describing our central monitoring station. Following the acquisition of an AMA from a dealer, the customer is notified that we are responsible for all their monitoring and customer service needs. The customer's awareness and identification of our brand as the monitoring service provider is further supported by the distribution of branded materials by the dealer to the customer at the point of sale, as discussed in "Dealer Marketing Support" below.

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

Dealer Marketing Support

We offer our authorized dealers a marketing support program that is focused on developing professionally designed sales and marketing materials that will help dealers market alarm systems and monitoring services with maximum effectiveness. All materials provided to our authorized dealers focus on the Brinks Home Security brand and our role as the single source of support for the customer. Materials offered to authorized dealers include:

•	sales brochures and flyers;

•	yard signs;

•	window decals;

•	customer forms and agreements;

•	sales presentation binders;

•	door hangers;

•	vehicle graphics;

•	trade show booths; and

•	clothing bearing the Brinks Home Security brand name.

These materials are made available to dealers at prices that our management believes would not be available to dealers on an individual basis.

Sales materials used by authorized dealers promote both the Brinks Home Security brand and the dealer's status as a Brinks Home Security authorized dealer. Dealers often sell and install alarm systems which display the Brinks Home Security logo and telephone number, which further strengthens consumer recognition of their status as Brinks Home Security authorized dealers. Management believes that the dealers' use of our brand to promote their affiliation with one of the nation's largest alarm monitoring companies boosts the dealers' credibility and reputation in their local markets and also assists in supporting their sales success.

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

Direct to Consumer Channel

Through the Direct to Consumer Channel, we offer professionally installed or DIY home security and automation solutions coupled with alarm monitoring security services. The Direct to Consumer Channel obtains subscribers through e-commerce online sales and through a trained inside sales phone operation. We sell the equipment and installation services, if applicable, up-front to new customers with a low monthly rate for monitoring services. In addition, we offer third party financing to qualifying customers for the up-front equipment and installation charges. Contract terms for AMAs originated through the Direct to Consumer Channel can vary depending on packages selected, with the current standard offering being a three year contract.

When a customer initiates and completes the sales process to obtain alarm monitoring services, including signing an AMA, we pre-configure the alarm monitoring system based on the customer's specifications, then package and ship the equipment directly to the customer. The customer has the option to self-install the equipment or have a professional installation. The customer activates the monitoring service with our central station over the phone.

Customer Operations

Once a customer has contracted for services, we provide 24-hour monitoring services through our alarm monitoring center as well as billing and 24-hour technical support through our customer care center, located in Farmers Branch, Texas. Our alarm monitoring center has received the Monitoring Association's prestigious Five Diamond certification. Five Diamond certification is achieved by having all alarm monitoring operators complete special industry training and pass an exam.

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

We seek to increase subscriber satisfaction and retention by carefully managing customer and technical service. The customer care center handles all general inquiries from all subscribers, including those related to subscriber information changes, basic alarm troubleshooting, alarm verification, technical service requests and requests to enhance existing services. We have a proprietary centralized information system that enables us to satisfy a substantial amount of subscriber technical inquiries over the telephone, without dispatching a service technician. If the customer requires field service, we rely on our nationwide network of independent service dealers and over 90 employee field service technicians to provide such service. We closely monitor service dealer performance with customer satisfaction forms, follow-up quality assurance calls and other performance metrics. In 2019, we dispatched approximately 255 independent service dealers around the country to handle our field service.

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

Approximately 93% of our subscribers are residential homeowners and the remainder are small commercial accounts. We believe that by focusing on residential homeowners, rather than renters, we can reduce attrition, because homeowners relocate less frequently than renters.

Intellectual Property

Pursuant to the terms of the Brink's License Agreement, Monitronics has exclusive use of the Brinks and Brinks Home Security trademarks related to the residential smart home and home security categories in the U.S. and Canada. The Brink's License Agreement provides for an initial term of seven years and, subject to certain conditions, allows for subsequent renewal periods whereby Monitronics can extend the agreement beyond 20 years. We also own certain proprietary software applications that are used to provide services to our dealers and subscribers, including various trademarks and patents, which causes a predetermined group of recipients to receive a text message automatically once an alarm is triggered. Other than as mentioned above, we do not hold any patents or other intellectual property rights on our proprietary software applications.

Strategy

Our goal is to maximize return on invested capital, which we believe may be achieved by pursuing the following strategies:

Capitalize on Limited Market Penetration

We seek to capitalize on what we view as the current limited market penetration in security services and grow our existing customer base through the following initiatives:

•	continue to develop our dealer position in the market to drive acquisitions of high-quality AMAs;

•	leverage our Direct to Consumer Channel to competitively secure new customers;

•	increase home integration, automation and ancillary product offerings; and

•	continue to monitor potential bulk account purchases and accretive merger and acquisition opportunities.

Proactively Manage Customer Attrition

Customer attrition has historically been reasonably predictable and we regularly identify and monitor the principal drivers thereof, including our customers' credit scores and contract expiration dates, which we believe are the strongest predictors of retention. We seek to maximize customer retention by consistently offering high quality automated home monitoring services and increasing the average life of acquired AMAs through the following initiatives:

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

Maximize Economics of Business Model

We seek to optimize the rate of return on investment by scaling our operational costs against our recurring revenue streams and managing subscriber acquisition costs, or the costs of acquiring an account ("Subscriber Acquisition Costs"). Subscriber Acquisition Costs, whether capitalized or expensed, include the direct costs related to the Direct to Consumer Channel, the acquisition costs to acquire AMAs from the Dealer Channel and certain sales and marketing costs. We consistently offer what we view as competitive rates for account acquisition. We believe our cash flows may also benefit from our continued efforts to decrease our cost to serve by investing in customer service automation and targeting cost saving initiatives.  For a discussion of Adjusted EBITDA, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

Seasonality

Our business experiences a certain level of seasonality. Because more household moves take place during the second and third calendar quarters of each year, our disconnect rate and new customer additions may be higher in those quarters than in the first and fourth calendar quarters. In addition, we may see increased servicing costs related to higher alarm signals and customer service requests as a result of customer power outages and other issues due to weather-related incidents.

Industry; Competition

The security alarm industry is highly competitive and fragmented. Our competitors include other major security alarm companies with nationwide coverage, numerous smaller providers with regional or local coverage and certain large multi-service organizations that operate in multiple industries, including the technology, telecommunications and cable businesses. Our significant competitors for obtaining subscriber AMAs include:

•	ADT, Inc. ("ADT");

•	Vivint Smart Home, Inc.;

•	Guardian Protection Services, Inc.;

•	Vector Security, Inc.;

•	Comcast Corporation;

•	SimpliSafe, Inc.; and

•	Ring LLC.

Competition in the security alarm industry is based primarily on reputation for quality of service, market visibility, services offered, brand recognition, price and the ability to identify and obtain customer accounts. Competition for customers has also increased in recent years with the emergence of DIY home security providers and other technology companies expanding into the security alarm industry. We believe we compete effectively with our competitors due to our reputation for reliable monitoring, customer and technical services, the quality of our services and our relatively lower cost structure. We believe the dynamics of the security alarm industry favor larger alarm monitoring companies, such as Brinks Home Security, with a nationwide focus that have greater resources and benefit from economies of scale in technology, advertising and other expenditures.

Some of these security alarm companies have also adopted, in whole or in part, a dealer program similar to ours. In these instances, we must also compete with these programs in recruiting dealers. We believe we compete effectively with other dealer programs due to the quality of our dealer support services and our competitive acquisition terms. Our significant competitors for recruiting dealers include:

•	ADT;

•	Guardian Protection Services, Inc.; and

•	Vector Security, Inc.

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

Although local governments routinely respond to panic and smoke/fire alarms, there are an increasing number of local governmental authorities that have adopted or are considering various measures aimed at reducing the number of false burglar alarms. Such measures include:

•	subjecting alarm monitoring companies to fines or penalties for false alarms;

•	imposing fines on alarm subscribers for false alarms;

•	imposing limitations on the number of times the police will respond to false alarms at a particular location;

•	requiring additional verification of intrusion alarms by calling two different phone numbers prior to dispatch ("Enhanced Call Verification"); and

•	requiring visual verification of an actual emergency at the premises before the police will respond to an alarm signal.

Enhanced Call Verification has been implemented as standard policy by us.

Security alarm systems monitored by us utilize telephone lines, internet connections, cellular networks and radio frequencies to transmit alarm signals. The cost of telephone lines and the type of equipment that may be used in telephone line transmissions, are currently regulated by both federal and state governments. The operation and utilization of cellular and radio frequencies are regulated by the Federal Communications Commission and state public utility commissions.

For additional information on the regulatory framework in which we operate, please see "ITEM 1A. RISK FACTORS — Factors Relating to Regulatory Matters."

Employees

As of December 31, 2019, we had over 1,085 full-time employees and over 15 part-time employees, all of which are located in the U.S.

Available Information

Our website address is http://www.brinkshome.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are available on our website, without charge, as soon as reasonably practicable after they are filed electronically with the SEC. The SEC also maintains a website that contains reports, proxy and information statements and other information statements and other information regarding issuers who file electronically with the SEC. The SEC’s website address is www.sec.gov.

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

A significant element of our business strategy is the generation of new customer accounts through our Dealer Channel, which accounts for a substantial portion of our new customer accounts. Our future operating results will depend in large part on our ability to manage our generation strategies effectively. Although we currently generate accounts through hundreds of authorized dealers, a significant portion of our accounts originate from a smaller number of dealers. We experience a loss of dealers from our dealer network due to various factors, such as dealers becoming inactive or discontinuing their alarm monitoring business and competition from other alarm monitoring companies. If we experience a loss of dealers representing a significant portion of our account generation engine or if we are unable to replace or recruit dealers in accordance with our business plans, our business, financial condition and results of operations could be materially and adversely affected.

In recent years, our acquisition of new customer accounts through our Dealer Channel has been negatively impacted due to the attrition of large dealers, efforts to acquire new accounts from dealers at lower purchase prices, consumer buying behaviors, including trends of buying security products through online sources and increased competition from technology, telecommunications and cable companies in the market. We are increasingly reliant on our Direct to Consumer Channel and strategic relationships with third parties to counter-balance this declining account generation through our Dealer Channel. If we are unable to generate sufficient accounts through our Direct to Consumer Channel and strategic relationships to replace declining new accounts through dealers, our business, financial condition and results of operations could be materially and adversely affected.

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

We have an arrangement with a third-party financing company to provide financing to customers who wish to finance their equipment purchases from us. This financing arrangement could increase the credit risks associated with our subscribers and any efforts to mitigate risk may not be sufficient to prevent our results of operations from being materially adversely affected.

We are subject to credit risk and other risks associated with our dealers.

Under the standard alarm monitoring contract acquisition agreements that we enter into with our dealers, if a subscriber terminates the subscriber's service with us during the first twelve months after the AMA has been acquired, the dealer is typically required to elect between substituting another AMA for the terminating AMA or compensating us in an amount based on the original acquisition cost of the terminating AMA. We are subject to the risk that dealers will breach their obligation to provide a comparable substitute AMA for a terminating AMA. Although we withhold specified amounts from the acquisition cost paid to dealers for AMAs ("holdback"), which may be used to satisfy or offset these and other applicable dealer obligations under the alarm monitoring contract acquisition agreements, there can be no guarantee that these amounts will be sufficient to satisfy or offset the full extent of the default by a dealer of its obligations under its agreement. If the holdback does prove insufficient to cover dealer obligations, we are also subject to the credit risk that the dealers may not have sufficient funds to compensate us or that any such dealer will otherwise breach its obligation to compensate us for a terminating AMA. To the extent defaults by dealers of the obligations under their agreements are greater than anticipated, our financial condition and results of operations could be materially and adversely affected. In addition, a significant portion of our accounts originate from a small number of dealers. If any of these dealers discontinue their alarm monitoring business or cease operations altogether as a result of business conditions or due to increasingly burdensome regulatory compliance, the dealer may breach its obligations under the applicable alarm monitoring contract acquisition agreement and, to the extent such dealer has originated a significant portion of our accounts, our financial condition and results of operations could be materially and adversely affected to a greater degree than if the dealer had originated a smaller number of accounts.

An inability to provide the contracted monitoring service could adversely affect our business.

A disruption to the main monitoring facility, the back-up monitoring facility and/or third-party monitoring facility could affect our ability to provide alarm monitoring services to our subscribers. Our main monitoring facility holds Underwriter Laboratories listings as a protective signaling services station and maintains certain standards of building integrity, redundant computer and communications facilities and backup power, among other safeguards. However, no assurance can be given that our main monitoring facility will not be disrupted by a technical failure, including communication or hardware failures, catastrophic event or natural disaster, fire, weather, malicious acts or terrorism. Furthermore, no assurance can be given that our back-up or third-party monitoring center will not be disrupted by the same or a simultaneous event or that it will be able to perform effectively in the event its main monitoring center is disrupted. Any such disruption, particularly one of a prolonged duration, could have a material adverse effect on our business.

A significant number of our customers with alarm monitoring systems that use 2G, 3G or CDMA telecommunications technologies which are being discontinued by telecommunications providers. The costs to upgrade such customers could materially and adversely affect our business, financial condition, results of operations and cash flows.

Certain cellular carriers recently announced their plans to retire their 3G and CDMA networks between February and December of 2022.  Additionally other certain cellular carriers of 2G cellular networks announced in late 2019 that the 2G cellular networks will be sunsetting as of December 31, 2020. As of December 31, 2019, we have approximately 415,000 subscribers with 3G or CDMA equipment and 24,000 subscribers with 2G cellular equipment which may have to be upgraded as a result of these retirements. While we are in the early phase of offering equipment upgrades to our 3G and 2G population, we currently estimate that we will incur costs of approximately $70,000,000 to $90,000,000 between 2020 and the second half 2022 to complete the required upgrades of these networks. Total costs for the conversion of such customers are subject to numerous variables, including our ability to work with our partners and subscribers on cost sharing initiatives, and the costs that we actually incur could be materially higher than our current estimates. If we are unable to adapt timely to changing technologies, market conditions, customer preferences, or convert a substantial portion of our current 2G, 3G and CDMA subscribers before the retirement of these networks, our business, financial condition, results of operations and cash flows could be materially and adversely affected.  See also "Shifts in customer choice of, or telecommunications providers' support for, telecommunications services and equipment could adversely impact our business and require significant capital expenditures" below.

Shifts in customer choice of, or telecommunications providers' support for, telecommunications services and equipment could adversely impact our business and require significant capital expenditures.

Substantially all of our subscriber alarm systems use either cellular service or traditional land-line to communicate alarm signals from the subscribers’ locations to our monitoring facilities. The number of land-line customers has continued to decline as fewer new customers utilize land-lines and consumers give up their land-line and exclusively use cellular and IP communication technology in their homes and businesses. In addition, some telecommunications providers may discontinue land-line services in the future and cellular carriers may choose to discontinue certain cellular networks. As land-line and cellular network service is discontinued or disconnected, subscribers with alarm systems that communicate over these networks may need to have certain equipment in their security system replaced to maintain their monitoring service. The process of changing out this equipment will require us to subsidize the replacement of subscribers' outdated equipment and is likely to cause an increase in subscriber attrition. In the future, we may not be able to successfully implement new technologies or adapt existing technologies to changing market demands in the future. If we are unable to adapt timely to changing technologies, market conditions or customer preferences, our business, financial condition, results of operations and cash flows could be materially and adversely affected. See also "A significant number of our customers with alarm monitoring systems use 2G, 3G or CDMA telecommunications technologies which are being discontinued by telecommunications providers. The costs to upgrade such customers could materially and adversely affect our business, financial condition, results of operations and cash flows" above.

Our reputation as a service provider of high-quality security offerings may be adversely affected by product defects or shortfalls in customer service.

Our business depends on our reputation and ability to maintain good relationships with our subscribers, dealers and local regulators, among others. Our reputation may be harmed either through product defects, such as the failure of one or more of our subscribers' alarm systems, or shortfalls in customer service. Subscribers generally judge our performance through their interactions with the staff at the monitoring and customer care centers, dealers and technicians who perform on-site maintenance services. Any failure to meet subscribers' expectations in such customer service areas could cause an increase in attrition rates or make it difficult to recruit new subscribers. Any harm to our reputation or subscriber relationships caused by the actions of our staff at the monitoring and customer care centers, dealers, personnel or third-party service providers or any other factors could have a material adverse effect on our business, financial condition and results of operations.

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

A significant actual or perceived (whether or not valid) theft, loss, fraudulent use or misuse of customer, employee, or other personally identifiable data, whether by us, our partners and vendors, or other third parties, or as a result of employee error or malfeasance or otherwise, non-compliance with applicable industry standards or our contractual or other legal obligations regarding such data, or a violation of our privacy and information security policies with respect to such data, could result in costs, fines, litigation, or regulatory actions against us. Such an event could additionally result in unfavorable publicity and therefore materially and adversely affect the market's perception of the security and reliability of our services and our credibility and reputation with our customers, which may lead to customer dissatisfaction and could result in lost sales and increased customer revenue attrition.

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

Further, the availability of any new features developed for use in our industry (whether developed by us or otherwise) can have a significant impact on a subscriber's initial decision to choose our or our competitors' products and a subscriber's decision to renew with us or switch to one of our competitors. To the extent our competitors have greater capital and other resources to dedicate to responding to technological innovation over time, the products and services offered by us may become less attractive to current or future subscribers thereby reducing demand for such products and services and increasing attrition over time. Those competitors that benefit from more capital being available to them may be at a particular advantage to us in this respect. If we are unable to adapt in response to changing technologies, market conditions or customer requirements in a timely manner, such inability could adversely affect our business by increasing our rate of subscriber attrition. We also face potential competition from improvements in self-monitoring systems, which enable current or future subscribers to monitor their home environments without third-party involvement, which could further increase attrition rates over time and hinder the acquisition of new AMAs.

The high level of competition in our industry could adversely affect our business.

The security alarm monitoring industry is highly competitive and fragmented. As of December 31, 2019, we were one of the largest alarm monitoring companies in the U.S. when measured by the total number of subscribers under contract. We face competition from other alarm monitoring companies, including companies that have more capital and that may offer higher prices and more favorable terms to dealers for AMAs or charge lower prices to customers for monitoring services. We also face competition from a significant number of small regional competitors that concentrate their capital and other resources in targeting local markets and forming new marketing channels that may displace the existing alarm system dealer channels for acquiring AMAs. Further, we are facing increasing competition from telecommunications, cable and technology companies who are expanding into alarm monitoring services and bundling their existing offerings with monitored security services. The existing access to and relationship with subscribers that these companies have could give them a substantial advantage over us, especially if they are able to offer subscribers a lower price by bundling these services. Any of these forms of competition could reduce the acquisition opportunities available to us, thus slowing our rate of growth, or requiring us to increase the price paid for subscriber accounts, thus reducing our return on investment and negatively impacting our revenues and results of operations.

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

The success of the Company has been largely dependent upon the active participation of our officers and employees. The loss of the services of key members of our management for any reason may have a material adverse effect on our operations and the ability to maintain and grow our business. We depend on the managerial skills and expertise of our management and employees to provide customer service by, among other things, monitoring and responding to alarm signals, coordinating equipment repairs, administering billing and collections under the AMAs and administering and providing dealer services under the contract acquisition agreements. There is no assurance that we will be able to retain our current management and other experienced employees or replace them satisfactorily to the extent they leave our employ. The loss of our experienced employees' services and expertise could materially and adversely affect our business. Our business may also be negatively impacted if one of our senior executives or key employees is hired by a competitor or decides to resign. Our success also depends on our ability to continue to attract, manage and retain other qualified management personnel as we grow. We may not be able to continue to attract or retain such personnel in the future.

On February 26, 2020, Jeffery Gardner stepped down from his position as President and Chief Executive Officer of Brinks Home Security and from Brinks Home Security’s Board of Directors. William Niles, Brinks Home Security’s Chief Transformation Officer and General Counsel was named as interim Chief Executive Officer while we conduct a search for a Chief Executive Officer. The loss of the services of Mr. Gardner or other of our senior executives or key employees could damage our reputation, make it more difficult to retain and attract new employees and clients and have a material adverse effect on our results of operations.

The alarm monitoring business is subject to macroeconomic factors that may negatively impact our results of operations, including prolonged downturns in the economy.

The alarm monitoring business is dependent in part on national, regional and local economic conditions. In particular, where disposable income available for discretionary spending is reduced (such as by higher housing, energy, interest or other costs or where the actual or perceived wealth of customers has decreased because of circumstances such as lower residential real estate values, increased foreclosure rates, inflation, increased tax rates or other economic disruptions), the alarm monitoring business could experience increased attrition rates and reduced consumer demand. In periods of economic downturn, no assurance can be given that we will be able to continue acquiring quality AMAs or that we will not experience higher attrition rates. In addition, any deterioration in new construction and sales of existing single-family homes could reduce opportunities to grow our subscriber accounts from the sales of new security systems and services and the take-over of existing security systems that had previously been monitored by our competitors. If there are prolonged durations of general economic downturn, our results of operations and subscriber account growth could be materially and adversely affected.

Business or economic disruptions or global health concerns may materially and adversely affect our business, financial condition, future results and cash flow.
Periods of market volatility may continue to occur in response to pandemics or other events outside of our control. These types of events could adversely affect our financial condition, future results and cash flow. In December 2019, an outbreak of a novel strain of COVID-19 originated in Wuhan, China and has now been detected globally on a widespread basis, including in the United States. The COVID-19 pandemic has resulted in the temporary closure of many corporate offices, retail stores, and manufacturing facilities and factories globally, as well as border closings, quarantines, cancellations, disruptions to supply chains and customer activity, and general concern and uncertainty. As the potential impact on global markets from COVID-19 is difficult to predict, the extent to which COVID-19 may negatively affect our business or the duration of any potential business disruption is uncertain. Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a world-wide economic downturn or recession. Many manufacturers of goods throughout the world, including the United States, have seen a downturn in production due to the suspension of business and temporary closure of factories in an attempt to curb the spread of the illness. Such events have affected, and may in the future affect, the global and United States capital markets and our business, financial condition or results of operations. The extent to which COVID-19 may impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the virus. Additionally, the COVID-19 outbreak may exacerbate other pre-existing political, social and economic risks in certain countries and could result in social, economic, and labor instability in the countries in which we, our employees, consumers, customers, suppliers, dealers and other third parties with whom we engage operate.
Our operations are dependent on the efforts of the our employees as well as our dealers and suppliers.  In response to the COVID-19 outbreak, the Company has implemented several initiatives to address the safety of our employees, customers and dealers.  These initiatives include providing essential and non-essential employees with the capability to work from home, increased sanitation efforts in the workplace, increased PTO for employees, and use of our backup facility.  In addition, we have implemented safety procedures for field technicians to allow necessary maintenance that will enable us to continue to provide monitoring services to our customers.  We cannot guarantee that these measures will prevent the outbreak from materially and negatively impacting our operations.  Our operations are also dependent on our supply of inventory. We are not dependent on any one supplier and have put into place plans to ensure that our dealers are not impacted by any shortage in inventory. While we have implemented such plans for our dealers, we cannot guarantee that such plans will be successful or that our dealers will not be impacted by a shortage in inventory as a result of the COVID-19 outbreak. The ongoing COVID-19 outbreak may result in delays in the supply of our inventory, which may lead to cost increases. Our operations are also dependent on the efforts of the employees of our dealers, suppliers, and third party service providers. We cannot guarantee that these businesses in affected regions will be adequately staffed due to business closings, slowdowns or delays and restrictions and limitations placed on workers, including quarantines and other limitations on the ability to travel and return to work.  We cannot presently predict the scope and severity of any potential business shutdowns or disruptions, but if we or any of the third parties with whom we engage, including the suppliers of our inventory, suppliers of our dealers, the employees of the businesses with which we interact and other third parties with whom we conduct business, were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted.
Adverse economic conditions or natural disasters in states where our subscribers are more heavily concentrated may negatively impact our results of operations.

Even as economic conditions may improve in the United States as a whole, this improvement may not occur or further deterioration may occur in the regions where our subscribers are more heavily concentrated such as, Texas, California, Florida and Arizona which, in the aggregate, comprise approximately 41% of our subscribers as of December 31, 2019. Further, certain of these regions are more prone to natural disasters, such as hurricanes, floods or earthquakes. Although we have a geographically diverse subscriber base, adverse conditions in one or more states where our business is more heavily concentrated could have a significant adverse effect on our business, financial condition and results of operations.

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

We may pursue business opportunities that diverge from our current business model, including expanding our products or service offerings, investing in new and unproven technologies, adding or modifying the focus of our customer acquisition channels and forming new alliances with companies to market our services. We can offer no assurance that any such business opportunities will prove to be successful. Among other negative effects, our pursuit of such business opportunities could cause our cost of investment in new customers to grow at a faster rate than our recurring revenue. Additionally, any new alliances or customer acquisition channels could have higher cost structures than our current arrangements, which could reduce operating margins and require more working capital. In the event that working capital requirements exceed operating cash flow, we might be required to draw on our Credit Facilities (defined below) or pursue other external financing, which may not be readily available. Further, new alliances or customer acquisition channels may also result in the cannibalization of our products. Any of these factors could materially and adversely affect our business, financial condition, results of operations and cash flows.

Third-party claims with respect to our intellectual property, if decided against us, may result in competing uses of our intellectual property or require the adoption of new, non-infringing intellectual property.

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

We rely on various third-party telecommunications providers and signal processing centers to transmit and communicate signals to our monitoring facilities in a timely and consistent manner. These telecommunications providers and signal processing centers could fail to transmit or communicate these signals to the monitoring facility for many reasons, including due to disruptions from fire, natural disasters, weather, transmission interruption, malicious acts or terrorism. The failure of one or more of these telecommunications providers or signal processing centers to transmit and communicate signals to the monitoring facility in a timely manner could affect our ability to provide alarm monitoring, home automation and interactive services to our subscribers. We also rely on third-party technology companies to provide home automation and interactive services to our subscribers, including video surveillance services. These technology companies could fail to provide these services consistently, or at all, which could result in our inability to meet customer demand and damage our reputation. There can be no assurance that third-party telecommunications providers, signal processing centers and other technology companies will continue to transmit, communicate signals to the monitoring facilities or provide home automation and interactive services to subscribers without disruption. Any such disruption, particularly one of a prolonged duration, could have a material adverse effect on our business. See also "Shifts in customer choice of, or telecommunications providers' support for, telecommunications services and equipment will require significant capital expenditures and could adversely impact our business" above with respect to risks associated with changes in signal transmissions.

In the absence of regulation, certain providers of Internet access may block our services or charge our customers more for using our services, or government regulations relating to the Internet could change, which could materially adversely affect our revenue and growth.

Our interactive and home automation services are primarily accessed through the Internet and our security monitoring services are increasingly delivered using Internet technologies. Users who access our services through mobile devices, such as smart phones, laptops, and tablet computers must have a high-speed Internet connection, such as Wi-Fi, 3G, or 4G, to use such services. Currently, this access is provided by telecommunications companies and Internet access service providers that have significant and increasing market power in the broadband and Internet access marketplace. In the absence of government regulation, these providers could take measures that affect their customers' ability to use our products and services, such as degrading the quality of the data packets we transmit over their lines, giving our packets low priority, giving other packets higher priority than ours, blocking our packets entirely, or attempting to charge their customers more for using our products and services. To the extent that Internet service providers implement usage-based pricing, including meaningful bandwidth caps, or otherwise try to monetize access to their networks, we could incur greater operating expenses and customer acquisition and retention could be negatively impacted. Furthermore, to the extent network operators were to create tiers of Internet access service and either charge us for or prohibit our services from being available to our customers through these tiers, our business could be negatively impacted. Some of these providers also offer products and services that directly compete with our own offerings, which could potentially give them a competitive advantage.

In addition, the elimination of net neutrality rules and any changes to the rules could affect the market for broadband Internet access service in a way that impacts our business, for example, if Internet access providers provide better Internet access for their own alarm monitoring or interactive services that compete with our services or limit the bandwidth and speed for the transmission of data from our equipment, thereby depressing demand for our services or increasing the costs of services we provide.

We may be in the future subject to litigation with respect to the Merger, which could be time consuming and divert the resources and attention of our management.

The Company and the individual members of our board of directors may be named in lawsuits relating to the Merger Agreement and the Merger, which could, among other things, seek monetary damages. The defense of any such lawsuits may be expensive and may divert management's attention and resources, which could adversely affect our business results of operations and financial condition.

Our certificate of incorporation has designated the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders' ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or agents.

Our certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will, to the fullest extent permitted by applicable law, be the sole and exclusive forum for any stockholder of Monitronics (including beneficial owners) to bring (i) any derivative action or proceeding brought on behalf of Monitronics, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of Monitronics' directors, officers, or other employees to Monitronics or its stockholders, (iii) any action asserting a claim against Monitronics, or its directors, officers or other employees arising pursuant to any provision of the General Corporation Law of the State of Delaware, Monitronics' certificate of incorporation or Monitronics' bylaws, or (iv) any action asserting a claim against Monitronics or any of its directors or officers or other employees that is governed by the internal affairs doctrine, except as to each of (i) through (iv) above, subject to such Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein. Any person or entity purchasing or otherwise holding any interest in shares of our capital stock will be deemed to have notice of, and consented to, the provisions of our certificate of incorporation described in the preceding sentence. This choice of forum provision may limit a stockholder's ability to bring a claim in a judicial forum that it finds favorable for disputes with our directors, officers, employees or agents, which may discourage such lawsuits against us and such persons. Alternatively, if a court were to find these provisions of our certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect its business, financial condition or results of operations.

Our certificate of incorporation provides that the exclusive forum provision will be applicable to the fullest extent permitted by applicable law. Section 27 of the Securities Exchange Act of 1934, as amended (the "Exchange Act") creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Accordingly, our certificate of incorporation provides that the exclusive forum provision will not apply to suits brought to enforce any liability or duty created by the Exchange Act, Securities Act of 1933, as amended (the "Securities Act"), or any other claim for which the federal courts have exclusive jurisdiction.

We have identified a material weakness in our internal control over financial reporting.

As further described in Item 9A of this report, in the course of completing our assessment of internal control over financial reporting as of December 31, 2019, management identified a material weakness in the Company's internal control over financial reporting related to the failure to adequately respond to changes in our business that significantly impacted risks and our system of internal control. Specifically, the Company did not completely identify and evaluate risks of misstatement associated with the accounting and reporting of significant non-routine transactions, including certain aspects of the application of fresh start accounting in accordance with Accounting Standards Codification 852, Reorganizations, and as a result failed to make the necessary modifications to the system of internal control to respond to these risks. As a result, management has concluded that, because of this material weakness, our internal control over financial reporting and our disclosure controls and procedures were not effective as of December 31, 2019.

Management is taking steps to remediate this material weakness, including revamping our risk assessment process to better respond to accounting and process risks created by future changes in the business and other non-routine transactions, increasing the depth and experience within our accounting and finance organization and designing and implementing improved processes and internal controls. However, we are unable to currently estimate how long full remediation will take, and our efforts to remediate this material weakness may not be effective or prevent any future material weakness or significant deficiency in our internal control over financial reporting. If we fail to complete the remediation of this material weakness, or after having remediated such material weakness, thereafter fail to maintain the effectiveness of our internal control over financial reporting or our disclosure controls and procedures, we could be subjected to regulatory scrutiny, civil or criminal penalties or shareholder litigation, the defense of any of which could cause the diversion of management’s attention and resources, we could incur significant legal and other expenses, and we could be required to pay damages to settle such actions if any such actions were not resolved in our favor. Continued or future failure to maintain effective internal control over financial reporting could also result in financial statements that do not accurately reflect our financial condition or results of operations. There can be no assurance that we will not conclude in the future that this material weakness continues to exist or that we will not identify any significant deficiencies or other material weaknesses that will impair our ability to report our financial condition and results of operations accurately or on a timely basis.

Factors Relating to Our Indebtedness

We have a substantial amount of indebtedness and the costs of servicing that debt may materially affect our business.

We have a significant amount of indebtedness. Our indebtedness includes a takeback term loan facility (the "Successor Takeback Loan Facility) with an outstanding principal balance of $820,444,000 as of December 31, 2019, a term loan facility (the "Successor Term Loan Facility') with an outstanding principal balance of $150,000,000 as of December 31, 2019, and a revolving credit facility (the "Successor Revolving Credit Facility," and together with the Successor Takeback Loan Facility and Successor Term Loan Facility, the "Credit Facilities") with an outstanding balance of $16,000,000 as of December 31, 2019. That substantial indebtedness, combined with our other financial obligations and contractual commitments, could have important consequences to us. For example, it could:

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

The agreements that govern our various debt obligations impose restrictions on our business and the business of our subsidiaries and such restrictions could adversely affect our ability to undertake certain corporate actions.

The agreements that govern our indebtedness restrict our ability to, among other things:

•	incur additional indebtedness;

•	make certain dividends or distributions with respect to any of our capital stock or repurchase any of our capital stock;

•	make certain loans and investments;

•	create liens;

•	enter into transactions with affiliates;

•	restrict subsidiary distributions;

•	dissolve, merge or consolidate;

•	make capital expenditures in excess of certain annual limits;

•	transfer, sell or dispose of assets;

•	enter into or acquire certain types of AMAs;

•	make certain amendments to our organizational documents;

•	make changes in the nature of our business;

•	enter into certain burdensome agreements;

•	make accounting changes; and

•	use proceeds of loans to purchase or carry margin stock.

In addition, we are required to comply with certain financial covenants that require us to, among other things, maintain (i) a maximum senior secured debt to RMR ratio of 30.0:1.00, (ii) a maximum total debt to EBITDA ratio of 4.50:1.00 for each fiscal quarter ending on or prior to December 31, 2020, with a stepdown to 4.25:1.00 for the fiscal quarters ending on March 31, 2021, through December 31, 2021, and 4.00:1.00 beginning with the fiscal quarter ending on March 31, 2022, and for each fiscal quarter thereafter, and (iii) minimum liquidity of $25.0 million. If we fail to comply with any of the financial covenants, or if we or any of our subsidiaries fails to comply with the restrictions contained in the Credit Facilities, such failure could lead to an event of default and we may not be able to make additional drawdowns under the Successor Revolving Credit Facility, which would limit our ability to manage our working capital requirements, and could result in the acceleration of a substantial amount of our indebtedness.

We may be unable to obtain future financing or refinance our existing indebtedness on terms acceptable to us or at all, which may hinder our ability to grow our business or satisfy our obligations and could adversely affect our ability to continue as a going concern.

We intend to continue to pursue growth through the acquisition of subscriber accounts through our authorized dealer network, our strategic relationships and our Direct to Consumer Channel, among other means. To continue our growth strategy, we intend to make additional drawdowns under the Successor Revolving Credit Facility and may seek financing through new credit arrangements or the possible sale of new securities, any of which may lead to higher leverage or result in higher borrowing costs. In addition, any future downgrade in our credit rating could also result in higher borrowing costs. An inability to obtain funding through external financing sources on favorable terms or at all is likely to adversely affect our ability to continue or accelerate our subscriber account acquisition activities.

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

Uncertainty relating to the LIBOR calculation process and potential phasing out of LIBOR after 2021 may adversely affect the market value of our current or future debt obligations.

The London Inter-bank Offered Rate (“LIBOR”) and certain other interest “benchmarks” may be subject to regulatory guidance and/or reform that could cause interest rates under our current or future debt agreements to perform differently than in the past or cause other unanticipated consequences. The United Kingdom’s Financial Conduct Authority, which regulates LIBOR, has announced that it intends to stop encouraging or requiring banks to submit LIBOR rates after 2021, and it is unclear if LIBOR will cease to exist or if new methods of calculating LIBOR will evolve. If LIBOR ceases to exist or if the methods of calculating LIBOR change from their current form, interest rates on our debt obligations under our Credit Facilities may be adversely affected.

Factors Relating to Our Emergence from Chapter 11 Bankruptcy

We recently emerged from bankruptcy, which could adversely affect our business and relationships.

It is possible that our having filed for bankruptcy and our recent emergence from the Chapter 11 bankruptcy proceedings could adversely affect our business and relationships with customers, vendors, contractors, employees or suppliers. Due to uncertainties, many risks exist, including the following:

•	key suppliers could terminate their relationship or require financial assurances or enhanced performance;

•	the ability to renew existing contracts and compete for new business may be adversely affected;

•	the ability to attract, motivate and/or retain key executives and employees may be adversely affected;

•	employees may be distracted from performance of their duties or more easily attracted to other employment opportunities; and

•	competitors may take business away from us, and our ability to attract and retain customers may be negatively impacted.

The occurrence of one or more of these events could have a material and adverse effect on our operations, financial condition and reputation. We cannot assure you that having been subject to bankruptcy protection will not adversely affect our operations in the future.

Our actual financial results after emergence from bankruptcy may not be comparable to our historical financial information as a result of the implementation of the Plan and the transactions contemplated thereby and our adoption of fresh start accounting.

In connection with the disclosure statement we filed with the Bankruptcy Court (the "Disclosure Statement"), and the hearing to consider confirmation of the Plan, we prepared projected financial information to demonstrate to the Bankruptcy Court the feasibility of the Plan and our ability to continue operations upon our emergence from bankruptcy. Those projections were prepared solely for the purpose of the bankruptcy proceedings and have not been, and will not be, updated on an ongoing basis and should not be relied upon by investors. Although the financial projections disclosed in our Disclosure Statement represent our view based on then current known facts and assumptions about the future operations of the Company there is no guarantee that the financial projections will be realized. We may not be able to meet the projected financial results or achieve projected revenues and cash flows assumed in projecting future business prospects. To the extent we do not meet the projected financial results or achieve projected revenues and cash flows, we may lack sufficient liquidity to continue operating as planned and may be unable to service our debt obligations as they come due or may not be able to meet our operational needs. Any one of these failures may preclude us from, among other things, taking advantage of future opportunities and growing our businesses.

In addition, upon our emergence from bankruptcy, we adopted fresh start accounting, as a consequence of which we allocated the reorganization value to our individual assets based on their estimated fair values. Accordingly, our financial condition and results of operations from and after the fresh start date are not comparable to the financial condition or results of operations reflected in our historical financial statements. Further, as a result of the implementation of the Plan and the transactions contemplated thereby, our historical financial information may not be indicative of our future financial performance.

Upon our emergence from bankruptcy, the composition of our board of directors changed significantly.

Pursuant to the Plan, the composition of the board of directors changed significantly. Upon emergence, the board of directors is now made up of seven directors, of which six will not have previously served on the board of directors. The new directors have different backgrounds, experiences and perspectives from those individuals who previously served on the board of directors and, thus, may have different views on the issues that will determine the future of the Company. There is no guarantee that the new board will pursue, or will pursue in the same manner, our current strategic plans. As a result, the future strategy and plans of the Company may differ materially from those of the past.

Our ability to utilize our net operating loss carryforwards ("NOLs") may be limited as a result of our emergence from bankruptcy.

In general, Section 382 of the Internal Revenue Code ("the Code") of 1986, as amended, provides an annual limitation with respect to the ability of a corporation to utilize its tax attributes, as well as certain built-in-losses, against future taxable income in the event of a change in ownership. Our emergence from Chapter 11 bankruptcy proceedings resulted in a change in ownership for purposes of the Section 382 of the Code, which may limit our ability to utilize out NOLs to offset future taxable income.

Limitations imposed on our ability to use NOLs to offset future taxable income may cause U.S. federal income taxes to be paid earlier than otherwise would be paid if such limitations were not in effect and could cause such NOLs to expire unused, in each case reducing or eliminating the benefit of such NOLs. Similar rules and limitations may apply for state income tax purposes. Furthermore, any available NOLs would have value only to the extent there is income in the future against which such NOLs may be offset. We have recorded a full valuation allowance related to our NOLs due to the uncertainty of the ultimate realization of the future benefits of those assets.

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

Factors Relating to Our Common Stock

The market price of our common stock is volatile.

The trading price of our common stock and the price at which we may sell common stock in the future are subject to large fluctuations in response to any of the following:

•	consequences of our reorganization under Chapter 11 of the Bankruptcy Code, from which we emerged on August 30, 2019;

•	limited trading volume in our common stock;

•	variations in operating results;

•	our involvement in litigation;

•	general U.S. or worldwide financial market conditions;

•	announcements by us and our competitors;

•	our liquidity and access to capital;

•	our ability to raise additional funds;

•	lack of trading market;

•	changes in government regulations; and

•	other events.

There may be circumstances in which the interests of our significant stockholders could be in conflict with the interests of our other stockholders.

A large portion of our common stock is beneficially owned by a relatively small number of stockholders. Circumstances may arise in which these stockholders may have an interest in pursuing or preventing acquisitions, divestitures, hostile takeovers or other transactions, including the payment of dividends or the issuance of additional equity or debt, that, in their judgment, could enhance their investment in us or another company in which they invest. Such transactions might adversely affect us or other holders of our common stock. In addition, our significant concentration of share ownership may adversely affect the trading price of our common stock because investors may perceive disadvantages in owning shares in companies with significant stockholder concentrations.

We do not anticipate paying dividends on our common stock in the near future.

We do not currently anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain all future earnings to fund the development and growth of our business. Any future determination relating to our dividend policy will be at the discretion of our board of directors and will depend on our results of operations, financial condition, capital requirements and other factors deemed relevant by our board of directors. We are also restricted in our ability to pay dividends under our Credit Facilities.

Certain anti-takeover provisions may affect your rights as a stockholder.

Our certificate of incorporation, which became effective upon our emergence from bankruptcy, authorizes our board of directors to set the terms of and issue preferred stock, subject to certain restrictions. Our board of directors could use the preferred stock as a means to delay, defer or prevent a takeover attempt that a stockholder might consider to be in our best interest. In addition, our Credit Facilities contain terms that may restrict our ability to enter into change of control transactions, including requirements to repay borrowings under our Credit Facilities on a change in control. These provisions, along with specified provisions of the Delaware General Corporation Law and our certificate of incorporation and our bylaws, may discourage or impede transactions involving actual or potential changes in our control, including transactions that otherwise could involve payment of a premium over prevailing market prices to holders of our common stock.

We are not subject to compliance with rules requiring the adoption of certain corporate governance measures and as a result our stockholders have limited protections against interested director transactions, conflicts of interest and similar matters.

The Sarbanes-Oxley Act, as well as resulting rule changes enacted by the SEC, the New York Stock Exchange and the NASDAQ Stock Market, require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities which are listed on those exchanges. Because we are not listed on the NASDAQ Stock Market or the New York Stock Exchange, we are not presently required to comply with many of the corporate governance provisions. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest and similar matters.

We do not have a class of our securities registered under Section 12 of the Exchange Act. Until we do, we will not be required to provide certain reports to our stockholders.

We do not have a class of our securities registered under Section 12 of the Exchange Act. Until we do, we will not be required to provide certain reports to our stockholders. We are currently required to file periodic reports with the SEC by virtue of Section 15(d) of the Exchange Act. However, until we register a class of our securities under Section 12 of the Exchange Act, we are not subject to the SEC's proxy rules, and large holders of our capital stock will not be subject to beneficial ownership reporting requirements under Sections 13 or 16 of the Exchange Act and their related rules. As a result, our stockholders and potential investors may not have available to them as much or as robust information as they may have if and when we become subject to those requirements.

Sales of our common stock could cause the price of our common stock to decrease.

We may also sell shares of common stock in public offerings. The issuance of any securities for acquisitions, financing, upon conversion or exercise of convertible securities, or otherwise may result in a reduction of the book value and market price of our outstanding common stock. If we issue any such additional securities, the issuance will cause a reduction in the proportionate ownership and voting power of all current stockholders. We cannot predict the size of future issuances of our common stock or securities convertible into common stock or the effect, if any, that future issuances and sales of shares of our common stock will have on the market price of our common stock. Sales our common stock (including shares issued in connection with an acquisition), or the perception that sales could occur, may adversely affect prevailing market prices of our common stock.

There is a limited trading market for our securities and the market price of our securities is subject to volatility.

Upon our emergence from bankruptcy, our old common stock was cancelled and we issued new common stock. Our common stock is not listed on any national or regional securities exchange. The market price of our common stock could be subject to wide fluctuations in response to, and the level of trading that develops with our common stock may be affected by, numerous factors, many of which are beyond our control. These factors include, among other things, our new capital structure as a result of the transactions contemplated by the Plan, our limited trading history subsequent to our emergence from bankruptcy, our limited trading volume, the concentration of holdings of our common stock, the lack of comparable historical financial information due to our adoption of fresh start accounting, actual or anticipated variations in our operating results and cash flow, the nature and content of our earnings releases, announcements or events that impact our products, customers, competitors or markets, business conditions in our markets and the general state of the securities markets and the market stocks in our industry, as well as general economic and market conditions and other factors that may affect our future results, including those related to the novel coronavirus outbreak. No assurance can be given that an active market will develop for the common stock or as to the liquidity of the trading market for the common stock. The common stock may be traded only infrequently in transactions arranged through brokers or otherwise, and reliable market quotations may not be available. Holders of our common stock may experience difficulty in reselling, or an inability to sell, their shares. In addition, if an active trading market does not develop or is not maintained, significant sales of our common stock, or the expectation of these sales, could materially and adversely affect the market price of our common stock.

There is currently no active public trading market for our common stock. Therefore, you may be unable to liquidate your investment in our common stock.

Our common stock is quoted on the OTCQX Best Market of the OTC Markets Group Inc. under the symbol "SCTY". Although our common stock is quoted on the OTCQX, there is currently no active public trading market of our common stock and the market price of our common stock may be difficult to ascertain. As a result, investors in our securities may not be able to resell their shares at or above the purchase price paid by them or may not be able to resell them at all.

Factors Relating to Our Structure

Our identifiable intangible assets represent a significant portion of our total assets, and we may never realize the full value of our intangible assets.

As of December 31, 2019, we had subscriber accounts of $1,064,311,000, dealer network of $136,778,000 and goodwill of $81,943,000, which represents approximately 90% of our total assets. Subscriber accounts relate primarily to the cost of acquiring portfolios of monitoring service contracts from independent dealers. All direct and incremental costs, including bonus incentives related to account activation in the Direct to Consumer Channel, associated with the creation of subscriber accounts, are capitalized. The Company has processes and controls in place, including the review of key performance indicators, to assist management in identifying events or circumstances that indicate the subscriber accounts asset may not be recoverable. If an indicator that the asset may not be recoverable exists, management tests the subscriber accounts asset for impairment. For purposes of recognition and measurement of an impairment loss, we view subscriber accounts as a single pool because of the assets’ homogeneous characteristics, and the pool of subscriber accounts is the lowest level for which identifiable cash flows are largely independent of the cash flows of the other assets and liabilities. If such assets are considered to be impaired, the impairment loss to be recognized is measured as the amount by which the carrying value of the assets exceeds the estimated fair value, as determined using the income approach.

Dealer network is an intangible asset that relates to the dealer relationships that existed as of the application of fresh start accounting. The Company has processes and controls in place, including the review of key performance indicators, to assist management in identifying events or circumstances that indicate the dealer network asset may not be recoverable. If an indicator that the dealer network asset may not be recoverable exists, management tests the dealer network asset for impairment. If such assets are considered to be impaired, the impairment loss to be recognized is measured as the amount by which the carrying value of the assets exceeds the estimated fair value, as determined using the income approach.

Goodwill was recorded in connection with the application of fresh start accounting. The Company accounts for its goodwill pursuant to the provisions of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 350, Intangibles-Goodwill and Other ("FASB ASC Topic 350"). In accordance with FASB ASC Topic 350, goodwill is tested for impairment annually or when events or changes in circumstances occur that would, more likely than not, reduce the fair value of an asset below its carrying value, resulting in an impairment. Impairments may result from, among other things, deterioration in financial and operational performance, declines in stock price, increased attrition, adverse market conditions, adverse changes in applicable laws and/or regulations, deterioration of general macroeconomic conditions, fluctuations in foreign exchange rates, increased competitive markets in which we operate in, declining financial performance over a sustained period, changes in key personnel and/or strategy, and a variety of other factors.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

Brinks Home Security leases office space in Farmers Branch, Texas to house our executive offices, monitoring and certain call centers, sales and marketing and data retention functions.  Brinks Home Security also leases office space in Dallas, Texas that supports our monitoring operations and back up facility.

Additionally, Brinks Home Security leases office space in St. Marys, Kansas to house sales office functions and our fulfillment center and leases office space in Manhattan, Kansas to house sales office functions.

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

ITEM 4.  MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

In connection with the Restructuring Support Agreement, on August 30, 2019, all shares of Ascent Capital's Series A Common Stock, par value $0.01 per share (the "Ascent Capital Series A Common Stock") and all shares of Ascent Capital's Series B Common Stock, par value $0.01 per share (the "Ascent Capital Series B Common Stock" and, together with the Series A Common Stock, the "Ascent Capital Common Stock"), in each case, issued and outstanding immediately prior to the effective time of the Merger, were converted into the right to receive 1,309,757 shares of our common stock. Simultaneously with the conversion of the Ascent Capital Common Stock, we issued 21,190,243 additional shares of our common stock primarily to holders of certain classes of claims in the Chapter 11 Cases.

Our common stock is quoted on the OTCQX Best Market of the OTC Markets Group Inc. under the symbol "SCTY". Our common stock began quoting on the OTCQX on September 5, 2019. No established public trading market existed for our common stock prior to that date. Although our common stock is quoted on the OTCQX, there is currently no active public trading market in our common stock and trading has been limited and sporadic. Over-the-counter market quotations reflect interdealer prices, without retailer markup, markdown, or commission and may not necessarily represent actual transactions. The following table sets forth the high and low last reported sales prices per share of our common stock, as reported on the OTCQX, of which we are aware for the period indicated.

	High	Low
Common stock:
Third quarter (beginning September 5, 2019 and through September 30, 2019)	$9.50	$7.00
Fourth quarter	$10.00	$7.50

Holders

As of February 10, 2020, we had 152 holders of record of our common stock, based on information provided by our transfer agent. Such amounts do not include the number of stockholders whose shares are held of record by banks, brokers or other nominees, but include each such institution as one holder.

Dividends

We have not paid any cash dividends on our common stock and do not currently anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain all future earnings to fund the development and growth of our business. Any future determination relating to our dividend policy will be at the discretion of our board of directors and will depend on our results of operations, financial condition, capital requirements and other factors deemed relevant by our board. We are also restricted in our ability to pay dividends under our Credit Facilities.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Recent Sales of Unregistered Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

The balance sheet data as of December 31, 2019 for the Successor Company and December 31, 2018 for the Predecessor Company and the statements of operations data for the Successor Company period September 1, 2019 through December 31, 2019, the Predecessor Company period January 1, 2019 through August 31, 2019 and the Predecessor Company years ended December 31, 2018 and 2017, all of which are set forth below, are derived from the accompanying consolidated financial statements and notes included elsewhere in this Annual Report and should be read in conjunction with those financial statements and the notes thereto. The balance sheet data as of December 31, 2017, 2016 and 2015 for the Predecessor Company

and the statements of operations data for the years ended December 31, 2016 and 2015 for the Predecessor Company shown below were derived from previously issued financial statements.

	Successor Company	Predecessor Company
	December 31, 2019	December 31, 2018	December 31, 2017	December 31, 2016	December 31, 2015
Summary Balance Sheet Data (amounts in thousands):
Current assets	$52,279	$43,676	$26,615	$26,406	$26,147
Property and equipment, net of accumulated depreciation	$42,096	$36,539	$32,789	$28,270	$26,654
Subscriber accounts, net of accumulated amortization	$1,064,311	$1,195,463	$1,302,028	$1,386,760	$1,423,538
Total assets	$1,419,312	$1,305,768	$1,914,315	$2,033,717	$2,070,267
Current liabilities	$70,247	$1,884,207	$98,737	$87,171	$82,715
Long-term debt, excluding current portion	$978,219	$—	$1,707,297	$1,687,778	$1,739,147
Stockholders' equity (deficit)	$346,078	$(588,975)	$102,736	$214,945	$201,065

	Successor Company	Predecessor Company
	Period from September 1, 2019 through December 31, 2019	Period from January 1, 2019 through August 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015

Summary Statement of Operations Data (amounts in thousands):
Net revenue	$162,219	$342,286	$540,358	$553,455	$570,372	$563,356
Operating (loss) income	$(3,648)	$47,565	$(494,143)	$32,304	$67,649	$63,725
Net (loss) income	$(33,331)	$598,413	$(678,750)	$(111,295)	$(76,307)	$(72,448)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying consolidated financial statements and the notes thereto included elsewhere herein.

Overview

Monitronics International, Inc. and its subsidiaries (collectively, "Monitronics" or the "Company", doing business as Brinks Home SecurityTM) provide residential customers and commercial client accounts with monitored home and business security systems, as well as interactive and home automation services, in the United States, Canada and Puerto Rico.  Monitronics customers are obtained through our direct-to-consumer sales channel (the "Direct to Consumer Channel"), which offers both DIY and professional installation security solutions and our exclusive authorized dealer network (the "Dealer Channel"), which provides product and installation services, as well as support to customers.

As previously disclosed, on June 30, 2019 (the "Petition Date"), Monitronics and certain of its domestic subsidiaries (collectively, the "Debtors"), filed voluntary petitions for relief (collectively, the "Petitions" and, the cases commenced thereby, the "Chapter 11 Cases") under chapter 11 of title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of Texas (the "Bankruptcy Court"). The Debtors' Chapter 11 Cases were jointly administered under the caption In re Monitronics International, Inc., et al., Case No. 19-33650. On August 7, 2019, the Bankruptcy Court entered an order, Docket No. 199 (the "Confirmation Order"), confirming and approving the Debtors' Joint Partial Prepackaged Plan of Reorganization (including all exhibits thereto, and as modified by the Confirmation Order, the

"Plan") that was previously filed with the Bankruptcy Court on June 30, 2019. On August 30, 2019 (the "Effective Date"), the conditions to the effectiveness of the Plan were satisfied and the Company emerged from Chapter 11 after completing a series of transactions through which the Company and its former parent, Ascent Capital Group, Inc. ("Ascent Capital") merged (the "Merger") in accordance with the terms of the Agreement and Plan of Merger, dated as of May 24, 2019 (the "Merger Agreement"). Monitronics was the surviving corporation and, immediately following the Merger, was redomiciled in Delaware in accordance with the terms of the Merger Agreement.

Upon emergence from Chapter 11 on the Effective Date, the Company applied Accounting Standards Codification ("ASC") 852, Reorganizations ("ASC 852"), in preparing its consolidated financial statements (see Note 3, Emergence from Bankruptcy and Note 4, Fresh Start Accounting). The Company selected a convenience date of August 31, 2019 for purposes of applying fresh start accounting as the activity between the convenience date and the Effective Date did not result in a material difference in the financial results. As a result of the application of fresh start accounting and the effects of the implementation of the Plan, a new entity for financial reporting purposes was created. References to "Successor" or "Successor Company" relate to the balance sheet and results of operations of Monitronics on and subsequent to September 1, 2019. References to "Predecessor" or "Predecessor Company" refer to the balance sheet and results of operations of Monitronics prior to September 1, 2019. With the exception of interest and amortization expense, the Company's operating results and key operating performance measures on a consolidated basis were not materially impacted by the reorganization. As such, references to the "Company" could refer to either the Predecessor or Successor periods, as defined.

Strategic Initiatives

In recent years, we have implemented several initiatives related to account growth, creation costs, attrition and margin improvements to combat decreases in the generation of new subscriber accounts and negative trends in subscriber attrition.

Account Growth

We believe that generating account growth at a reasonable cost is essential to scaling our business and generating stakeholder value. We currently generate new accounts through both our Dealer Channel and Direct to Consumer Channel. Our ability to grow new accounts in the future will be impacted by our ability to adjust to changes in consumer buying behavior and increased competition from technology, telecommunications and cable companies.  We currently have several initiatives in place to drive profitable account growth, which include:

•	enhancing our brand recognition with consumers, which we believe is bolstered by the rebranding to Brinks Home Security,

•	differentiating and profitably growing our Direct to Consumer Channel under the Brinks Home Security brand,

•	recruiting and retaining high quality dealers into our Authorized Dealer Program,

•	assisting new and existing dealers with training and marketing initiatives to increase productivity, and

•	offering third-party equipment financing to consumers, which is expected to assist in driving account growth at lower creation costs.

Creation Cost Efficiency

We also consider the management of creation costs to be a key driver in improving our financial results. Generating accounts at lower creation costs per account would improve our profitability and cash flows.  The initiatives related to managing creation costs include:

•	improving performance in our Direct to Consumer Channel including generating higher quality leads at favorable cost, increasing sales close rates and enhancing our customer activation process,

•	negotiating lower subscriber account purchase price multiples in our Dealer Channel, and

•	expanding the use and availability of third-party financing, which will drive down net creation costs.

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

While there are uncertainties related to the successful implementation of the foregoing initiatives impacting our ability to achieve net profitability and positive cash flows in the near term, we believe they will position us to improve our operating performance, increase cash flows and create stakeholder value over the long-term.

Accounts Acquired

During the years ended December 31, 2019 and 2018, we acquired 81,386 and 112,920 subscriber accounts, respectively, through our Dealer Channel and Direct to Consumer Channel. The decrease in accounts acquired for the year ended December 31, 2019 is due to year over year decline in accounts generated in our Direct to Consumer Channel and fewer accounts acquired from negotiated account acquisitions. The decline in accounts acquired in our Direct to Consumer Channel was largely due to the reduction of product subsidies in an effort to improve the credit quality of customers acquired. There were no bulk buys during the year ended December 31, 2019, as compared to approximately 17,800 accounts acquired from negotiated account acquisitions during the year ended December 31, 2018.

RMR acquired during the years ended December 31, 2019 and 2018 was approximately $3,929,000 and $5,326,000, respectively.

Attrition

Account cancellations, otherwise referred to as subscriber attrition, has a direct impact on the number of subscribers that the Company services and on its financial results, including revenues, operating income and cash flow.  A portion of the subscriber base can be expected to cancel their service every year. Subscribers may choose not to renew or to terminate their contract for a variety of reasons, including relocation, cost, switching to a competitor's service, limited use by the subscriber or low perceived value.  The largest categories of cancelled accounts relate to subscriber relocation or those cancelled due to non-payment. The Company defines its attrition rate as the number of cancelled accounts in a given period divided by the weighted average number of subscribers for that period.  The Company considers an account cancelled if payment from the subscriber is deemed uncollectible or if the subscriber cancels for various reasons.  If a subscriber relocates but continues its service, it is not a cancellation.  If the subscriber relocates, discontinues its service and a new subscriber assumes the original subscriber's service and continues the revenue stream, it is also not a cancellation.  The Company adjusts the number of cancelled accounts by excluding those that are contractually guaranteed by its dealers.  The typical dealer contract provides that if a subscriber cancels in the first year of its contract, the dealer must either replace the cancelled account with a new one or refund to the Company the cost paid to acquire the contract. To help ensure the dealer's obligation to the Company, the Company typically maintains a dealer funded holdback reserve ranging from 5-8% of subscriber accounts in the guarantee period.  In some cases, the amount of the holdback liability is less than actual attrition experience.

The table below presents subscriber data for the years ended December 31, 2019 and 2018:

	Years Ended December 31,
	2019	2018
Beginning balance of accounts	921,750	975,996
Accounts acquired	81,386	112,920
Accounts cancelled	(150,494)	(162,579)
Cancelled accounts guaranteed by dealer and other adjustments (a)	(4,884)	(4,587)
Ending balance of accounts	847,758	921,750
Monthly weighted average accounts	884,337	950,705
Attrition rate - Unit	17.0%	17.1%
Attrition rate - RMR (b)	17.9%	14.9%

(a)	Includes cancelled accounts that are contractually guaranteed to be refunded from holdback.

(b)
The RMR of cancelled accounts follows the same definition as subscriber unit attrition as noted above. RMR attrition is defined as the RMR of cancelled accounts in a given period, adjusted for the impact of price increases or decreases in that period, divided by the weighted average of RMR for that period.

The unit attrition rate for the years ended December 31, 2019 and 2018 was 17.0% and 17.1%, respectively. The RMR attrition rate for the years ended December 31, 2019 and 2018 was 17.9% and 14.9%, respectively. The increase in the RMR attrition rate for the year ended December 31, 2019 was primarily attributable to a more aggressive price increase strategy in the prior year.

We analyze our attrition by classifying accounts into annual pools based on the year of acquisition.  We then track the number of cancelled accounts as a percentage of the initial number of accounts acquired for each pool for each year subsequent to its acquisition.  Based on the average cancellation rate across the pools, the Company's attrition rate is generally very low within the initial 12 month period after considering the accounts which were replaced or refunded by the dealers at no additional cost to the Company. Over the next few years of the subscriber account life, the number of subscribers that cancel as a percentage of the initial number of subscribers in that pool gradually increases and historically has peaked following the end of the initial contract term, which is typically three to five years.  Subsequent to the peak following the end of the initial contract term, the number of subscribers that cancel as a percentage of the initial number of subscribers in that pool normalizes. Accounts generated through the Direct to Consumer Channel have homogeneous characteristics as accounts generated through the Dealer Channel and follow the same attrition curves. However, accounts generated through the Direct to Consumer Channel have attrition of approximately 10% in the initial 12 month period following account acquisition which is higher than accounts generated in the Dealer Channel due to the dealer guarantee period.

Adjusted EBITDA

We evaluate the performance of our operations based on financial measures such as revenue and "Adjusted EBITDA." Adjusted EBITDA is a non-GAAP financial measure and is defined as net income (loss) before interest expense, interest income, income taxes, depreciation, amortization (including the amortization of subscriber accounts, dealer network and other intangible assets), restructuring charges, stock-based compensation, and other non-cash or non-recurring charges. We believe that Adjusted EBITDA is an important indicator of the operational strength and performance of our business. In addition, this measure is used by management to evaluate operating results and perform analytical comparisons and identify strategies to improve performance. Adjusted EBITDA is also a measure that is customarily used by financial analysts to evaluate the financial performance of companies in the security alarm monitoring industry and is one of the financial measures, subject to certain adjustments, by which our covenants are calculated under the agreements governing our debt obligations. Adjusted EBITDA does not represent cash flow from operations as defined by generally accepted accounting principles in the United States ("GAAP"), should not be construed as an alternative to net income or loss and is indicative neither of our results of operations nor of cash flows available to fund all of our cash needs. It is, however, a measurement that we believe is useful to investors in analyzing our operating performance. Accordingly, Adjusted EBITDA should be considered in addition to, but not as a substitute for, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. As companies often define non-GAAP financial measures differently, Adjusted EBITDA as calculated by Monitronics should not be compared to any similarly titled measures reported by other companies.

Results of Operations

For a discussion of our results of operations for the year ended December 31, 2017, including a year-to-year comparison between 2018 and 2017, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our final prospectus filed pursuant to Item 424(b)(3) on January 9, 2020.

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Fresh Start Accounting Adjustments. With the exception of interest expense, the Company's operating results and key operating performance measures on a consolidated basis were not materially impacted by the reorganization. We believe that certain of our consolidated operating results for the period from January 1, 2019 through August 31, 2019, when combined with our consolidated operating results for the period from September 1, 2019 through December 31, 2019, is comparable to certain operating results from the comparable prior year period. Accordingly, we believe that discussing the non-GAAP combined results of operations and cash flows of the Predecessor Company and the Successor Company for the year ended December 31, 2019 is useful when analyzing certain performance measures.

The following table sets forth selected data from the accompanying consolidated statements of operations and comprehensive income (loss) for the periods indicated (dollar amounts in thousands).

		Successor Company	Predecessor Company
	Non-GAAP Combined Year Ended December 31, 2019	Period from September 1, 2019 through December 31, 2019	Period from January 1, 2019 through August 31, 2019	Year Ended December 31, 2018
Net revenue	$504,505	$162,219	$342,286	$540,358
Cost of services	112,274	36,988	75,286	128,939
Selling, general and administrative, including stock-based and long-term incentive compensation	132,509	52,144	80,365	118,940
Amortization of subscriber accounts, deferred contract acquisition costs and other intangible assets	200,484	69,693	130,791	211,639
Interest expense	134,060	28,979	105,081	180,770
Income (loss) before income taxes	567,561	(32,627)	600,188	(690,302)
Income tax expense (benefit)	2,479	704	1,775	(11,552)
Net income (loss)	565,082	(33,331)	598,413	(678,750)

Adjusted EBITDA (a)	$266,460	$79,087	$187,373	$289,448
Adjusted EBITDA as a percentage of Net revenue	52.8%	48.8%	54.7%	53.6%

Expensed Subscriber acquisition costs, net
Gross subscriber acquisition costs	$38,325	$13,381	$24,944	$47,874
Revenue associated with subscriber acquisition costs	(7,769)	(2,282)	(5,487)	(4,678)
Expensed Subscriber acquisition costs, net	$30,556	$11,099	$19,457	$43,196

(a)	See reconciliation of Net income (loss) to Adjusted EBITDA below.

Net revenue.  Net revenue decreased $35,853,000, or 6.6%, for the year ended December 31, 2019, as compared to the prior year. The decrease in net revenue is primarily attributable to a decrease in alarm monitoring revenue of $31,418,000 due to the lower average number of subscribers in 2019.  Additionally, average RMR per subscriber decreased from $45.27 as of December 31, 2018 to $45.12 as of December 31, 2019 due to changing mix of customers generated through the Direct to Consumer Channel that typically have lower RMR as a result of the elimination of equipment subsidy. Monitoring revenue also reflects the negative impact of a $5,331,000 fair value adjustment that reduced deferred revenue upon the Company's emergence from bankruptcy in accordance with ASC 852.  Product, installation and service revenue decreased $6,673,000 largely due to the decline in accounts acquired in the Direct to Consumer Channel in 2019 and a decrease in pre-emergence field service jobs associated with contract extensions.  These decreases were partially offset by an increase in other revenue of $2,238,000 as a result of the full year impact of paper statement fees implemented in the fourth quarter of 2018.

Cost of services.  Cost of services decreased $16,665,000, or 12.9%, for the year ended December 31, 2019, as compared to the prior year. The decrease for the year ended December 31, 2019 is primarily attributable to lower labor costs due to year over year decline in customers as well as other pre-emergence cost saving measures. Subscriber acquisition costs, which include expensed equipment and labor costs associated with the creation of new subscribers, decreased to $8,977,000 for the year ended December 31, 2019, as compared to $14,722,000 for the year ended December 31, 2018, due to lower product sales volume in the Company's Direct to Consumer Channel as discussed above. Cost of services as a percentage of net revenue, excluding the effect of the fair value adjustment, decreased from 23.9% for the year ended December 31, 2018 to 22.0% for the year ended December 31, 2019.

Selling, general and administrative.  Selling, general and administrative costs ("SG&A") increased $13,569,000, or 11.4%, for the year ended December 31, 2019, as compared to the prior year. The increase is primarily attributable to increased consulting fees on integration and implementation of various company initiatives and increased duplicative labor costs due to the outsourcing of a customer care call center for a portion of 2019. Additionally, the Company received a $4,800,000 insurance settlement in 2019 as compared to an aggregate settlement of $12,500,000 received in 2018 from multiple carriers. These insurance receivable settlements related to coverage provided by our insurance carriers in the 2017 class action litigation of alleged violation of telemarketing laws. These increases are partially offset by decreases in rebranding expense and severance expense. Rebranding expense and severance expense recognized in the year ended December 31, 2018 was $7,410,000 and $1,059,000, respectively, with no corresponding expenses in the year ended December 31, 2019. Subscriber acquisition costs included in SG&A decreased to $29,348,000 for the year ended December 31, 2019, as compared to $33,152,000 for the year ended December 31, 2018, due to reduced subscriber acquisition selling and marketing costs associated with the creation of new subscribers. SG&A as a percentage of net revenue, excluding the effect of the fair value adjustment, increased from 22.0% for the year ended December 31, 2018 to 26.0% for the year ended December 31, 2019.

Amortization of subscriber accounts, deferred contract acquisition costs and other intangible assets.  Amortization of subscriber accounts, deferred contract acquisition costs and other intangible assets decreased $11,155,000, or 5.3%, for the year ended December 31, 2019, as compared to the prior year. The decrease is related to a lower number of subscriber accounts purchased in the last year ended December 31, 2019, compared to the prior year. This decrease is partially offset by the impact of the fresh start adjustments, in which the existing subscriber accounts as of August 31, 2019 were stated at fair value and set up on the 14-year 235% double-declining curve. This curve is shorter than the methodology utilized on newly generated subscriber accounts, due to the various aged vintages of the Company's subscriber base at August 31, 2019. The shorter amortization curve results in higher amortization expense per period. Additionally contributing to the offset is amortization on the newly established Dealer Network asset recognized upon the Company's emergence from bankruptcy.

Interest expense.  Interest expense decreased $46,710,000, or 25.8%, for the year ended December 31, 2019, as compared to the prior year. The decrease in interest expense is attributable to the Company's decreased outstanding debt balances upon the reorganization, primarily related to the retirement of the Company's 9.125% Senior Notes, and the impact of accelerated amortization of deferred financing costs and debt discount related to the Company's predecessor debt agreements of $26,085,000 recognized in interest expense in the fourth quarter of 2018. Offsetting the decreases seen in the successor period of 2019 were increases in interest expense prior to and in the bankruptcy, due to higher debt outstanding and higher interest rates.

Income tax expense (benefit).  The Company had pre-tax income of $567,561,000 and income tax expense of $2,479,000 for the year ended December 31, 2019.  The driver behind the pre-tax income for the year ended December 31, 2019 is the gain on restructuring and reorganization of $669,722,000 recognized during the year ended December 31, 2019, primarily due to gains recognized on the conversion from debt to equity and discounted cash settlement of the Predecessor Company's high yield senior notes in accordance with the Company's bankruptcy Plan. There are no income tax impacts from this gain due to net operating loss carryforwards available for the 2019 tax year. Income tax expense for the year ended December 31, 2019 is attributable to the Company's state tax expense incurred from Texas margin tax. The Company had pre-

tax loss of $690,302,000 and income tax benefit of $11,552,000 for the year ended December 31, 2018. The income tax benefit for the year ended December 31, 2018 is attributable to the deferred tax impact of the goodwill impairment of $563,549,000, partially offset by the Company's state tax expense incurred from Texas margin tax.

Net income (loss). The Company had net income of $565,082,000 for the year ended December 31, 2019, as compared to a net loss of $678,750,000 for the year ended December 31, 2018. Net income for the year ended December 31, 2019 is attributable to the gain on restructuring and reorganization of $669,722,000. The gain on restructuring and reorganization is primarily due to gains recognized on the conversion from debt to equity and discounted cash settlement of the Predecessor Company's high yield senior notes in accordance with the Company's bankruptcy plan. This gain was offset by net loss generated from normal operations as discussed above. The net loss for the year ended December 31, 2018 was primarily attributable to the goodwill impairment of $563,549,000 and net losses generated from normal operations.
Adjusted EBITDA

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

The following table provides a reconciliation of Net income (loss) to total Adjusted EBITDA for the periods indicated (amounts in thousands):

		Successor Company	Predecessor Company
	Non-GAAP Combined Year Ended December 31, 2019	Period from September 1, 2019 through December 31, 2019	Period from January 1, 2019 through August 31, 2019	Year Ended December 31, 2018
Net income (loss)	$565,082	$(33,331)	$598,413	$(678,750)
Amortization of subscriber accounts, deferred contract acquisition costs and other intangible assets	200,484	69,693	130,791	211,639
Depreciation	11,125	3,777	7,348	11,434
Radio conversion costs	4,196	3,265	931	—
Stock-based compensation	42	—	42	474
Long-term incentive compensation	774	184	590	—
LiveWatch acquisition contingent bonus charges	63	—	63	250
Legal settlement reserve (related insurance recovery)	(4,800)	—	(4,800)	(12,500)
Severance expense (a)	—	—	—	1,059
Rebranding marketing program	—	—	—	7,410
Integration / implementation of company initiatives	12,545	7,702	4,843	516
Gain on revaluation of acquisition dealer liabilities	(1,886)	(1,886)	—	(240)
Loss on goodwill impairment	—	—	—	563,549
Gain on restructuring and reorganization, net	(669,722)	—	(669,722)	—
Interest expense	134,060	28,979	105,081	180,770
Realized and unrealized (gain) loss, net on derivative financial instruments	6,804	—	6,804	3,151
Refinancing expense	5,214	—	5,214	12,238
Income tax expense (benefit)	2,479	704	1,775	(11,552)
Adjusted EBITDA	$266,460	$79,087	$187,373	$289,448

(a)	Severance expense for the year ended December 31, 2018 related to a reduction in headcount event.

Adjusted EBITDA decreased $22,988,000, or 7.9%, for the year ended December 31, 2019, as compared to the prior year period.  The decrease for the year ended December 31, 2019 is primarily the result of decreased revenue, including the effect of the $5,331,000 fair value adjustment for 2019, partially offset by favorable decreases in cost of services and Subscriber Acquisition Costs.

Expensed Subscriber Acquisition Costs, net.  Subscriber acquisition costs, net decreased to $30,556,000 for the year ended December 31, 2019, as compared to $43,196,000 for the year ended December 31, 2018. The decrease in subscriber acquisition costs, net is primarily attributable to a decrease in planned spend while the Company was going through its restructuring.

Liquidity and Capital Resources

As of December 31, 2019, we had $14,763,000 of cash and cash equivalents.  Our primary sources of funds is our cash flows from operating activities which are generated from alarm monitoring and related service revenues.  During the years ended December 31, 2019 and 2018, our cash flow from operating activities was $114,135,000 and $104,503,000, respectively.  The primary drivers of our cash flow from operating activities are the fluctuations in revenues and operating expenses as discussed in "Results of Operations" above.  In addition, our cash flow from operating activities may be significantly impacted by changes in working capital.

During the years ended December 31, 2019 and 2018, we used cash of $111,139,000 and $140,450,000, respectively, to fund subscriber account acquisitions, net of holdback and guarantee obligations.  In addition, during the years ended December 31, 2019 and 2018, we used cash of $11,623,000 and $14,903,000, respectively, to fund our capital expenditures. Our capital expenditures are primarily related to computer systems and software.

Our existing long-term debt at December 31, 2019 includes an aggregate principal balance of $986,444,000 under the Successor Takeback Loan Facility, Successor Term Loan Facility and the Successor Revolving Credit Facility.  The Successor Takeback Loan Facility has an outstanding principal balance of $820,444,000 as of December 31, 2019 and requires principal payments of $2,056,250 per quarter, beginning December 31, 2019, with the remaining amount becoming due on March 29, 2024.  The Successor Term Loan Facility has an outstanding principal balance of $150,000,000 as of December 31, 2019 and becomes due on July 3, 2024. The Successor Revolving Credit Facility has an outstanding balance of $16,000,000 as of December 31, 2019. We also had an aggregate of $1,000,000 available under two standby letters of credit issued as of December 31, 2019. One letter of credit for $400,000 expired as of January 31, 2020 and was not renewed. The maturity date of the loans made under the Successor Term Loan Facility and Successor Revolving Credit Facility is July 3, 2024, subject to a springing maturity of March 29, 2024, or earlier, depending on any repayment, refinancing or changes in the maturity date of the Successor Takeback Loan Facility.

Radio Conversion Costs
Certain cellular carriers of 3G and CDMA cellular networks have announced that they will be retiring these networks between February and December of 2022. As of December 31, 2019, we have approximately 415,000 subscribers with 3G or CDMA equipment which may have to be upgraded as a result of these retirements. Additionally, in the month of September of 2019, other certain cellular carriers of 2G cellular networks have announced that the 2G cellular networks will be sunsetting as of December 31, 2020. As of December 31, 2019, we have approximately 24,000 subscribers with 2G cellular equipment which may have to be upgraded as a result of this retirement. While we are in the early phase of offering equipment upgrades to our 3G and 2G population, we currently estimate that we will incur approximately $70,000,000 to $90,000,000 between 2020 and the second half of 2022 to complete the required upgrades of these networks. For the year ended December 31, 2019, the Company incurred radio conversion costs of $4,196,000. Total costs for the conversion of such customers are subject to numerous variables, including our ability to work with our partners and subscribers on cost sharing initiatives, and the costs that we actually incur could be materially higher than our current estimates.

Liquidity Outlook

In considering our liquidity requirements for the next twelve months, we evaluated our known future commitments and obligations.  We will require the availability of funds to finance our strategy to grow through the acquisition of subscriber accounts.  We considered our expected operating cash flows as well as the borrowing capacity of our Successor Revolving Credit Facility, under which we could borrow an additional $128,000,000 as of December 31, 2019, excluding a minimum liquidity requirement of $25,000,000 under the terms of the Company's credit agreements. As of March 31, 2019, we borrowed an incremental $50,000,000 under our Successor Revolving Credit Facility in response to uncertainties surrounding the COVID-19 outbreak. Based on this analysis, we expect that cash on hand, cash flow generated from operations and available borrowings under the Successor Revolving Credit Facility will provide sufficient liquidity for the next twelve months, given our anticipated current and future requirements.

Subject to restrictions set forth in our credit agreements, we may seek debt financing in the event of any new investment opportunities, additional capital expenditures or our operations requiring additional funds, but there can be no assurance that we will be able to obtain debt financing on terms that would be acceptable to us or at all.  Our ability to seek additional sources of funding depends on our future financial position and results of operations, which are subject to general conditions in or affecting our industry and our customers and to general economic, political, financial, competitive, legislative and regulatory factors beyond our control.

Contractual Obligations

Information concerning the amount and timing of required payments under our contractual obligations as of December 31, 2019 is summarized below (amounts in thousands):

	Payments Due by Period
	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years	Total
Operating leases	$3,963	$6,693	$6,152	$17,264	$34,072
Long-term debt (a)	$8,225	$16,450	$961,769	$—	$986,444
Interest payments on long-term debt (b)	$80,107	$158,167	$97,468	$—	$335,742
Other (c)	$8,301	$220	$568	$3,724	$12,813
Total contractual obligations	$100,596	$181,530	$1,065,957	$20,988	$1,369,071

(a)        Amounts reflect principal amounts owed.

(b)       Interest payments are based on variable interest rates. Future interest expense is estimated using the interest rate in effect on December 31, 2019.

(c)
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

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

Valuation of Subscriber Accounts

Subscriber accounts, which totaled $1,064,311,000 net of accumulated amortization, at December 31, 2019, relate primarily to the cost of acquiring monitoring service contracts from independent dealers.  The subscriber accounts balance was adjusted to fair value in connection with the Company's application of fresh start accounting under ASC 852 upon the Company's emergence from Chapter 11. The valuation of subscriber accounts was based on the projected cash flows to be generated by the existing subscribers as of the Effective Date. Subscriber accounts acquired after the Company's emergence from bankruptcy are recorded at cost.  All direct and incremental costs, including bonus incentives related to account activation in the Direct to Consumer Channel, associated with the creation of subscriber accounts, are capitalized (the "subscriber accounts asset"). Upon adoption of ASC 606, all Moves Costs are expensed, whereas prior to adoption, certain Moves Costs were capitalized on the balance sheet.

The fair value of subscriber accounts as of the Company's emergence from Chapter 11, as well as certain accounts acquired in bulk purchases, are amortized using the 14-year 235% declining balance method.  The costs of all other subscriber accounts are amortized using the 15-year 220% declining balance method, beginning in the month following the date of acquisition.  The amortization methods were selected to provide an approximate matching of the amortization of the subscriber accounts intangible asset to estimated future subscriber revenues based on the projected lives of individual subscriber contracts.  The realizable value and remaining useful lives of these assets could be impacted by changes in subscriber attrition rates, which could have an adverse effect on our earnings.

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

Valuation of Deferred Tax Assets

In accordance with FASB ASC Topic 740, Income Taxes, we review the nature of each component of our deferred income taxes for the ability to realize the future tax benefits.  As part of this review, we rely on the objective evidence of our current performance and the subjective evidence of estimates of our forecast of future operations.  Our estimates of realizability are subject to judgment since they include such forecasts of future operations.  After consideration of all available positive and negative evidence and estimates, we have determined that it is more likely than not that we will not realize the tax benefits associated with our United States deferred tax assets and certain foreign deferred tax assets, and as such, we have a valuation allowance which totaled $24,457,000 and $148,419,000 as of December 31, 2019 and 2018, respectively.

Valuation of Goodwill

As of December 31, 2019, we had goodwill of $81,943,000, which represents approximately 6% of total assets. Goodwill was recorded in connection with the Company's application of fresh start accounting under ASC 852 upon the Company's emergence from Chapter 11. The Company accounts for its goodwill pursuant to the provisions of FASB ASC Topic 350, Intangibles — Goodwill and Other.  In accordance with FASB ASC Topic 350, goodwill is not amortized, but rather tested for impairment at least annually.

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

The Company assesses the recoverability of the carrying value of goodwill during the fourth quarter of its fiscal year, based on October 31 financial information, or whenever events or changes in circumstances indicate that the carrying amount of the goodwill of a reporting unit may not be fully recoverable. The Company has one reporting unit, Brinks Home Security, and recoverability is measured at the reporting unit level based on the provisions of FASB ASC Topic 350.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have exposure to changes in interest rates related to the terms of our debt obligations. The Company uses an interest rate cap derivative instrument to manage the exposure related to the movement in interest rates. The derivative is designated as a cash flow hedge and was entered into with the intention of reducing the risk associated with the variable interest rates on the Successor Takeback Loan Facility. We do not use derivative financial instruments for trading purposes.

Tabular Presentation of Interest Rate Risk

The table below provides information about our outstanding debt obligations that are sensitive to changes in interest rates. Debt amounts represent principal payments by stated maturity date as of December 31, 2019 (amounts in thousands):

Year of Maturity	Variable Rate Debt
2020	$8,225
2021	8,225
2022	8,225
2023	8,225
2024	953,544
Thereafter	—
Total	$986,444

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements are filed under this Item, beginning on page 40.  The financial statement schedules required by Regulation S-X are filed under Item 15 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Monitronics International, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Monitronics International, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive income (loss), cash flows, and stockholders’ equity (deficit), for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
Changes in Accounting Principles
As discussed in Note 2 to the consolidated financial statements, in 2018, the Company has changed its method of accounting for revenue transactions with customers due to the adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, as amended.
As discussed in Note 5 to the consolidated financial statements, in 2019, the Company has changed its method of accounting for leases due to the adoption of Accounting Standards Update No. 2016-02, Leases.
Fresh Start Accounting
As described in Note 1 to the consolidated financial statements, the Company filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code on June 30, 2019. The Company's plan of reorganization became effective and the Company emerged from bankruptcy protection on August 30, 2019. In connection with its emergence from bankruptcy, the Company adopted the guidance for fresh start accounting in conformity with FASB ASC Topic 852, Reorganizations. Accordingly, the Company's consolidated financial statements prior to December 31, 2019 are not comparable to its consolidated financial statements for periods after December 31, 2019.
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

Dallas, Texas
March 30, 2020

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
Amounts in thousands, except share amounts

	Successor Company	Predecessor Company
	December 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$14,763	$2,188
Restricted cash	238	189
Trade receivables, net of allowance for doubtful accounts of $3,828 in 2019 and $3,759 in 2018	12,083	13,121
Prepaid and other current assets	25,195	28,178
Total current assets	52,279	43,676
Property and equipment, net of accumulated depreciation of $3,777 in 2019 and $40,531 in 2018	42,096	36,539
Subscriber accounts and deferred contract acquisition costs, net of accumulated amortization of $61,771 in 2019 and $1,621,242 in 2018	1,064,311	1,195,463
Dealer network and other intangible assets, net of accumulated amortization of $7,922 in 2019 and $0 in 2018	136,778	—
Goodwill	81,943	—
Deferred income tax asset, net	684	783
Operating lease right-of-use asset	19,277	—
Other assets	21,944	29,307
Total assets	$1,419,312	$1,305,768
Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$16,869	$12,099
Other accrued liabilities	24,954	31,085
Deferred revenue	12,008	13,060
Holdback liability	8,191	11,513
Current portion of long-term debt	8,225	1,816,450
Total current liabilities	70,247	1,884,207
Non-current liabilities:
Long-term debt	978,219	—
Long-term holdback liability	2,183	1,770
Derivative financial instruments	—	6,039
Operating lease liabilities	16,195	—
Other liabilities	6,390	2,727
Total liabilities	1,073,234	1,894,743
Commitments and contingencies
Stockholders' equity (deficit):
Predecessor common stock, $.01 par value. 1,000 shares authorized, issued and outstanding at December 31, 2018	—	—
Predecessor additional paid-in capital	—	439,711
Predecessor accumulated deficit	—	(1,036,294)
Predecessor accumulated other comprehensive income, net	—	7,608
Successor preferred stock, $.01 par value. Authorized 5,000,000 shares; no shares issued	—	—
Successor common stock, $.01 par value. Authorized 45,000,000 shares; issued and outstanding 22,500,000 shares at December 31, 2019	225	—
Successor additional paid-in capital	379,175	—
Successor accumulated deficit	(33,331)	—
Successor accumulated other comprehensive income, net	9	—
Total stockholders' equity (deficit)	346,078	(588,975)
Total liabilities and stockholders' equity (deficit)	$1,419,312	$1,305,768

See accompanying notes to consolidated financial statements.

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income (Loss)
Amounts in thousands

	Successor Company	Predecessor Company
	Period from September 1, 2019 through December 31, 2019	Period from January 1, 2019 through August 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Net revenue	$162,219	$342,286	$540,358	$553,455
Operating expenses:
Cost of services	36,988	75,286	128,939	119,193
Selling, general and administrative, including stock-based and long-term incentive compensation	52,144	80,365	118,940	155,902
Radio conversion costs	3,265	931	—	450
Amortization of subscriber accounts, deferred contract acquisition costs and other intangible assets	69,693	130,791	211,639	236,788
Depreciation	3,777	7,348	11,434	8,818
Loss on goodwill impairment	—	—	563,549	—
	165,867	294,721	1,034,501	521,151
Operating (loss) income	(3,648)	47,565	(494,143)	32,304
Other (income) expense:
Gain on restructuring and reorganization, net	—	(669,722)	—	—
Interest expense	28,979	105,081	180,770	145,492
Realized and unrealized loss, net on derivative financial instruments	—	6,804	3,151	—
Refinancing expense	—	5,214	12,238	—
	28,979	(552,623)	196,159	145,492
(Loss) income before income taxes	(32,627)	600,188	(690,302)	(113,188)
Income tax expense (benefit)	704	1,775	(11,552)	(1,893)
Net (loss) income	(33,331)	598,413	(678,750)	(111,295)
Other comprehensive (loss) income:
Unrealized gain (loss) on derivative contracts, net	9	(940)	14,378	1,582
Total other comprehensive income (loss), net of tax	9	(940)	14,378	1,582
Comprehensive (loss) income	$(33,322)	$597,473	$(664,372)	$(109,713)

Basic and diluted income per share:
Net loss	$(1.48)	$—	$—	$—

See accompanying notes to consolidated financial statements.

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Amounts in thousands

	Successor Company	Predecessor Company
	Period from September 1, 2019 through December 31, 2019	Period from January 1, 2019 through August 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Cash flows from operating activities:
Net (loss) income	$(33,331)	$598,413	$(678,750)	$(111,295)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization of subscriber accounts, deferred contract acquisition costs and other intangible assets	69,693	130,791	211,639	236,788
Depreciation	3,777	7,348	11,434	8,818
Stock-based and long-term incentive compensation	459	912	310	3,183
Deferred income tax expense (benefit)	99	—	(14,087)	(4,026)
Non-cash legal settlement reserve (related insurance recovery)	—	—	(2,750)	23,000
Amortization of debt discount and deferred debt costs	—	—	33,452	6,819
Gain on restructuring and reorganization, net of cash payments	(8,143)	(705,559)	—	—
Unrealized loss on derivative financial instruments, net	—	4,577	3,151	—
Refinancing expense	—	5,214	12,238	—
Bad debt expense	3,828	7,558	12,300	11,014
Loss on goodwill impairment	—	—	563,549	—
Other non-cash activity, net	160	(462)	24	(4,291)
Changes in assets and liabilities:
Trade receivables	(4,077)	(6,271)	(12,776)	(9,790)
Prepaid expenses and other assets	(4,664)	2,760	(11,046)	(2,160)
Subscriber accounts - deferred contract acquisition costs	(585)	(2,193)	(5,418)	(3,064)
Payables and other liabilities	7,141	36,690	(18,767)	(4,792)
Net cash provided by operating activities	34,357	79,778	104,503	150,204
Cash flows from investing activities:
Capital expenditures	(4,523)	(7,100)	(14,903)	(14,393)
Cost of subscriber accounts acquired	(27,325)	(83,814)	(140,450)	(142,909)
Net cash used in investing activities	(31,848)	(90,914)	(155,353)	(157,302)
Cash flows from financing activities:
Proceeds from long-term debt	21,000	253,100	248,800	187,950
Payments on long-term debt	(28,556)	(379,666)	(184,100)	(175,250)
Purchase of interest rate cap	(3,020)	—	—	—
Proceeds from equity rights offering	—	161,497	—	—
Cash contributed by Ascent Capital	—	24,139	—	—
Payments of restructuring and reorganization costs	(1,572)	(13,249)	—	—
Payments of refinancing costs	—	(7,404)	(9,682)	—
Value of shares withheld for share-based compensation	—	(18)	(93)	(477)
Dividend to Ascent Capital	—	(5,000)	(5,000)	(5,000)
Net cash (used in) provided by financing activities	(12,148)	33,399	49,925	7,223
Net (decrease) increase in cash, cash equivalents and restricted cash	(9,639)	22,263	(925)	125
Cash, cash equivalents and restricted cash at beginning of period	24,640	2,377	3,302	3,177
Cash, cash equivalents and restricted cash at end of period	$15,001	$24,640	$2,377	$3,302

See accompanying notes to consolidated financial statements.

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders' Equity (Deficit)
Amounts in thousands, except share amounts

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at December 31, 2016 (Predecessor Company)	1,000	$—	$446,826	$(222,924)	$(8,957)	$214,945
Net loss	—	—	—	(111,295)	—	(111,295)
Other comprehensive income	—	—	—	—	1,582	1,582
Dividend paid to Ascent Capital	—	—	(5,000)	—	—	(5,000)
Stock-based compensation	—	—	2,981	—	—	2,981
Value of shares withheld for minimum tax liability	—	—	(477)	—	—	(477)
Balance at December 31, 2017 (Predecessor Company)	1,000	$—	$444,330	$(334,219)	$(7,375)	$102,736
Impact of adoption of Topic 606	—	—	—	(22,720)	—	(22,720)
Impact of adoption of ASU 2017-12	—	—	—	(605)	605	—
Adjusted balance at January 1, 2018 (Predecessor Company)	1,000	$—	$444,330	$(357,544)	$(6,770)	$80,016
Net loss	—	—	—	(678,750)	—	(678,750)
Other comprehensive income	—	—	—	—	14,378	14,378
Dividend paid to Ascent Capital	—	—	(5,000)	—	—	(5,000)
Stock-based compensation	—	—	474	—	—	474
Value of shares withheld for minimum tax liability	—	—	(93)	—	—	(93)
Balance at December 31, 2018 (Predecessor Company)	1,000	$—	$439,711	$(1,036,294)	$7,608	$(588,975)
Net income	—	—	—	598,413	—	598,413
Other comprehensive loss	—	—	—	—	(940)	(940)
Dividend paid to Ascent Capital	—	—	(5,000)	—	—	(5,000)
Contribution from Ascent Capital	—	—	2,250	—	—	2,250
Stock-based compensation	—	—	43	—	—	43
Value of shares withheld for minimum tax liability	—	—	(18)	—	—	(18)
Cancellation of Predecessor equity	(1,000)	—	(436,986)	437,881	(6,668)	(5,773)
Issuance of Successor common stock	22,500,000	225	379,175	—	—	379,400
Balance at August 31, 2019 (Predecessor Company)	22,500,000	$225	$379,175	$—	$—	$379,400

Balance at September 1, 2019 (Successor Company)	22,500,000	$225	$379,175	$—	$—	$379,400
Net loss	—	—	—	(33,331)	—	(33,331)
Other comprehensive income	—	—	—	—	9	9
Balance at December 31, 2019 (Successor Company)	22,500,000	$225	$379,175	$(33,331)	$9	$346,078

See accompanying notes to consolidated financial statements.

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(1)    Basis of Presentation

Monitronics International, Inc. and its subsidiaries (collectively, "Monitronics" or the "Company", doing business as "Brinks Home SecurityTM") were wholly owned subsidiaries of Ascent Capital Group, Inc. ("Ascent Capital") until August 30, 2019.  On December 17, 2010, Ascent Capital acquired 100% of the outstanding capital stock of the Company through the merger of Mono Lake Merger Sub, Inc., a direct wholly owned subsidiary of Ascent Capital established to consummate the merger, with and into the Company, with the Company as the surviving corporation in the merger.

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

As previously disclosed, on June 30, 2019 (the "Petition Date"), Monitronics and certain of its domestic subsidiaries (collectively, the "Debtors"), filed voluntary petitions for relief (collectively, the "Petitions" and, the cases commenced thereby, the "Chapter 11 Cases") under chapter 11 of title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of Texas (the "Bankruptcy Court"). The Debtors' Chapter 11 Cases were jointly administered under the caption In re Monitronics International, Inc., et al., Case No. 19-33650. On August 7, 2019, the Bankruptcy Court entered an order, Docket No. 199 (the "Confirmation Order"), confirming and approving the Debtors' Joint Partial Prepackaged Plan of Reorganization (including all exhibits thereto and, as modified by the Confirmation Order, the "Plan") that was previously filed with the Bankruptcy Court on June 30, 2019. On August 30, 2019 (the "Effective Date"), the conditions to the effectiveness of the Plan were satisfied and the Company emerged from Chapter 11 after completing a series of transactions through which the Company and its former parent, Ascent Capital, merged (the "Merger") in accordance with the terms of the Agreement and Plan of Merger, dated as of May 24, 2019 (the "Merger Agreement"). Monitronics was the surviving corporation and, immediately following the Merger, was redomiciled in Delaware in accordance with the terms of the Merger Agreement.

Upon emergence from Chapter 11 on the Effective Date, the Company applied Accounting Standards Codification ("ASC") 852, Reorganizations ("ASC 852"), in preparing its consolidated financial statements (see Note 3, Emergence from Bankruptcy and Note 4, Fresh Start Accounting). The Company selected a convenience date of August 31, 2019 for purposes of applying fresh start accounting as the activity between the convenience date and the Effective Date did not result in a material difference in the financial results. As a result of the application of fresh start accounting and the effects of the implementation of the Plan, a new entity for financial reporting purposes was created. References to "Successor" or "Successor Company" relate to the balance sheet and results of operations of Monitronics on and subsequent to September 1, 2019. References to "Predecessor" or "Predecessor Company" refer to the balance sheet and results of operations of Monitronics prior to September 1, 2019. With the exception of interest and amortization expense, the Company's operating results and key operating performance measures on a consolidated basis were not materially impacted by the reorganization. As such, references to the "Company" could refer to either the Predecessor Company or Successor Company periods, as defined.

Subsequent to the Petition Date and before the Effective Date, all expenses, gains and losses directly associated with the restructuring and reorganization proceedings are reported as Gain on restructuring and reorganization, net in the accompanying consolidated statements of operations and comprehensive income (loss). Additionally, Liabilities subject to compromise during the pendency of the Chapter 11 Cases are distinguished from liabilities of the Company that are not expected to be compromised, including post-petition liabilities, in the accompanying consolidated balance sheets.

The consolidated financial statements contained in this Annual Report have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for all periods presented.

Going Concern

In accordance with the requirements of Accounting Standards Update (“ASU”) 2014-15, Presentation of Financial Statements Going Concern (Subtopic 205-40), and ASC 205-40, the Company has the responsibility to evaluate at each reporting period, including interim periods, whether conditions and events, considered in the aggregate, raise substantial doubt about its ability to meet its future financial obligations. During the pendency of the Chapter 11 Cases, the Company’s ability to continue as a going concern was contingent upon a variety of factors, including the Bankruptcy Court’s approval of the Plan and the Company’s ability to successfully implement the Plan. As a result of the effectiveness of the Plan and the Company’s current financial condition and liquidity sources, the Company believes it has the ability to meet its obligations for at least one year from the date of issuance of this Form 10-K.

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

Trade Receivables

Trade receivables consist primarily of amounts due from subscribers for recurring monthly monitoring services over a wide geographical base.  The Company performs extensive credit evaluations on the portfolios of subscriber accounts prior to acquisition and requires no collateral on the accounts that are acquired. The Company has established an allowance for doubtful accounts for estimated losses resulting from the inability of subscribers to make required payments. Factors such as historical-loss experience, recoveries and economic conditions are considered in determining the sufficiency of the allowance to cover potential losses. The allowance for doubtful accounts as of December 31, 2019 and 2018 was $3,828,000 and $3,759,000, respectively.

A summary of activity in the allowance for doubtful accounts is as follows (amounts in thousands):

	Balance Beginning of Period	Charged to Expense	Write-Offs and Other	Balance End of Period
Period from September 1, 2019 through December 31, 2019 (Successor Company)	$—	$3,828	$—	$3,828
Period from January 1, 2019 through August 31, 2019 (Predecessor Company)	$3,759	$7,558	$(11,317)	$—
Year Ended December 31, 2018 (Predecessor Company)	$4,162	$12,300	$(12,703)	$3,759
Year Ended December 31, 2017 (Predecessor Company)	$3,043	$11,014	$(9,895)	$4,162

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

Fair Value of Financial Instruments

Fair values of cash equivalents, current accounts receivable and current accounts payable approximate their carrying amounts because of their short-term nature. The Company's debt instruments are recorded at amortized cost on the consolidated balance sheet.  See Note 10, Derivatives and Note 11, Fair Value Measurements for further fair value information on the Company's debt instruments.

Inventories

Inventories consist of security system components and parts and are stated at the lower of cost (using the weighted average costing method) or net realizable value. Inventory is included in Prepaid and other current assets on the consolidated balance sheets and was $5,242,000 and $4,868,000 at December 31, 2019 and 2018, respectively.

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

Subscriber Accounts

Subscriber accounts primarily relate to the cost of acquiring monitoring service contracts from independent dealers. The subscriber accounts balance was adjusted to fair value in connection with the Company's application of fresh start accounting under ASC 852 upon the Company's emergence from Chapter 11 (see Note 4, Fresh Start Accounting for further information). The valuation of subscriber accounts was based on the projected cash flows to be generated by the existing subscribers as of the Effective Date. Subscriber accounts acquired after the Company's emergence from bankruptcy are recorded at cost. All direct and incremental costs, including bonus incentives related to account activation in the Direct to Consumer Channel, associated with the creation of subscriber accounts, are capitalized. Upon adoption of Accounting Standards Update ("ASU") 2014-19, Revenue from Contracts with Customers (Topic 606), as amended ("ASC 606"), all costs on new subscriber contracts obtained in connection with a subscriber move ("Moves Costs") are expensed, whereas prior to adoption, certain Moves Costs were capitalized on the balance sheet.

The fair value of subscriber accounts as of the Company's emergence from Chapter 11, as well as certain accounts acquired in bulk purchases, are amortized using the 14-year 235% declining balance method. The costs of all other subscriber accounts are amortized using the 15-year 220% declining balance method, beginning in the month following the date of acquisition. The amortization methods were selected to provide an approximate matching of the amortization of the subscriber accounts intangible asset to estimated future subscriber revenues based on the projected lives of individual subscriber contracts. Amortization of subscriber accounts for the Successor Company period September 1, 2019 through December 31, 2019, the Predecessor Company period January 1, 2019 through August 31, 2019, the Predecessor Company year ended December 31, 2018 and the Predecessor Company year ended December 31, 2017 was $61,771,000, $130,411,000, $204,130,000 and $226,697,000, respectively.

Based on subscriber accounts held at December 31, 2019, estimated amortization of subscriber accounts in the succeeding five fiscal years ending December 31 is as follows (amounts in thousands):

2020	$178,117
2021	$148,323
2022	$123,515
2023	$102,858
2024	$85,657

The Company has processes and controls in place, including the review of key performance indicators, to assist management in identifying events or circumstances that indicate the subscriber accounts asset may not be recoverable. If an indicator that the asset may not be recoverable exists, management tests the subscriber accounts asset for impairment. For purposes of recognition and measurement of an impairment loss, we view subscriber accounts as a single pool because of the assets' homogeneous characteristics, and the pool of subscriber accounts is the lowest level for which identifiable cash flows are largely independent of the cash flows of the other assets and liabilities. If such assets are considered to be impaired, the impairment loss to be recognized is measured as the amount by which the carrying value of the assets exceeds the estimated fair value, as determined using the income approach.

Dealer Network and Other Intangible Assets

Upon the adoption of fresh start accounting on August 31, 2019, the fair value of our dealer network as of that date was determined and recorded as an intangible asset. Furthermore, a fair value adjustment related to the Company's leasehold agreement was recorded as an other intangible asset. See Note 4, Fresh Start Accounting for further information.

The Predecessor Company dealer network was an intangible asset that related to the dealer relationships that were acquired as part of the acquisition of Security Networks, LLC ("Security Networks"). Other Predecessor Company intangible assets consisted of non-compete agreements signed by the seller of Security Networks and certain key Security Networks executives. These Predecessor Company intangible assets were amortized on a straight-line basis over their estimated useful lives of 5 years. These Predecessor Company intangible assets were fully amortized during 2018. The LiveWatch trade mark asset was initially to be amortized over 10 years. Upon the rollout of the Brinks Home Security brand in the second quarter of 2018, it was determined that the LiveWatch trade mark asset had no remaining useful life and the remaining asset balance was amortized.

Amortization of dealer network and other intangible assets for the Successor Company period September 1, 2019 through December 31, 2019, the Predecessor Company period January 1, 2019 through August 31, 2019, the Predecessor Company year ended December 31, 2018 and the Predecessor Company year ended December 31, 2017 was $7,922,000, $0, $6,994,000 and $9,830,000, respectively.

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

Revenue Recognition - for Periods Commencing January 1, 2018

The Company offers its subscribers professional alarm monitoring services, as well as interactive and home automation services, through equipment at the subscriber's site that communicates with the Company’s alarm monitoring station and interfaces with other equipment at the site and third-party technology companies for interactive and home automation services. These services are typically provided under alarm monitoring agreements ("AMAs") between the Company and the subscriber. The equipment at the site is either obtained independently from our Dealer Channel or from our Direct to Consumer Channel. The Company also offers equipment sales and installation services and, to our existing subscribers, maintenance services on existing alarm equipment. Additionally, the Company collects fees for contract monitoring, which are services provided to other security alarm companies for monitoring their accounts on a wholesale basis and other fees from subscribers for late fee or insufficient fund charges.

Revenue under subscriber AMAs is allocated to alarm monitoring revenue and, if applicable, product and installation revenue based on the stand alone selling prices ("SSP") of each performance obligation as a percentage of the total SSP of all performance obligations. Allocated alarm monitoring revenue is recognized as the monthly service is provided. Allocated product and installation revenue is recognized when the product sale is complete or shipped and the installation service is provided, typically at inception of the AMA. Product and installation revenue is not applicable to AMA's acquired from the Dealer Channel in their initial term. Any cash not received from the subscriber at the time of product sale and installation is recognized as a contract asset at inception of the AMA and is subsequently amortized over the subscriber contract term as a reduction of the amounts billed for professional alarm monitoring, interactive and home automation services. If a subscriber cancels the AMA within the negotiated term, any existing contract asset is determined to be impaired and is immediately expensed in full to Selling, general and administrative expense on the consolidated statements of operations and comprehensive income (loss).

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

Revenue Recognition - for Periods Prior to January 1, 2018

The Company adopted ASC 606, effective January 1, 2018, using the modified retrospective transition method. Under the modified retrospective transition method, the Company evaluated active AMAs on the adoption date as if each AMA had been accounted for under ASC 606 from its inception. Some revenue related to AMAs originated through our Direct to Consumer Channel or through extensions that would have been recognized in future periods under FASB ASC Topic 605, Revenue Recognition ("ASC 605") were recast under ASC 606 as if revenue had been accelerated and recognized in prior periods, as it was allocated to product and installation performance obligations. A contract asset was recorded as of the adoption date for any cash that has yet to be collected on the accelerated revenue. As this transition method requires that the Company not adjust historical reported revenue amounts, the accelerated revenue that would have been recognized under this method prior to the adoption date was recorded as an adjustment to opening retained earnings and, thus, will not be recognized as revenue in future periods as previously required under ASC 605. Therefore, the comparative information has not been adjusted and continues to be reported under ASC 605.

Under ASC 605, revenue provided under the AMA was recognized as the services were provided, based on the recurring monthly revenue amount billed for each month under contract. Product, installation and service revenue generally was recognized as billed and incurred. Under ASC 606, the Company concluded that certain product and installation services sold or provided to our customers at AMA inception are capable of being distinct and are distinct within the context of the contract. As such, when the Company initiates an AMA with a customer directly and provides equipment and installation services, each component is considered a performance obligation that must have revenue allocated accordingly. The allocation is based on the SSP of each performance obligation as a percentage of the total SSP of all performance obligations multiplied by the total consideration, or cash, expected to be received over the contract term. These AMAs may relate to new customers originated by the Company through our Direct to Consumer Channel or existing customers who agree to new contract terms through customer service offerings. For AMAs with multiple performance obligations, management notes that a certain amount of the revenue billed on a recurring monthly basis is recognized earlier under Topic 606 than it was recognized under ASC 605, as a portion of that revenue is allocated to the equipment sale and installation, which is satisfied upon delivery of the product and performance of the installation services at AMA inception.

Revenue on AMAs originated through the Authorized Dealer program are not impacted by ASC 606 in their initial term, as the customer contracts for the equipment sale and installation separately with the Authorized Dealer prior to the Company purchasing the AMA from the Authorized Dealer. Revenue on these customers is recognized as the service is provided based on the recurring monthly revenue amount billed for each month of the AMA. Maintenance service revenue for repair of existing alarm equipment at the subscribers' premises will continue to be billed and recognized based on their SSP at the time the Company performs the services.

ASC 606 also requires the deferral of incremental costs of obtaining a contract with a customer. Certain direct and incremental costs were capitalized under Topic 605, including on new AMAs obtained in connection with Moves Costs. Under ASC 606, Moves Costs are expensed as incurred to accompany the allocated revenue recognized upon product and installation performance obligations recognized at the AMA inception. There are no other significant changes in contract costs that are capitalized or the period over which they are expensed.

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

Stock-Based Compensation

The Company accounts for stock-based awards pursuant to FASB ASC Topic 718, Compensation-Stock Compensation ("FASB ASC Topic 718"), which requires companies to measure the cost of employee services received in exchange for an award of equity instruments (such as stock options and restricted stock) based on the grant-date fair value of the award, and to recognize that cost over the period during which the employee is required to provide service (usually the vesting period of the award). Forfeitures of awards are recognized as they occur. There are no outstanding or unvested stock-based compensation awards as of December 31, 2019.

Successor Company Basic and Diluted Earnings (Loss) Per Common Share

Basic earnings (loss) per common share ("EPS") is computed by dividing net income (loss) by the weighted average number of shares of Common Stock outstanding for the period.  Diluted EPS is computed by dividing net income (loss) by the sum of the weighted average number shares of Common Stock outstanding and the effect of dilutive securities. For the period from September 1, 2019 through December 31, 2019, there were no anti-dilutive securities outstanding. The weighted average number of basic and diluted shares of Common Stock was 22,500,000 for the period from September 1, 2019 through December 31, 2019. There were no public shares of Common Stock outstanding prior to September 1, 2019.

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

Supplemental Cash Flow Information

	Successor Company	Predecessor Company
	Period from September 1, 2019 through December 31, 2019	Period from January 1, 2019 through August 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
State taxes paid, net	$—	$2,637	$2,569	$2,713
Interest paid	$28,467	$72,710	$147,632	$138,339
Accrued capital expenditures	$1,804	$1,405	$552	$272

(3)    Emergence from Bankruptcy

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

See Note 9, Debt for further information regarding these debt transactions.

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

Ascent Capital Merger

As previously announced, on May 24, 2019, the Company and Ascent Capital entered into the Merger Agreement. On August 21, 2019, in connection with, and prior to the completion of the Merger, the stockholders of Ascent Capital approved the Merger Agreement at a special meeting of the stockholders. On August 30, 2019, the Company completed the Merger with Ascent Capital in accordance with the Merger Agreement. The Company was the surviving corporation and, immediately following the Merger, was redomiciled in Delaware. The Company’s certificate of incorporation adopted in accordance with the Plan authorized the issuance of 45,000,000 shares of Common Stock, par value $0.01 per share ("Common Stock"), and 5,000,000 shares of Preferred Stock, par value $0.01 per share ("Preferred Stock"). For more information, see Note 14, Stockholders' Equity.

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

(4)    Fresh Start Accounting

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

Consolidated Balance Sheet

The adjustments set forth in the following consolidated balance sheet as of August 31, 2019 reflect the consummation of the transactions contemplated by the Plan (reflected in the column "Reorganization Adjustments"), transactions recorded to complete the merger with Ascent Capital (reflected in the column "Ascent Capital Merger") as well as fair value adjustments as a result of the adoption of fresh start accounting (reflected in the column "Fresh Start Adjustments"). The explanatory notes highlight methods used to determine fair values or other amounts of the assets and liabilities as well as significant assumptions or inputs (dollars in thousands).

	As of August 31, 2019
	Predecessor Company	Reorganization Adjustments		Ascent Capital Merger		Fresh Start Adjustments		Successor Company
Assets
Current assets:
Cash and cash equivalents	$19,862	$3,604	(1)	$1,139	(9)	$—		$24,605
Restricted cash	35	—		—		—		35
Trade receivables, net	11,834	—		—		—		11,834
Prepaid and other current assets	23,825	—		27	(9)	—		23,852
Total current assets	55,556	3,604		1,166		—		60,326
Property and equipment, net	37,143	—		—		3,808	(10)	40,951
Subscriber accounts and deferred contract acquisition costs, net	1,151,322	—		—		(55,936)	(11)	1,095,386
Dealer network and other intangible assets	—	—		—		144,700	(12)	144,700
Goodwill	—	—		—		81,943	(13)	81,943
Deferred income tax asset, net	783	—		—		—		783
Operating lease right-of-use asset	19,222	—		90	(9)	—		19,312
Other assets	17,932	—		—		(685)	(14)	17,247
Total assets	$1,281,958	$3,604		$1,256		$173,830		$1,460,648
Liabilities and Stockholder's Equity (Deficit)
Current liabilities:
Accounts payable	$13,713	$—		$—		$—		$13,713
Other accrued liabilities	30,571	(1,070)	(2)	241	(9)	4,427	(15)	34,169
Deferred revenue	12,646	—		—		(5,331)	(16)	7,315
Holdback liability	12,516	—		—		(6,525)	(17)	5,991
Current portion of long-term debt	—	8,225	(3)	—		—		8,225
Total current liabilities	69,446	7,155		241		(7,429)		69,413
Non-current liabilities:
Long-term debt	199,000	786,775	(4)	—		—		985,775
Long-term holdback liability	1,817	—		—		—		1,817
Operating lease liabilities	16,055	—		—		—		16,055
Other liabilities	2,175	—		—		6,013	(15)	8,188
Total non-current liabilities	219,047	786,775		—		6,013		1,011,835
Liabilities subject to compromise	1,722,052	(1,722,052)	(5)	—		—		—
Total liabilities	2,010,545	(928,122)		241		(1,416)		1,081,248
Commitments and contingencies
Stockholder's equity (deficit):
Predecessor additional paid-in capital	436,986	(436,986)	(6)	—		—		—
Predecessor accumulated other comprehensive income, net	6,668	—		—		(6,668)	(18)	—
Successor common stock	—	225	(7)	—		—		225
Successor additional paid-in capital	—	379,175	(7)	—		—		379,175
(Accumulated deficit) retained earnings	(1,172,241)	989,312	(8)	1,015	(9)	181,914	(18)	—
Total stockholder's equity (deficit)	(728,587)	931,726		1,015		175,246		379,400
Total liabilities and stockholder's equity (deficit)	$1,281,958	$3,604		$1,256		$173,830		$1,460,648

Reorganization adjustments

1. Reflects cash contributions and debt principal and interest payments from the implementation to the Plan as follows (dollars in thousands):

Equity rights offering proceeds from Noteholders	$177,000
Equity rights offering proceeds from Ascent Capital	23,000
Payment of Predecessor Credit Facility principal and interest	(165,619)
Payment of Predecessor DIP Facility principal and interest	(28,570)
Payment of Predecessor Senior Notes principal and interest	(2,207)
Net cash contribution	$3,604

2. Represents payment of Predecessor DIP Facility accrued interest.

3. Represents the Current portion of long-term debt based on the repayment terms of the Successor Takeback Loan Facility.

4. Represents the net increase in Long-term debt as follows (dollars in thousands):

Long-term portion of Successor Takeback Term Loan	$814,275
Payment of Predecessor DIP Facility principal	(27,500)
Net increase in Long-term Debt	$786,775

5. Liabilities subject to compromise immediately prior to the Effective Date consisted of the following (dollars in thousands):

Predecessor Term Loan	$1,072,500
Predecessor Senior Notes	585,000
Predecessor Term Loan accrued interest	15,619
Predecessor Senior Notes accrued interest	48,933
Total Liabilities subject to compromise	$1,722,052

Liabilities subject to compromise have been settled as follows in accordance with the Plan (dollars in thousands):

Liabilities subject to compromise	$1,722,052
Payment of Predecessor Term Loan principal and interest	(165,619)
Payment of Predecessor Senior Notes principal and interest	(2,207)
Issue Successor Takeback Term Loan	(822,500)
Fair value of common stock issued to Predecessor Term Loan and Predecessor Senior Notes holders	(171,989)
Gain on settlement of Liabilities subject to compromise	$559,737

6. Pursuant to the Plan, all equity interests of the Predecessor that were issuable or issued and outstanding immediately prior to the Effective Date were cancelled. The elimination of the carrying value of the cancelled equity interests was recorded as an offset to retained earnings (accumulated deficit).

7. Pursuant to the Plan, the Company issued new common stock through an equity rights offering to the Noteholders, the exchange of Ascent Capital common shares for Monitronics common shares pursuant to the Merger, the partial equitization of the Predecessor Term Loan and the cancellation of the outstanding Predecessor Senior Notes, to the extent each Noteholder elected not to receive cash. See Note 3, Emergence from Bankruptcy for further information regarding these transactions. As of the Effective Date, there were 22,500,000 common shares issued and outstanding that have a par value of $0.01 per share.

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

Gain on restructuring and reorganization, net

Gain on restructuring and reorganization recognized as a result of the Chapter 11 Cases is presented separately in the accompanying consolidated statements of operations and comprehensive income (loss) as follows (dollars in thousands):

Period from January 1, 2019 through August 31, 2019
Gain on settlement of Liabilities subject to compromise (a)	559,737
Gain on fresh start adjustments (b)	181,914
Loss on equity rights offering discount (c)	(8,325)
Restructuring and reorganization expense (d)	(63,604)
Gain on restructuring and reorganization, net	669,722

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

(5)    Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (the "FASB") issued ASU 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 requires the lessee to recognize assets and liabilities for leases with lease terms of more than twelve months. The Company adopted ASU 2016-02 using a modified retrospective approach at January 1, 2019, as outlined in ASU 2018-11, Leases (Topic 842): Targeted Improvements. Under this method of adoption, there is no impact to the comparative consolidated statements of operations and comprehensive income (loss) and consolidated balance sheets. The Company determined that there was no cumulative effect adjustment to beginning Accumulated deficit on the consolidated balance sheets. The Company will continue to report periods prior to January 1, 2019 in its financial statements under prior guidance as outlined in Accounting Standards Codification Topic 840, "Leases". In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed carry forward of historical lease classifications.

Adoption of this standard had no impact on the Company's Loss before income taxes and the consolidated statements of cash flows. Upon adoption as of January 1, 2019, the Company recognized an Operating lease right-of-use asset of $20,240,000 and a total Operating lease liability of $20,761,000. The difference between the two amounts were due to decreases in prepaid rent and deferred rent recorded under prior lease accounting in Prepaid and other current assets and Other accrued liabilities, respectively, on the consolidated balance sheets. See Note 18, Leases for further information.

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes ("ASU 2019-12"). ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to the general principles in FASB ASC Topic 740 and becomes effective on January 1, 2021. The adoption of the new guidance is not expected to have a material impact on the Company's consolidated financial statements.

(6)                         Property and Equipment

Property and equipment consist of the following (amounts in thousands):

	Successor Company	Predecessor Company
	December 31, 2019	December 31, 2018
Property and equipment, net:
Leasehold improvements	$397	$771
Computer systems and software	43,915	73,283
Furniture and fixtures	1,561	3,016
	45,873	77,070
Accumulated depreciation	(3,777)	(40,531)
	$42,096	$36,539

Depreciation expense for the Successor Company period September 1, 2019 through December 31, 2019, the Predecessor Company period January 1, 2019 through August 31, 2019, the Predecessor Company year ended December 31, 2018 and the Predecessor Company year ended December 31, 2017 was $3,777,000, $7,348,000, $11,434,000 and $8,818,000, respectively.

In connection with the application of fresh start accounting on August 31, 2019, the Company recorded fair value adjustments disclosed in Note 4, Fresh Start Accounting. Accumulated depreciation was therefore eliminated as of that date.

(7)                         Goodwill

The following table provides the activity and balances of goodwill by reporting unit (amounts in thousands):

	MONI	LiveWatch	Brinks Home Security	Total
Balance at December 31, 2017 (Predecessor Company)	$527,502	$36,047	$—	$563,549
Goodwill impairment	(214,400)	—	—	(214,400)
Reporting unit reallocation	(313,102)	(36,047)	349,149	—
Goodwill impairment	—	—	(349,149)	(349,149)
Balance at December 31, 2018 (Predecessor Company)	$—	$—	$—	$—
Period activity	—	—	—	—
Balance at August 31, 2019 (Predecessor Company)	$—	$—	$—	$—
Impact of fresh start accounting	—	—	81,943	81,943
Balance at August 31, 2019 (Successor Company)	$—	$—	$81,943	$81,943
Period activity	—	—	—	—
Balance at December 31, 2019 (Successor Company)	$—	$—	$81,943	$81,943

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

In early June 2018, the reportable segments known as MONI and LiveWatch were combined and presented as Brinks Home Security. Refer to Note 2, Summary of Significant Accounting Policies for further discussion on the change in reportable segments. As a result of the change in reportable segments, goodwill assigned to these former reporting units of $313,102,000 and $36,047,000, for MONI and LiveWatch, respectively, have been reallocated and combined as of June 30, 2018 under the Brinks Home Security reporting unit.

In connection with the Company's annual goodwill impairment assessment for the year ended December 31, 2018, in which the Company performed a quantitative test in the fourth quarter of its fiscal year, based on October 31 balances, the carrying amount of the Brinks Home Security reporting unit exceeded its estimated fair value. Fair value was determined using an income-based approach (using a discount rate of 8.50%) for the Brinks Home Security reporting unit. Since the carrying amount exceeded the reporting unit's fair value, we recorded an additional impairment charge of $349,149,000, the amount of the remaining carrying value of goodwill. This impairment is primarily attributable to projected decreasing cash flows resulting from a declining customer base.  The Company's projections were revised based on recent historical trends as well as other various outlook considerations, which resulted in reductions in future cash flows and enterprise valuation.

Upon the application of fresh start accounting on August 31, 2019, the Company recorded fair value adjustments disclosed in Note 4, Fresh Start Accounting. The amount recognized for goodwill represented the amount of the reorganization value, after the fresh start accounting adjustments, left over after allocating to the fair value of acquired assets and liabilities.

The Company's annual impairment assessment of goodwill is performed as of October 31st. Assessment of goodwill impairment is at the Brinks Home Security entity level as we operate as a single reporting unit. The fair value of the Company's reporting unit was estimated based on a discounted cash flow model and multiple of earnings. Assumptions critical to our fair value estimates under the discounted cash flow model include the discount rate, projected average revenue growth and projected long-term growth rates in the determination of terminal values. The results of the quantitative assessment in 2019 indicated that the fair value of the reporting unit was in excess of the carrying value, including goodwill. Therefore, goodwill was not impaired as of our annual testing date.

(8)    Other Accrued Liabilities

Other accrued liabilities consisted of the following (amounts in thousands):

	Successor Company	Predecessor Company
	December 31, 2019	December 31, 2018
Accrued payroll and related liabilities	$5,908	$4,459
Interest payable	291	14,446
Income taxes payable	2,603	2,742
Operating lease liabilities	3,725	—
Contingent dealer liabilities	3,274	—
Other	9,153	9,438
Total Other accrued liabilities	$24,954	$31,085

(9)    Debt

Debt consisted of the following (amounts in thousands):

	Successor Company	Predecessor Company
	December 31, 2019	December 31, 2018
Successor Takeback Loan Facility, matures March 29, 2024, LIBOR plus 6.50%, subject to a LIBOR floor of 1.25%, with an effective rate of 8.9%	$820,444	$—
Successor Term Loan Facility, matures July 3, 2024, LIBOR plus 5.00%, subject to a LIBOR floor of 1.50%, with an effective rate of 7.3%	150,000	—
Successor Revolving Credit Facility, matures July 3, 2024, LIBOR plus 5.00%, subject to a LIBOR floor of 1.50%, or base rate (with a floor of 4.5%) plus 4.0%, with an effective rate of 12.0%	16,000	—
9.125% Senior Notes due April 1, 2020 with an effective interest rate of 9.1%	—	585,000
Ascent Intercompany Loan due October 1, 2020 with an effective rate of 12.5%	—	12,000
Term loan, matures September 30, 2022, LIBOR plus 5.50%, subject to a LIBOR floor of 1.00%, with an effective rate of 8.6%	—	1,075,250
$295 million revolving credit facility, matures September 30, 2021, LIBOR plus 4.00%, subject to a LIBOR floor of 1.00%, with an effective rate of 7.5%	—	144,200
	$986,444	$1,816,450
Less: Current portion of long-term debt	(8,225)	(1,816,450)
Long-term debt	$978,219	$—

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

The maturity date of the Successor Takeback Loan Facility is March 29, 2024 and requires quarterly interest payments and, beginning December 31, 2019, quarterly principal payments of $2,056,250. Interest on loans made under the Successor Takeback Loan Facility accrues at an interest rate per year equal to the LIBOR rate (with a floor of 1.25%) plus 6.5% or base rate plus 5.5%. The Successor Takeback Loan Facility, subject to certain exceptions, is guaranteed by each of the Company's existing and future domestic subsidiaries and is secured by substantially all the assets of the Company and such subsidiary guarantors. See Note 20, Consolidating Guarantor Financial Information for further information. The Successor Takeback Loan Facility contains customary representations, warranties, covenants and events of default and related remedies.

Successor Credit Facilities

On the Effective Date, pursuant to the terms of the Plan, the Debtors entered into Successor Credit Facilities with the lenders party thereto, KKR Capital Markets LLC as lead arranger and bookrunner, KKR Credit Advisors (US) LLC as Structuring Advisor and Encina Private Credit SPV, LLC as administrative agent, swingline lender and L/C issuer. Under the Successor Credit Facilities, the Company has access to $295,000,000 which includes $150,000,000 in term loans under the Successor Term Loan Facility and up to $145,000,000 under the Successor Revolving Credit Facility (including a $10,000,000 swingline loan). As of December 31, 2019, the Company had an aggregate of $1,000,000 available under two standby letters of credit issued. One letter of credit for $400,000 expired as of January 31, 2020 and was not renewed. As of December 31, 2019, $128,000,000 is available for borrowing under the Successor Revolving Credit Facility, subject to certain financial covenants.

The maturity date of loans made under the Successor Credit Facilities is July 3, 2024, subject to a springing maturity of March 29, 2024, or earlier, depending on any repayment, refinancing or changes in the maturity date of the Successor Takeback Loan Facility. Interest on loans made under the Successor Credit Facilities accrues at an interest rate per year equal to the LIBOR rate (with a floor of 1.5%) plus 5.0% or base rate (with a floor of 4.5%) plus 4.0%, dependent upon the type of borrowing requested by the Company. There is a commitment fee of 0.75% on unused portions of the Successor Revolving Credit Facility.

The Successor Credit Facilities, subject to certain exceptions, are guaranteed by each of the Company's existing and future domestic subsidiaries and are secured by substantially all the assets of the Company and such subsidiary guarantors. See Note 20, Consolidating Guarantor Financial Information for further information. The Successor Credit Facilities contain customary representations, warranties, covenants and events of default and related remedies.

The terms of the Successor Takeback Loan Facility and the Successor Credit Facilities provide for certain financial and nonfinancial covenants.  As of December 31, 2019, the Company was in compliance with all required covenants under these financing arrangements.

Predecessor Senior Notes

The Predecessor Senior Notes totaled $585,000,000 in principal, were scheduled to mature on April 1, 2020 and bore interest at 9.125% per annum.  Interest payments were due semi-annually on April 1 and October 1 of each year. On the Effective Date, by operation of the Plan, the Company cancelled all outstanding obligations under the Predecessor Senior Notes and exchanged the Predecessor Senior Notes, at the option of each Noteholder, (A) cash in an amount equal to 2.5% of the principal and accrued but unpaid interest due under the Senior Notes held by such Noteholder or (B) to the extent that such Noteholder elects not to receive cash, its pro rata share of 18.0% of the Common Stock to be issued and outstanding as of the Effective Date. See Note 3, Emergence from Bankruptcy for further information.

In conjunction with the failed refinancing of the Senior Notes during 2018, Ascent Capital allocated $5,214,000 of refinancing expense to Monitronics in March of 2019.

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

Predecessor Credit Facility

The Predecessor Credit Facility term loan had an outstanding prepetition principal balance of $1,072,500,000 and was scheduled to mature on September 30, 2022. The Credit Facility term loan required quarterly interest payments and quarterly principal payments of $2,750,000. The Credit Facility term loan bore interest at LIBOR plus 5.5%, subject to a LIBOR floor of 1.0%. On the Effective Date, by operation of the Plan, the Company cancelled all outstanding obligations under the Predecessor Credit Facility and exchanged the outstanding principal balance for (A) $150,000,000 in cash, (B) $100,000,000 in shares of Common Stock and (C) new term loans under an $822,500,000 takeback term loan facility (the Successor Takeback Loan Facility discussed above). See Note 3, Emergence from Bankruptcy and Note 14, Stockholders' Equity for further information.

The Predecessor Credit Facility revolver had a prepetition principal amount outstanding of $181,400,000 and an aggregate of $1,000,000 available under two standby letters of credit issued and was scheduled to mature on September 30, 2021. The Credit Facility revolver typically bore interest at LIBOR plus 4.0%, subject to a LIBOR floor of 1.0%. There was a commitment fee of 0.5% on unused portions of the Predecessor Credit Facility revolver. In conjunction with negotiations around certain defaults under the Predecessor Credit Facility in the first quarter of 2019, the Predecessor Credit Facility revolver lenders allowed us to continue to borrow under the revolving credit facility for up to $195,000,000 at an alternate base rate plus 3.0% and the Predecessor Credit Facility term loan lenders allowed the term loan to renew with interest due on an alternate base rate plus 4.5%. Additionally, for the period of April 24, 2019 through May 20, 2019, an additional 2.0% default interest rate was accrued and paid on the Predecessor Credit Facility term loan and revolver. On July 3, 2019, with approval from the Bankruptcy Court, the Predecessor Credit Facility revolver principal and interest was repaid in full with proceeds from the Predecessor DIP Facility. On the Effective Date, the Predecessor DIP Facility was replaced with the Successor Credit Facilities (as discussed above). See Note 3, Emergence from Bankruptcy for further information.

In order to reduce the financial risk related to changes in interest rates associated with the floating rate term loan under the Predecessor Credit Facility term loan and Successor Takeback Loan Facility, the Company enters into derivative financial instruments. For the Predecessor Credit Facility term loan, the Company had entered into interest rate swap agreements with terms similar to the Predecessor Credit Facility term loan (all outstanding interest rate swap agreements are collectively referred to as the “Swaps”). Prior to December of 2018, all of the Swaps were designated as effective hedges of the Company's variable rate debt and qualified for hedge accounting. However, in December of 2018, given the potential for changes in the Company's future expected interest payments that the Swap hedged, all of the Swaps no longer qualified as a cash flow hedge and were de-designated as such. In April of 2019, all of the outstanding Swaps were settled and terminated with their respective counterparties. For the Successor Takeback Loan Facility, the Company has entered into an interest rate cap agreement. The critical terms of the interest rate cap were designed to mirror the terms of the Successor Takeback Loan Facility and are highly effective at offsetting the cash flows being hedged. See Note 10, Derivatives for further disclosures related to the settlement of these derivative instruments.

As of December 31, 2019, principal payments scheduled to be made on the Company’s debt obligations are as follows (amounts in thousands):

2020	$8,225
2021	8,225
2022	8,225
2023	8,225
2024	953,544
Thereafter	—
Total debt principal payments	$986,444

(10)    Derivatives

Interest Rate Cap

In November of 2019, the Company entered into an interest rate cap agreement to reduce the interest rate risk inherent in the Company's variable rate Successor Takeback Loan Facility. The interest rate cap agreement provides the right to receive cash if the reference interest rate rises above a contractual rate. The premium paid for the interest rate cap agreement was $3,020,000, which was the initial fair value of the interest rate cap recorded on the consolidated balance sheets.

The critical terms of the interest rate cap were designed to mirror the terms of the Company's variable rate Successor Takeback Loan Facility and are highly effective at offsetting the cash flows being hedged. The Company designated the interest rate cap as a cash flow hedge of the variability of the LIBOR-based interest payments on $750,000,000 of principal of the Successor Takeback Loan Facility. The interest rate cap agreement will expire on December 31, 2023. The effective portion of the interest rate cap's change in fair value is recorded in Accumulated other comprehensive income (loss).  Any ineffective portions of the interest rate cap's change in fair value are recognized in current earnings in Interest expense.

During the Successor Company period from September 1, 2019 through December 31, 2019, interest expense of $71,000 was reclassified from Accumulated other comprehensive income (loss) to Interest expense on the consolidated statements of operations and comprehensive income (loss). The Company expects to similarly reclassify approximately $739,000 from Accumulated other comprehensive income (loss) to Interest expense on the consolidated statements of operations and comprehensive income (loss) in the next twelve months.

The fair value of the interest rate cap was $2,959,000 at December 31, 2019, and constituted an asset of the Company. The fair value of the interest rate cap is included in non-current Other assets, net on the consolidated balance sheets based on the maturity date of the derivative instrument. See Note 11, Fair Value Measurements for related fair value disclosures.

Interest Rate Swaps

Historically, the Company utilized Swaps to reduce the interest rate risk inherent in the Company's variable rate Credit Facility term loan. The valuation of these instruments was determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflected the contractual terms of the derivatives, including the period to maturity, and used observable market-based inputs, including interest rate curves and implied volatility. The Company incorporated credit valuation adjustments to appropriately reflect the respective counterparty's nonperformance risk in the fair value measurements. See Note 11, Fair Value Measurements for additional information about the credit valuation adjustments.

Prior to December of 2018, all of the Swaps were designated and qualified as cash flow hedging instruments, with the effective portion of the Swaps' change in fair value recorded in Accumulated other comprehensive income (loss). However, in December of 2018, given the potential for changes in the Company's future expected interest payments that these Swaps hedged, all of the Swaps no longer qualified as a cash flow hedge and were de-designated as such. Before the de-designation, changes in the fair value of the Swaps were recognized in Accumulated other comprehensive income (loss) and were reclassified to Interest expense when the hedged interest payments on the underlying debt were recognized. After the de-designation, changes in the fair value of the Swaps are recognized in Unrealized loss on derivative financial instruments on the consolidated statements of operations and comprehensive income (loss). For the period from January 1, 2019 through August 31, 2019, the Company recorded an Unrealized loss on derivative financial instruments of $4,577,000. On April 30, 2019, the various counterparties and the Company agreed to settle and terminate all of the outstanding swap agreements, which required us to pay $8,767,000 in termination amount to certain counterparties and required a certain counterparty to pay $6,540,000 in termination amount to us, resulting in a Realized net loss on derivative financial instruments of $2,227,000. There are no derivatives outstanding as of December 31, 2019.

Amounts recognized in Accumulated other comprehensive income (loss) as of the de-designation date were to be amortized to Interest expense on the consolidated statements of operations and comprehensive income (loss) over the remaining term of the hedged forecasted transactions of the Swaps which were 3 month LIBOR interest payments. The remaining amount recognized in Accumulated other comprehensive income (loss) was evaluated to have no fair value upon the application of fresh start accounting pursuant to the Plan. The carrying value of this amount was expensed to Gain on restructuring and reorganization, net in the Predecessor period.

The impact of the derivatives designated as cash flow hedges on the consolidated financial statements is depicted below (amounts in thousands):

	Successor Company	Predecessor Company
	Period from September 1, 2019 through December 31, 2019	Period from January 1, 2019 through August 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Effective portion of gain (loss) recognized in Accumulated other comprehensive income (loss)	$(62)	$—	$12,882	$(3,842)
Effective portion of loss reclassified from Accumulated other comprehensive income (loss) into Net income (loss) (a)	$71	$(940)	$(1,496)	$(5,424)
Ineffective portion of amount of gain recognized into Net income (loss) on interest rate swaps (a)	$—	$—	$—	$88

(a)        Amounts are included in Interest expense in the consolidated statements of operations and comprehensive income (loss). Upon the adoption of ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities on January 1, 2018, ineffectiveness is no longer measured or recognized.

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

The following summarizes the fair value level of assets and liabilities that are measured on a recurring basis at December 31, 2019 and December 31, 2018 (amounts in thousands):

	Level 1	Level 2	Level 3	Total
December 31, 2019 (Successor Company)
Interest rate cap agreement - asset (a)	$—	$2,959	$—	$2,959
Interest rate swap agreements - assets (b)	—	—	—	—
Interest rate swap agreements - liabilities (b)	—	—	—	—
Total	$—	$2,959	$—	$2,959
December 31, 2018 (Predecessor Company)
Interest rate cap agreement - asset (a)	$—	$—	$—	$—
Interest rate swap agreements - assets (b)	—	10,552	—	10,552
Interest rate swap agreements - liabilities (b)	—	(6,039)	—	(6,039)
Total	$—	$4,513	$—	$4,513

(a)	Interest rate cap asset value is included in non-current Other assets on the consolidated balance sheets.

(b)	Swap asset values are included in non-current Other assets and Swap liability values are included in non-current Derivative financial instruments on the consolidated balance sheets.

The Company has determined that the significant inputs used to value the Swaps fall within Level 2 of the fair value hierarchy.  As a result, the Company has determined that its derivative valuations are classified in Level 2 of the fair value hierarchy.

Carrying values and fair values of financial instruments that are not carried at fair value are as follows (amounts in thousands):

	Successor Company	Predecessor Company
	December 31, 2019	December 31, 2018
Long term debt, including current portion:
Carrying value	$986,444	$1,816,450
Fair value (a)	$857,717	$1,218,606

(a)	The fair value is based on market quotations from third-party financial institutions and is classified as Level 2 in the hierarchy.

The Company’s other financial instruments, including cash and cash equivalents, restricted cash, accounts receivable and accounts payable are carried at cost, which approximates their fair value because of their short-term maturity.

(12)                         Income Taxes

The Company's Income tax expense (benefit) is as follows (amounts in thousands):

	Successor Company	Predecessor Company
	Period from September 1, 2019 through December 31, 2019	Period from January 1, 2019 through August 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Current:
Federal	$—	$—	$—	$(426)
State	604	1,775	2,535	2,559
	$604	$1,775	$2,535	$2,133
Deferred:
Federal	$—	$—	$(12,892)	$(4,593)
State	100	—	(1,195)	567
	$100	$—	$(14,087)	$(4,026)
Total Income tax expense (benefit)	$704	$1,775	$(11,552)	$(1,893)

On December 22, 2017, new tax reform legislation that significantly reforms the Internal Revenue Code of 1986, as amended, was enacted (the "2017 Tax Act"). The 2017 Tax Act includes numerous changes to existing tax law, including a permanent reduction in the federal corporate income tax rate from 35% to 21%. The rate reduction is effective for the Company as of January 1, 2018.

Total Income tax expense (benefit) differs from the amounts computed by applying the U.S. federal income tax rate of 21% for 2019 and 2018 and 35% for 2017 as a result of the following (amounts in thousands):

	Successor Company	Predecessor Company
	Period from September 1, 2019 through December 31, 2019	Period from January 1, 2019 through August 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Computed expected tax expense (benefit)	$(6,852)	$126,039	$(144,963)	$(39,616)
Change in valuation allowance affecting income tax expense	6,958	16,769	52,916	39,499
Cancellation of debt income not taxable	—	(117,545)	—	—
Other restructuring and reorganization income not resulting in tax impact	—	(36,453)	—	—
Non-deductible bankruptcy costs	—	8,808	—	—
Goodwill impairment not resulting in tax impact	—	—	78,869	—
Other expense (income) not resulting in tax impact	42	2,755	568	1,211
Tax amortization of indefinite-lived assets	—	—	—	4,001
2017 Federal tax reform enactment	—	—	—	(9,020)
State and local income taxes, net of federal income taxes	556	1,402	1,058	2,032
Total Income tax expense (benefit)	$704	$1,775	$(11,552)	$(1,893)

Components of deferred tax assets and liabilities as of December 31, 2019 and 2018 are as follows (amounts in thousands):

	Successor Company	Predecessor Company
	December 31, 2019	December 31, 2018
Accounts receivable reserves	$1,008	$1,205
Accrued liabilities	4,395	3,564
Net operating loss ("NOL") carryforwards	111,512	194,976
Derivative financial instruments	—	1,770
Other deferred tax assets	7,540	1,911
Valuation allowance	(24,457)	(148,419)
Total deferred tax assets	$99,998	$55,007
Intangible assets	(96,204)	(52,161)
Property, plant and equipment	(3,110)	(2,063)
Total deferred tax liabilities	$(99,314)	$(54,224)
Net deferred tax assets	$684	$783

For the year ended December 31, 2019, the valuation allowance decreased by $123,962,000.  The change in the valuation allowance is primarily attributable to the impact of the cancellation of debt income on the Company's NOLs, which decreased the valuation allowance by $127,571,000, and other deferred tax impacts that decreased the valuation allowance $40,863,000, primarily related to the fresh start accounting adjustments. These decreases were offset by an increase in valuation allowance of $23,727,000 related to current federal income tax expense and the deferred tax impact of the Ascent downstream merger which increased the valuation allowance $20,745,000.

At December 31, 2019, the Company has $308,257,000 and $215,985,000 in NOLs for federal and state tax purposes, respectively.  The federal net operating losses recognized through December 31, 2017 of $250,538,000 expire at various times from 2027 through 2037.  The state net operating loss carryforwards will expire through 2039.  Approximately $510,000 of the Company’s net operating losses are subject to Internal Revenue Code Section 382 limitations.  The Company has $213,000 of alternative minimum tax credits ("AMT") which will be refunded upon filing the 2020 through 2021 federal tax returns.  The Company also has $684,000 of state credits that will expire through 2027.

As of December 31, 2019, the 2016 to 2019 tax years remain open to examination by the IRS and the 2015 to 2019 tax years remain open to examination by certain state tax authorities.

A reconciliation of the beginning and ending amount of uncertain tax positions, which is recorded in other long term liabilities, is as follows (amounts in thousands):

	Successor Company	Predecessor Company
	Period from September 1, 2019 through December 31, 2019	Period from January 1, 2019 through August 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
As of the beginning of the year	$5,629	$205	$204	$208
Increases for tax positions of current years	—	—	7	—
Reductions for tax positions of prior years	—	—	(6)	(4)
Increase from Ascent downstream merger	—	5,424	—	—
As of the end of the year	$5,629	$5,629	$205	$204

When the tax law requires interest to be paid on an underpayment of income taxes, the Company recognizes interest expense from the first period the interest would begin accruing according to the relevant tax law. Any accrual of interest and penalties related to underpayment of income taxes on uncertain tax positions is included in Income tax expense in the accompanying consolidated statements of operations and comprehensive income (loss). As of December 31, 2019, accrued interest and penalties related to uncertain tax positions were approximately $143,000.  The Company does not expect a significant change in uncertain tax positions in the next twelve months.

(13)                         Stock-Based and Long-Term Compensation

During the Successor Company period September 1, 2019 through December 31, 2019, there were no stock-based awards granted or outstanding. During the Predecessor Company period January 1, 2019 through August 31, 2019, the Predecessor Company year ended December 31, 2018 and the Predecessor Company year ended December 31, 2017, certain employees of the Company were granted stock-based awards of Ascent Capital Series A Common Stock under Ascent Capital's 2008 Incentive Plan and Ascent Capital's 2015 Omnibus Incentive Plan. All outstanding awards accelerated vesting or were cancelled as of the Effective Date. There are no outstanding or unvested stock-based compensation awards as of December 31, 2019.

Stock Options

Ascent Capital awarded non-qualified stock options for Ascent Capital Series A Common Stock to the Company's executives and certain employees.  The exercise price was typically granted as the closing share price for Ascent Capital Series A Common Stock as of the grant date.  The awards generally had a life of five to seven years and vested over two to four years. The grant-date fair value of the Ascent Capital stock options granted to Brinks Home Security's employees was calculated using the Black-Scholes model. There were no options granted in 2019, 2018 and 2017.

The following table presents the number and weighted average exercise price ("WAEP") of outstanding options to purchase Ascent Capital Series A Common Stock granted to certain Brinks Home Security employees:

	Series A Common Stock Options	WAEP
Outstanding at January 1, 2019 (Predecessor Company)	14,600	$50.47
Granted	—	$—
Exercised	—	$—
Forfeited	(3,000)	$50.47
Expired	(11,600)	$50.47
Outstanding at August 31, 2019 (Predecessor Company)	—	$—
Exercisable at August 31, 2019 (Predecessor Company)	—	$—

As of December 31, 2019, there was no compensation cost related to unvested stock option awards to be recognized in the consolidated statements of operations and comprehensive income (loss) over the next twelve months.

Restricted Stock Awards and Restricted Stock Units

Ascent Capital made awards of restricted stock for its common stock to the Company's executives and certain employees.  Substantially all of these awards were for Ascent Capital Series A Common Stock.  The fair values for the restricted stock awards and restricted stock units was based on the closing price of Ascent Capital Series A Common Stock on the applicable grant dates.

Upon the grant of a restricted stock award, the recipient received a stock certificate for the number of restricted shares granted. The stock could not be transferred or sold until the vesting criteria was met. Upon the grant of a restricted stock unit award, the recipient received the right to receive a number of shares at vesting and, as such, shares of stock were not issued until the vesting criteria was met. The awards generally vested over two to five years.

The following table presents the number and weighted average fair value ("WAFV") of unvested restricted stock awards granted to certain Brinks Home Security employees:

	Series A Restricted Stock Awards	WAFV
Outstanding at January 1, 2019 (Predecessor Company)	15,023	$15.20
Granted	—	$—
Vested	(15,023)	$15.20
Cancelled	—	$—
Outstanding at August 31, 2019 (Predecessor Company)	—	$—

There were no outstanding Ascent Capital Series A or Series B restricted stock awards as of December 31, 2019.

The following table presents the number and WAFV of unvested restricted stock units granted to certain Brinks Home Security employees:

	Series A Restricted Stock Units	WAFV
Outstanding at January 1, 2019 (Predecessor Company)	487,489	$5.52
Granted	—	$—
Vested	(8,438)	$22.39
Cancelled	(479,051)	$5.22
Outstanding at August 31, 2019 (Predecessor Company)	—	$—

As of December 31, 2019, there was no compensation cost related to unvested restricted stock and stock unit awards to be recognized in the consolidated statements of operations and comprehensive income (loss) over the next twelve months.

Cash Incentive Plan

In 2017 and 2018, the Company made awards to certain employees under its 2017 Cash Incentive Plan (the “2017 Plan”). The 2017 Plan provides the terms and conditions for the grant of, and payment with respect to, phantom units granted to certain officers and other key personnel of the Company. When each award was originally granted, the value of a single phantom unit (“phantom unit value”) was tied to the value of Ascent Capital Series A Common Stock. Upon completion of the Merger, the number of outstanding phantom units was converted using the Exchange Ratio. Following the Merger, the phantom unit value is tied to the value of Common Stock. The 2017 Plan is administered by a committee (the "committee") whose members are designated by the Compensation Committee of Monitronics' Board of Directors. Grants are determined by the committee, with the first grant occurring on January 1, 2017 and a second grant occurring on January 1, 2018. There were 16,977 phantom units outstanding as of December 31, 2019. The phantom units vest annually over a three-year period beginning on the grant date and are payable in cash at each vesting date. The Company records a liability and a charge to expense based on the phantom unit value and percent vested at each reporting period. As of December 31, 2019, $76,000 was accrued for the estimated vested value of the phantom awards.

(14)    Stockholders' Equity

Prior to the Merger, the Company had one thousand shares of common stock issued and outstanding to Ascent Capital. Upon completion of the Merger, these shares were cancelled. Pursuant to the Company's certificate of incorporation adopted in accordance with the Plan, the Company is authorized to issue an aggregate of 50,000,000 shares of stock consisting of: (i) 45,000,000 shares of Common Stock and (ii) 5,000,000 shares of Preferred Stock.

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

As of December 31, 2019, the Company had 22,500,000 issued and outstanding shares of Common Stock.

Successor Preferred Stock

The board of directors of the Company has the authority, without action by its stockholders, to designate and issue preferred stock of the Company in one or more series and to designate the rights, powers, preferences and privileges of each series and any qualifications, limitations or restrictions thereof, which may be greater or less than the rights of the Common Stock. As of December 31, 2019, no shares of preferred stock were issued.

Accumulated Other Comprehensive Income (Loss)

The following table provides a summary of the changes in Accumulated other comprehensive income (loss) for the periods presented (amounts in thousands):

Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2016 (Predecessor Company)	$(8,957)
Unrealized loss on derivatives recognized through Accumulated other comprehensive income (loss), net of income tax of $0 (a)	(3,842)
Reclassifications of unrealized loss on derivatives into Net loss, net of income tax of $0 (b)	5,424
Net period other comprehensive income	1,582
Balance at December 31, 2017 (Predecessor Company)	$(7,375)
Impact of adoption of ASU 2017-12	605
Adjusted balance at January 1, 2018 (Predecessor Company)	$(6,770)
Unrealized gain on derivatives recognized through Accumulated other comprehensive income (loss), net of income tax of $0 (a)	12,882
Reclassifications of unrealized loss on derivatives into Net loss, net of income tax of $0 (b)	1,496
Net period other comprehensive income	14,378
Balance at December 31, 2018 (Predecessor Company)	$7,608
Reclassifications of unrealized loss on derivatives into Net loss, net of income tax of $0 (b)	(940)
Balance at August 31, 2019 (Predecessor Company)	$6,668
Impact of fresh start accounting (c)	(6,668)
Balance at August 31, 2019 (Successor Company)	$—
Unrealized loss on interest rate cap recognized through Accumulated other comprehensive income (loss), net of income tax of $0 (a)	(62)
Interest cost of interest rate cap reclassified into Net loss, net of income tax of $0 (b)	71
Net period other comprehensive income	9
Balance at December 31, 2019 (Successor Company)	$9

(a)	No income taxes were recorded on the unrealized gain / (loss) on derivative instrument amounts for 2019, 2018 and 2017 because the Company is subject to a full valuation allowance.

(b)	Amounts reclassified into Net loss are included in Interest expense on the consolidated statements of operations and comprehensive income (loss). See Note 10, Derivatives for further information.

(c)
The remaining amount recognized in Accumulated other comprehensive income (loss) was evaluated to have no fair value upon the application of fresh start accounting pursuant to the Plan. See Note 4, Fresh Start Accounting for further information.

(15)                         Employee Benefit Plans

The Company offers a 401(k) defined contribution plan covering its full-time employees. The plan is funded by employee and employer contributions. Total 401(k) plan expense for the Successor Company period September 1, 2019 through December 31, 2019, the Predecessor Company period January 1, 2019 through August 31, 2019, the Predecessor Company year ended December 31, 2018 and the Predecessor Company year ended December 31, 2017 was $124,000, $204,000, $172,000 and $179,000, respectively.

(16)    Commitments, Contingencies and Other Liabilities

The Company was named as a defendant in multiple putative class actions consolidated in U.S. District Court (Northern District of West Virginia) on behalf of purported class(es) for persons who claim to have received telemarketing calls in violation of various state and federal laws. The actions were brought by plaintiffs seeking monetary damages on behalf of all plaintiffs who received telemarketing calls made by a Monitronics Authorized Dealer, or any Authorized Dealer's lead generator or sub-dealer. In the second quarter of 2017, the Company and the plaintiffs agreed to settle this litigation for $28,000,000 ("the Settlement Amount"). In the third quarter of 2017, the Company paid $5,000,000 of the Settlement Amount pursuant to the settlement agreement with the plaintiffs. In the third quarter of 2018, the Company paid the remaining $23,000,000 of the Settlement Amount. The Company recovered a portion of the Settlement Amount under its insurance policies held with multiple carriers. In the fourth quarter of 2018, we settled our claims against two such carriers in which those carriers paid us an aggregate of $12,500,000. In April of 2019, Monitronics settled a claim against one such carrier in which that carrier paid the Company $4,800,000 which is included in Selling, general and administrative, including stock-based and long-term incentive compensation on the consolidated statements of operations and comprehensive income (loss).

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

(17)    Revenue Recognition

Disaggregation of Revenue

Revenue is disaggregated by source of revenue as follows (in thousands):

	Successor Company	Predecessor Company
	Period from September 1, 2019 through December 31, 2019	Period from January 1, 2019 through August 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Alarm monitoring revenue	$147,646	$319,172	$498,236	$537,399
Product, installation and service revenue	12,671	19,111	38,455	12,308
Other revenue	1,902	4,003	3,667	3,748
Total Net revenue	$162,219	$342,286	$540,358	$553,455

Contract Balances

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers (in thousands):

	Successor Company	Predecessor Company
	December 31, 2019	December 31, 2018
Trade receivables, net	$12,083	$13,121
Contract assets, net - current portion (a)	$12,070	$13,452
Contract assets, net - long-term portion (b)	$14,852	$16,154
Deferred revenue	$12,008	$13,060

(a)        Amount is included in Prepaid and other current assets in the consolidated balance sheets.
(b)        Amount is included in Other assets in the consolidated balance sheets.

(18)    Leases

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

Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet. Lease expense for these leases is recognized on a straight-line basis over the lease term.

All of the Company's leases are currently determined to be operating leases.

Components of Lease Expense

The components of lease expense were as follows (in thousands):

	Successor Company	Predecessor Company
	Period from September 1, 2019 through December 31, 2019	Period from January 1, 2019 through August 31, 2019
Operating lease cost (a)	$160	$321
Operating lease cost (b)	1,281	2,595
Total operating lease cost	$1,441	$2,916

(a)        Amount is included in Cost of services in the consolidated statements of operations and comprehensive income (loss).
(b)        Amount is included in Selling, general and administrative, including stock-based and long-term incentive compensation in the consolidated statements of operations and comprehensive (loss).

Remaining Lease Term and Discount Rate

The following table presents the weighted-average remaining lease term and the weighted-average discount rate:

As of December 31, 2019
Weighted-average remaining lease term for operating leases (in years)	9.5
Weighted-average discount rate for operating leases	11.7%

All of the Company's lease contracts do not provide a readily determinable implicit rate. For these contracts, the Company's estimated incremental borrowing rate is based on information available either upon adoption of ASU 2016-02 or at the inception of the lease.

Supplemental Cash Flow Information

The following is the supplemental cash flow information associated with the Company's leases (in thousands):

	Successor Company	Predecessor Company
	Period from September 1, 2019 through December 31, 2019	Period from January 1, 2019 through August 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Lease payments included in cash flows from operating activities (a)	$1,404	$2,804
Right-of-use assets obtained in exchange for new:
Operating lease liabilities	$543	$91

(a)        Cash flow impacts from Operating lease right-of-use assets and Operating lease liabilities are presented net on the cash flow statement in changes in Payables and other liabilities.

Maturities of Lease Liabilities

As of December 31, 2019, maturities of lease liabilities were as follows:

2020	$3,963
2021	3,416
2022	3,277
2023	3,087
2024	3,065
Thereafter	17,264
Total lease payments	$34,072
Less: Interest	(14,152)
Total lease obligations	$19,920

Disclosures Related to Periods Prior to Adoption of ASU 2016-02

The Company adopted ASU 2016-02 using a modified retrospective method at January 1, 2019 as described in note 5, Recent Accounting Pronouncements. As required, the following disclosure is provided for periods prior to adoption. Minimum lease commitments as of December 31, 2018 that have initial or remaining noncancelable lease terms in excess of one year are as follows (in thousands):

2019	$4,628
2020	4,207
2021	3,093
2022	3,068
2023	3,087
Thereafter	20,329
Total lease payments	$38,412

(19)                         Quarterly Financial Information (Unaudited - see accompanying accountants' report)

The following tables represent the Company's selected unaudited quarterly results for each of the periods and quarters during 2019 and 2018 (amounts in thousands, except per share amounts):

	Predecessor Company			Successor Company
	1st Quarter	2nd Quarter	Period from July 1, 2019 through August 31, 2019	Period from September 1, 2019 through September 30, 2019	4th Quarter
2019:
Net revenue	$129,606	$128,091	$84,589	$36,289	$125,930
Operating income (loss)	$19,321	$19,133	$9,111	$(3,129)	$(519)
Net loss	$(31,770)	$(54,202)	$684,385	$(10,807)	$(22,524)
Basic and diluted net loss per common share	$—	$—	$—	$(0.48)	$(1.00)

	Predecessor Company
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2018:
Net revenue	$133,753	$135,013	$137,156	$134,436
Operating income (loss)	$12,012	$(201,845)	$12,280	$(316,590)
Net loss	$(26,207)	$(241,792)	$(33,840)	$(376,911)
Basic and diluted net loss per common share	$—	$—	$—	$—

(20)    Consolidating Guarantor Financial Information

Monitronics (the "Parent Issuer") entered into the Successor Takeback Loan Facility and the Successor Credit Facilities and both are guaranteed by all of the Company's existing domestic subsidiaries. Consolidating guarantor financial information has not been presented in this Form 10-K as substantially all of the Company's operations are now conducted by the Parent Issuer entity. The Company believes that disclosing such information would not provide investors with any additional information that would be material in evaluating the sufficiency of the guarantees.

(21)    Subsequent Events

In March 2020, the COVID-19 pandemic continues to spread throughout the United States. We borrowed $50,000,000 on our Successor Revolving Credit Facility to provide liquidity during this crisis.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

The required certifications of our chief executive officer and chief financial officer are included in Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K. The disclosures set forth in this Item 9A contain information concerning the evaluation of our disclosure controls and procedures, management’s report on internal control over financial reporting and changes in internal control over financial reporting referred to in those certifications. Those certifications should be read in conjunction with this Item 9A for a more complete understanding of the matters covered by the certifications.

Disclosure Controls and Procedures

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

Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2019 due to the material weakness in our internal control over financial reporting, as described below.

Despite the identified material weakness, management concluded that the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the financial position, results of operations and cash flows for the periods disclosed in conformity with GAAP. KPMG LLP, the Company’s independent registered public accounting firm, has issued an unqualified opinion on our consolidated financial statements as of and for the year ended December 31, 2019. This material weakness has no impact on our consolidated financial statements in prior years.

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

The Company’s management assessed the design and effectiveness of internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013). Based on this assessment, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2019 due to the material weakness described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management has identified a material weakness in the Company’s internal control over financial reporting related to the failure to adequately respond to changes in our business that significantly impacted risks and our system of internal control. Specifically, the Company did not completely identify and evaluate the risks of misstatement associated with the accounting and reporting of significant non-routine transactions, including certain aspects of the application of fresh start accounting in accordance with Accounting Standards Codification ("ASC") 852, Reorganizations, and as a result failed to make the necessary modifications to the system of internal control to respond to these risks. In addition, these non-routine transactions created resource constraints that resulted in certain deficiencies in the performance of the Company’s control activities in other non-routine and less technical processes. This material weakness resulted in immaterial misstatements that were corrected prior to the issuance of the Company’s financial statements. Nevertheless, this material weakness creates a reasonable possibility that a material misstatement of the financial statements could occur without being prevented or detected on a timely basis.

Remediation Plan for Material Weakness in Internal Control Over Financial Reporting

Management is taking steps to remediate this material weakness, including revamping our risk assessment process to better respond to accounting and process risks created by future changes in the business and other non-routine transactions, increasing the depth and experience within our accounting and finance organization and designing and implementing improved processes and internal controls. However, we are unable to currently estimate how long full remediation will take, and our efforts to remediate this material weakness may not be effective or prevent any future material weakness or significant deficiency in our internal control over financial reporting. If our efforts are not successful, or other material weaknesses or control deficiencies occur in the future, we may be unable to report our financial results accurately on a timely basis, which could cause our reported financial results to be materially misstated and result in the loss of investor confidence and cause the market price of our common stock to decline.

Changes in Internal Control Over Financial Reporting

Except for the identification of the material weaknesses previously described and the initiation of related remediation steps, there were no changes to our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15 and 15d-15 of the Exchange Act that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

Information required by Items 10, 11, 12, 13 and 14 of Part III will be filed as an amendment to this Annual Report on Form 10-K not later than 120 days after December 31, 2019.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

ITEM 11. EXECUTIVE COMPENSATION

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

(a) (3)  Exhibits

Listed below are the exhibits which are filed as a part of this report:

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
3.3
Certificate of Ownership and Merger, dated July 7, 2011 (incorporated by reference to Exhibit 3.1 to Ascent Capital's Current Report on Form 8-K (File No. 001-34176), filed with the Commission on July 8, 2011) (filed for the purpose of changing the name of Ascent Capital).

10.1
Employment Agreement, dated September 13, 2019, by and between William E. Niles and Monitronics International, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019 filed with the SEC on November 13, 2019).

10.2
Employment Agreement, dated July 14, 2017, by and between Ascent Capital and Fred A. Graffam (incorporated by reference to Exhibit 10.2 to Ascent Capital’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017 filed with the SEC on November 2, 2017).

10.3
Employment Agreement, dated August 25, 2015, by and between Ascent Capital and Jeffrey R. Gardner (incorporated by reference to Exhibit 10.4 to Ascent Capital's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 filed with the SEC on November 9, 2015).

10.4
Form of Indemnification Agreement between Monitronics International, Inc. and the directors of Monitronics International, Inc. (incorporated by reference to Exhibit 10.1 to Monitronics’ Current Report on Form 8-K (File No. 333-110025), filed with the Securities and Exchange Commission on September 5, 2019).

10.5
Senior Secured Credit Agreement dated as of August 30, 2019, among Monitronics International, Inc., the guarantors party thereto, Encina Private Credit SPV, LLC as administrative agent, swingline lender and L/C issuer, KKR Capital Markets LLC as lead arranger and bookrunner, KKR Credit Advisors (US) LLC as structuring advisor and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 4, 2019).

10.6
Loan Agreement dated as of August 30, 2019, among Monitronics International, Inc., the guarantors party thereto, Cortland Capital Market Services LLC as administrative agent and the lenders party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 4, 2019).

10.7
Registration Rights Agreement dated as of August 30, 2019, among Monitronics International, Inc. and the holders party thereto (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 4, 2019).

21	List of Subsidiaries of Monitronics International, Inc. *
24	Power of Attorney dated March 30, 2020. *
31.1	Chief Executive Officer Certifications pursuant to Section 301 of the Sarbanes-Oxley Act of 2002. *
31.2	Chief Financial Officer Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32	18 U.S.C. Section 1350 Certification, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
101.INS	XBRL Instance Document. *
101.SCH	XBRL Taxonomy Extension Schema Document. *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document. *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. *

*	Filed herewith.
**	Furnished herewith.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONITRONICS INTERNATIONAL, INC.

Dated:	March 30, 2020	By	/s/ William E. Niles
William E. Niles
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ William E. Niles	Chief Executive Officer (principal executive officer)	March 30, 2020
William E. Niles

/s/ Patrick J. Bartels, Jr.	Director	March 30, 2020
Patrick J. Bartels, Jr.

/s/ Stephen Escudier	Director	March 30, 2020
Stephen Escudier

/s/ Mitchell G. Etess	Director	March 30, 2020
Mitchell G. Etess

/s/ Michael J. Kneeland	Director	March 30, 2020
Michael J. Kneeland

/s/ Michael R. Meyers	Director	March 30, 2020
Michael R. Meyers

/s/ Dick Seger	Director	March 30, 2020
Dick Seger

/s/ Fred A. Graffam	Chief Financial Officer, Executive Vice President and Assistant Secretary (principal financial and accounting officer)	March 30, 2020
Fred A. Graffam