Form 10-K/A
period 2019-12-31
MONITRONICS INTERNATIONAL INC
filed 2020-05-08
CIK 1265107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

FORM 10-K/A
(Amendment No. 1)
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

EXPLANATORY NOTE

The Registrant is filing this Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “Form 10-K”) to include all of the Part III information required by applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, the Registrant hereby amends and replaces in their entirety Items 10, 11, 12, 13 and 14 in the Form 10-K.

As required by Rule 12b-15, the Registrant’s principal executive officer and principal financial officer are providing Rule 13a-14(a)/15(d)-14(a) certifications. Accordingly, the Registrant hereby amends Item 15 in the Form 10-K to add such reports as Exhibits. As no financial statements have been included in this Form 10-K/A and it does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. The Company is not including certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) as no financial statements are being filed with this Form 10-K/A.

Except as described above, this Form 10-K/A does not amend, update or change any other items, consents, or disclosures in the Form 10-K, including any of the financial information disclosed in Parts II and IV of the Form 10-K, and does not purport to reflect any information or events subsequent to the filing thereof. Accordingly, this Form 10-K/A should be read in conjunction with the Form 10-K and the Company's other filings with the SEC subsequent to the filing of the Form 10-K.

We refer to Monitronics International, Inc. as “Monitronics,” the “Company,” “us,” “we” and “our” in this report.

MONITRONICS INTERNATIONAL, INC.
2019 ANNUAL REPORT ON FORM 10-K
(Amendment No. 1)

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers of Monitronics International, Inc.

The following lists our directors and executive officers, their ages and a description of their business experience, including such person's professional background and positions held with our Company, and where applicable, positions with our predecessors. The following also includes, as to each of our directors, how long such person has been a director of our Company, other public company directorships and other factors considered in the determination that such person possesses the requisite qualifications and skills to serve as a member of our board of directors (our "Board").

Name	Age	Position
William E. Niles	56	Chief Executive Officer
Fred A. Graffam III	54	Chief Financial Officer, Executive Vice President and Assistant Secretary
Patrick J. Bartels, Jr.	44	Director
Stephen Escudier	38	Director
Mitchell G. Etess	62	Director
Michael J. Kneeland	66	Chairman of the Board of Directors
Michael R. Meyers	63	Director
Dick Seger	66	Director
Jeffery R. Gardner	60	Former Chief Executive Officer and Director

William E. Niles has served as Chief Executive Officer since February 2020. He served as General Counsel and Executive Vice President of Monitronics from September 2019 through February 2020, prior to which he served as Executive Vice President and Secretary. Mr. Niles previously served as Chief Executive Officer of Ascent Capital Group, Inc. ("Ascent") from March 2018 to August 2019 and as General Counsel and Secretary of Ascent from September 2008 to August 2019. He also served as Executive Vice President of Ascent from September 2008 through March 2018 and as Executive Vice President and General Counsel of Ascent Media Group, LLC ("AMG") from January 2002 until the sale of AMG in December 2010. From August 2006 through February 2008, Mr. Niles was a member of AMG's executive committee. Prior to 2002, Mr. Niles was a senior executive handling legal and business affairs within AMG and its predecessor companies.

Fred A. Graffam III has served as Chief Financial Officer and Executive Vice President of Monitronics since October 2017. Before joining the Company, Mr. Graffam had served as Senior Vice President of Finance, Investor Relations & Corporate Development of DigitalGlobe, Inc. since April 2015, as its Interim Chief Financial Officer from September 2014 to March 2015 and as Vice President Financial Planning and Analysis from July 2013 to August 2014. From April 2012 to July 2013, Mr. Graffam was Senior Vice President and Chief Financial Officer—North America/APAC Region at Level 3 Communications, Inc. ("Level 3"). Before joining Level 3, he spent 17 years with Comcast Corporation, serving as Senior Vice President of its Beltway Region from 2008 to 2011 and as Senior Vice President-Finance, West Division from 2002 to 2008.

Patrick J. Bartels, Jr. is the Managing Member of Redan Advisors LLC, firm that provides fiduciary services, including board of director representation and strategic planning advisory services for domestic and international public and private business entities. Prior to founding Redan Advisors LLC, Mr. Bartels was a senior investment professional with 20 years of experience. His professional experience includes investing in complex financial restructurings and process-intensive situations in North America, Asia and Europe in a broad universe of industries. Mr. Bartels has served as a director on numerous public and private boards of directors with an extensive track-record of driving value-added returns for all stakeholders through governance, incentive alignment, capital markets transactions, and mergers and acquisitions. Mr. Bartels currently serves on the board of directors of Arch Coal, Inc. and Hexion Inc. From 2002 to December 2018, Mr. Bartels served as a Managing Principal at Monarch Alternative Capital LP, a private investment firm that focused primarily on event-driven credit opportunities. Prior to Monarch, he served as Research Analyst for high yield investments at INVESCO, where he analyzed primary and secondary debt offerings of companies in various industries. Mr. Bartels began his career at Pricewaterhouse Coopers LLP, where he was a Certified Public Accountant. He holds the Chartered Financial Analyst designation. Mr. Bartels received a Bachelor of Science in Accounting with a concentration in Finance from Bucknell University. For Monitronics International, Inc., he serves on the Audit Committee and Personnel and Compensation

Committee. We believe Mr. Bartels is qualified to serve on our board of directors due to his extensive financial and accounting experience and public company board experience.

Stephen Escudier is a Partner with the Credit Platform at EQT Partners ("EQT") based in New York. Mr. Escudier joined EQT in 2010 in London and in 2017, moved to New York to establish EQT's credit business in North America focusing on the special situations strategy. From 2006 to 2009, prior to joining EQT, Mr. Escudier worked for Apollo Management, a private equity investment firm focusing on leveraged buyouts and the purchase of distressed securities. Before this, he was involved in structuring and negotiating financing for leveraged buyouts and corporate acquisitions in the Morgan Stanley Leveraged and Acquisition Finance team in London from 2004 to 2006. Mr. Escudier graduated from Imperial College of Science, Technology and Medicine in 2004 with a first class honours Master's degree in Mechanical Engineering. We believe Mr. Escudier is qualified to serve on our board of directors due to his extensive financial and accounting experience.

Mitchell G. Etess served as Chief Executive Officer of Mohegan Gaming & Entertainment ("Mohegan") from May 2006 to September 2015. He also served as President and Chief Executive Officer of the Mohegan Sun, a gaming and entertainment complex owned by Mohegan, from August 2004 to December 2010. Mr. Etess previously served as Mohegan's Executive Vice President of Marketing from October 1999 to August 2004 and Senior Vice President of Marketing from November 1995 to October 1999. Prior to his employment with Mohegan and Mohegan Sun, Mr. Etess served as Vice President of Marketing at Players Island and Senior Vice President of Marketing and Hotel Operations at Trump Plaza Hotel and Casino. He also held various management positions in the hospitality and advertising industries. We believe Mr. Etess is qualified to serve on our board of directors due to his extensive management experience.

Michael J. Kneeland has more than 35 years of management experience in the equipment rental industry, including key positions in sales and operations with private, public and investor-owned companies, including United Rentals, Inc., Free State Industries, Inc. and Equipment Supply Company. Mr. Kneeland has been non-executive Chair of the board of directors of United Rentals since May 2019, following his retirement as chief executive officer, a position he had held since 2008. He has also served as a member of the board since 2008 and, from 2008 until March 2018, he served as president of United Rentals. Previously, he served as interim chief executive officer of United Rentals from 2007 to 2008. Mr. Kneeland joined United Rentals in 1998 as district manager upon its acquisition of Equipment Supply Company and held a variety of management roles from 1998 to 2007, including being named as Executive Vice President—Operations in 2003. Mr. Kneeland also serves on the board of directors of Anticimex Group, a private pest-control company with headquarters in Stockholm, Sweden. From 2011 until June 2019, he also served on the board of directors of YRC Worldwide, Inc., a leading provider of transportation and global logistics services, and he served as the Chair of the Compensation Committee from July 2011 until May 2017. In 2015, Mr. Kneeland was designated Co-Chair, Transportation Stakeholder Alliance (The Business Council of Fairfield County) and was also appointed to the National Advisory Board for the Johns Hopkins Berman Institute of Bioethics. We believe Mr. Kneeland is qualified to serve on our board of directors due to his extensive management experience and previous public company board experience.

Michael R. Meyers currently serves as an adjunct professor at Texas Christian University, where he teaches an MBA case study course at the Neeley School of Business that focuses on how capital structure enhances shareholder value. Mr. Meyers has held this position since January 2018. He also currently serves as the Manager of Mike R. Meyers LLC, a consulting and advisory services firm. Mr. Meyers previously served as Senior Vice President and Chief Financial Officer of Ascent from 2011 until October 2017. Mr. Meyers also served as the Chief Financial Officer of Monitronics International, Inc., from July 1996 to October 2017. Prior to joining Monitronics, Mr. Meyers had over 15 years of accounting, finance, and operations experience, including working in public accounting firms as a certified public accountant. He has worked with a variety of businesses, including Fortune 500, medium and small companies. We believe Mr. Meyers is qualified to serve on our board of directors due to his experience in the home security industry and his understanding of our business and the history of our organization.

Dick Seger founded the residential home security company Securitas Direct Verisure in Sweden in 1988 as a division of Securitas AB, a global guarding and security services company. He was appointed President and Chief Executive Officer of Securitas Direct Verisure in 2006 after it was spun-off from Securitas AB and listed at the Nasdaq OMX Stockholm Exchange. Mr. Seger served in this role until 2016. He has also has served as a board member of Anticimex AB, a global pest control company, since 2018 and as a board member of Securitas AB since 2017. Mr. Seger serves as an industrial adviser to EQT, a private equity firm, as well as to small technology start-ups. Mr. Seger holds a Master of Science from the Linköping University in Sweden. We believe Mr. Seger is qualified to serve on our board of directors due to his extensive management experience in the home security industry.

Jeffrey R. Gardner resigned from his position as President and Chief Executive Officer and a member of the Board of Monitronics effective February 27, 2020. He served as President and Chief Executive Officer of Monitronics from

September 2015 to February 2020 and served as a member of the Board from August 2019 to February 2020. He also served as a Director of Ascent from November 2016 to August 2019. Mr. Gardner has more than 25 years of expertise in the telecommunications industry and has specific expertise in the areas of operations management, strategic development, finance, accounting and financial reporting. Mr. Gardner was the President and CEO of Windstream, a Fortune 500 communications and services provider. Before that, he was Executive Vice President and Chief Financial Officer of Alltel Corporation, and served in various executive positions at 360 Communications. Mr. Gardner also currently serves on the board of directors for CalAmp Corporation and the Qorvo Corporation, where he is also Chair of the audit committee. From 2006 to 2015, Mr. Gardner served on the board of directors for Windstream Corporation. From 2012 to 2013, Mr. Gardner served as Chair of the United States Telecom Association. Mr. Gardner earned a B.A. in finance and accounting from Purdue University and holds an MBA from the College of William & Mary. We believe Mr. Gardner was qualified to serve on our board of directors due to his extensive executive leadership experience and board experience, including experience with subscription-based businesses.

Board of Directors

The board of directors of Monitronics consists of six members and the current chair of the board of directors is Michael J. Kneeland. The board of directors is divided into three classes, with one director in Class I, two directors in Class II and three directors in Class III. Our certificate of incorporation provides that each director shall serve for a term ending on the date of the third annual meeting of stockholders next following the annual meeting at which such director was elected; provided that each director appointed on the Effective Date (an "Initial Director") to the first class of directors will serve for an initial term expiring at the first annual meeting of stockholders following the Effective Date (which will occur no earlier than the date that is 12 months after the Effective Date), each Initial Director appointed to the second class of directors will serve for an initial term expiring at the second annual meeting of stockholders following the Effective Date, and each Initial Director appointed to the third class of directors will serve for an initial term expiring at the third annual meeting of stockholders following the Effective Date. The Class I director is Mitchell G. Etess; the Class II directors are Patrick J. Bartels, Jr. and Michael R. Meyers; and the Class III directors are Stephen Escudier, Dick Seger and Michael J. Kneeland. Jeffery R. Gardner served as a Class I director prior to his resignation. The division of our board of directors into three classes with staggered three-year terms may delay or prevent a change in control of our company. Our directors may be removed only for cause except (i) until the date of the first annual meeting of stockholders to occur after the second anniversary of the Effective Date, with the prior written consent of the stockholder(s) who designated such director an Initial Director pursuant to the Plan and (ii) a director designated or nominated by a stockholder which, together with its affiliates, beneficially owns at least ten percent of the outstanding common stock of the corporation as of the Effective Date (a "Significant Stockholder") may be removed with the prior written consent of such Significant Stockholder.

In connection with our emergence from Chapter 11, we entered into director nominating agreements that provide affiliates of EQT the right to nominate: (i) three Class III directors so long as EQT and its affiliates own at least 27.5% of the total voting power of the Company; (ii) two Class III directors so long as EQT and its affiliates own at least 17.5% of the total voting power of the Company and (iii) one Class III director so long as EQT and its affiliates own at least 10% of the total voting power of the Company, and provide affiliates of Brigade Capital Management, LP ("Brigade") the right to nominate (i) one Class I directors so long as Brigade and its affiliates own at least 17.5% of the total voting power of the Company and (ii) one Class II directors so long as Brigade and its affiliates own at least 10% of the total voting power of the Company. See "Certain Relationships and Related Party Transactions—Director Nominating Agreement." In connection with our emergence, Stephen Escudier, Andrew Konopelski and Michael J. Kneeland were nominated as directors by EQT and Michael R. Meyers and Mitchell G. Etess were nominated as directors by Brigade. Dick Seger was subsequently nominated by EQT to replace Andrew Konopelski, who resigned from the board of directors.

Our certificate of incorporation provides that the authorized number of directors will initially be fixed at seven directors and the total number of directors may be increased or decreased (but to no less than five or no more than nine directors) from time to time only pursuant to a resolution adopted by directors representing at least three-fourths of the whole board of directors. In addition, our certificate of incorporation and our bylaws provide that, in general, vacancies on the board of directors may be filled by a majority of directors remaining in office, even if less than a quorum.

Board Committees

Shortly after the appointment of the current board of directors on the Effective Date, three standing committees of the board of directors were established: an Audit Committee, a Compensation Committee and a Strategy Committee. Each of these committees is governed by a charter adopted by the board. These charters establish the purposes of the respective committees as well as committee membership guidelines. They also define the authority, responsibilities and procedures of each committee in relation to each committee's role in supporting the board and assisting the board in discharging its duties in supervising and governing the Company. Each charter is available on our website at https://ir.brinkshome.com/corporate-governance/governance-documents.

The Audit Committee consists of Michael R. Meyers, Patrick J. Bartels, Jr. and Stephen Escudier. The board has determined that Michael R. Meyers and Patrick J. Bartels, Jr. qualify as independent under Rule 10A-3 of the Exchange Act and the applicable rules of the OTC Markets Group Inc. (the "OTC Group"). The board has determined that Mr. Bartels satisfies the definition of "audit committee financial expert" under applicable SEC rules. The chair of the Audit Committee is Michael R. Meyers.

The Audit Committee oversees, reviews, acts on and reports on various auditing and accounting matters to the board, including the appointment, compensation and retention of the independent auditor, the scope of our annual audits, fees to be paid to the independent registered public accounting firm, the performance of our independent registered public accounting firm and our accounting practices. In addition, the Audit Committee oversees our compliance programs relating to legal and regulatory requirements.

The Compensation Committee currently consists of Stephen Escudier, Patrick J. Bartels, Jr. and Mitchell G. Etess. The chair of the Compensation Committee is Stephen Escudier. The Compensation Committee approves salaries, incentives and other forms of compensation for officers and other employees. The Compensation Committee also administers any incentive compensation and benefit plans. The Compensation Committee also develops qualification criteria for selecting director candidates, identifies individuals qualified to become board members for recommendation to the board, reviews the board committee structure and recommends directors to serve as members of each committee to the board for its approval.

The Strategy Committee consists of Dick Seger, Stephen Escudier, Michael J. Kneeland and Mitchell G. Etess. The Strategy Committee assists and advises management and the board with respect to forming and evaluating our long-term plans, strategies and goals and assisting management and the board in executing such plans and strategies. The chair of the Strategy Committee is Dick Seger.

Risk Oversight

One of the key functions of our board of directors is informed oversight of our risk management process. Our board of directors does not have a standing risk management committee, but rather administers this oversight function directly through our board of directors as a whole, as well as through various standing committees of our board of directors that address risks inherent in their respective areas of oversight. In particular, our board of directors is responsible for monitoring and assessing strategic risk exposure and our Audit Committee has the responsibility to consider and discuss our major financial risk exposures and the steps our management has taken to monitor and control these exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken. Our Audit Committee also monitors compliance with legal and regulatory requirements. Our Compensation Committee assesses and monitors whether any of our compensation policies and programs has the potential to encourage excessive risk-taking. While each committee is responsible for evaluating certain risks and overseeing the management of such risks, our entire board of directors is regularly informed through committee reports about such risks.

Code of Ethics and Corporate Governance Guidelines

We have adopted a Code of Business Conduct and Ethics that is applicable to all employees, officers and members of our board of directors, which constitutes our "code of ethics" within the meaning of Section 406 of the Sarbanes-Oxley Act, and Corporate Governance Guidelines applicable to our board of directors, each of which are available on our website at http://ir.brinkshome.com/corporate-governance/governance-documents. In addition, we intend to post on our website all disclosures that are required by law concerning any amendments to, or waivers from, any provisions of our code of ethics.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. We do not have a class of our securities registered under Section 12 of the Exchange Act. Until we register a class of our securities under Section 12 of the Exchange Act, we are not subject to the SEC's proxy rules, and our executive officers, directors, and persons who own more than ten percent of our equity securities will not be subject to beneficial ownership reporting requirements under Sections 13 or 16 of the Exchange Act and their related rules.

ITEM 11. EXECUTIVE COMPENSATION

This section sets forth information relating to, and an analysis and discussion of, compensation paid to the following executives, who are our named executive officers:

•	Jeffery R. Gardner, our President and Chief Executive Officer for 2019;

•	Fred A. Graffam III, our Chief Financial Officer; and

•	William E. Niles, our Executive Vice President, General Counsel for 2019.

Prior to our Merger in 2019 with Ascent (the "Merger"), certain of our named executive officers received compensation from Ascent (in addition to compensation from Monitronics). The following disclosure describes the compensation paid to our named executive officers in 2019 by Monitronics and by Ascent (which we refer to collectively in this section as the "Company"). In connection with the Merger, Mr. Niles’ employment with Ascent terminated in August 2019; and he joined Monitronics as our Executive Vice President, General Counsel in September 2019.

On February 27, 2020, Mr. Gardner resigned as our Chief Executive Officer and Mr. Niles was appointed as our Interim Chief Executive Officer.

Compensation Discussion and Analysis

Overview

Prior to the Merger, the compensation committee of Ascent’s board of directors had responsibility for overseeing the compensation of our named executive officers and ensuring that their compensation packages are consistent with our compensation objectives. In furtherance of this purpose, the compensation committee considered and approved all components of the named executive officers’ compensation packages, including periodic corporate goals and objectives upon which compensation decisions are made. The compensation committee also administered Ascent’s equity incentive plans and had the authority to make and modify grants under, and to approve or disapprove participation in, such plans (in each case, other than with respect to awards granted to nonemployee directors). Since the Merger, the compensation committee of our board of directors has had responsibility for overseeing the compensation of our named executive officers.
Objectives

The compensation program for our named executive officers in 2019 was designed to meet the following objectives that align with and support our strategic business goals, particularly during our bankruptcy process prior to the Merger:

•	attracting and retaining executive managers with the industry knowledge, skills, experience and talent to help our Company attain its strategic objectives and build long‑term company value;

•
emphasizing variable performance‑based compensation components, which include equity‑based compensation, by linking individual compensation with corporate operating metrics as well as individual professional achievements; and

•	aligning the interests of management of our Company with the interests of stockholders.
Principles
The following principles were used to guide the design of our executive compensation program in 2019 and to ensure that the program is consistent with the objectives described above:
Competitive Positioning. We believe that our executive compensation program must provide compensation to our named executive officers that is both reasonable in relation to, and competitive with, the compensation paid to similarly situated employees of companies in our similar industries and companies with which we compete for talent, taking into account many factors, including cost‑of‑living considerations. See “—Setting Executive Compensation” below.
“Pay for Performance” Philosophy. We believe our compensation program should align the interests of our named executive officers with the interests of our Company and our stockholders by strengthening the link between pay and Company and individual performance. Accordingly, the compensation committee believed variable compensation, including plan‑based awards, should represent a significant portion of the total compensation mix for our named executive officers.
Say-On-Pay
At Ascent’s 2017 annual stockholders meeting, Ascent’s stockholders representing 97.5% of its aggregate voting power present and entitled to vote on our say‑on‑pay proposal approved, on an advisory basis, Ascent’s executive compensation, as disclosed in Ascent’s proxy statement for its 2017 annual meeting of stockholders. Ascent’s compensation committee did not implement any material changes in 2018 to the executive compensation program as a result of that vote. Ascent held say-on-pay votes triennially, and therefore the proposal approved at its 2017 annual meeting was the most recent say-on-pay proposal conducted with respect our named executive officers’ compensation.
Role of Chief Executive Officer in Compensation Decisions
As a general matter, our Chief Executive Officer provided recommendations to the compensation committee with respect to all elements of compensation proposed to be paid to the other named executive officers in conjunction with his evaluation of their performance. Mr. Gardner participated in the compensation committee’s discussions with respect to the compensation of Messrs. Graffam and Niles, and Messrs. Gardner, Graffam and Niles provided recommendations to the compensation committee with respect to the design of our Company’s 2019 cash and equity incentive awards. For additional information regarding our named executive officers’ compensation packages, see “—Equity Incentive Compensation” and “—Employment Agreements” below.
Setting Executive Compensation
Consistent with the principles outlined above, the compensation committee considered compensation data relating to other companies in reviewing and approving the compensation packages of our named executive officers. Historically, the compensation committee had focused on a select group of peer companies that operated in various markets within the technology, media, communications and entertainment industries. However, in connection with the transition out of the media and entertainment business, the compensation committee hired Compensia, Inc., a compensation consultant (“Compensia”), in May 2011 to assist the compensation committee in identifying a new peer group of companies, gathering market data on competitive market practices with respect to cash and equity‑based compensation and developing an updated compensation framework, including with respect to equity awards (such as award types, vesting parameters and individual allocations).
Along with Compensia, the compensation committee developed a peer group list taking into account our focus on the alarm monitoring and security business (a technology business supported by subscription‑based revenue), our range of financial performance metrics and our aggregate market capitalization. Compensia advised the compensation committee that our peer group of companies should be comprised of those in the technology space and those with a subscription / service‑based business model, which together most closely correlate to our current business and operations. The compensation committee then further updated the peer group in September 2017 as set forth below:

8x8, Inc. Alarm.com Holdings, Inc. ATN International, Inc. Barracuda Networks, Inc. BroadSoft, Inc. Cardtronics Inc. Consolidated Communications Holdings, Inc.	Control4 Corporation CSG Systems International, Inc. Cumulus Media, Inc. DigitalGlobe, Inc. Gigamon Inc. National CineMedia, Inc. RingCentral, Inc. Vonage Holdings Corporation

The compensation committee did not apply specific benchmarking parameters that formed the basis for any of the named executive officers’ employment agreements. Rather, the compensation committee incorporated the competitive market data received from Compensia, including as to the compensation paid by the peer groups described above, into the compensation committee’s total mix of information (including its members’ general business and industry knowledge and experience and its evaluation of each named executive officer’s job performance) in establishing what the compensation committee believed to be reasonable and competitive variable elements of each named executive officer’s compensation package.

Elements of 2019 Executive Compensation

For 2019, the principal components of compensation for our named executive officers were:

•	base salary;

•	discretionary and performance-based cash bonuses;

•	equity incentive compensation; and

•	limited perquisites and personal benefits.

A summary of each element of our 2019 compensation program is set forth below. We believe that each element complements the others and that together they serve to achieve our compensation objectives.
Base Salary
We provide competitive base salaries to attract and retain high‑performing executive talent. We believe that a competitive base salary is an important component of compensation, as it provides a degree of financial stability for executives. The base salary level of each named executive officer is generally determined based on the responsibilities performed by such officer, his or her experience, overall effectiveness and demonstrated leadership ability, the performance expectations set for such officer, and competitive market factors.

On February 1, 2019, Mr. Niles entered into an amended and restated employment agreement with Ascent, effective as of January 1, 2019, which increased his annual base salary from $500,000 to $600,000. Upon joining Monitronics in September 2019 as Executive Vice President, General Counsel, his annual base salary was set at $385,000 pursuant to his Monitronics employment agreement. Following Mr. Gardner’s departure from the Company and Mr. Niles’ appointment as our Interim Chief Executive Officer in February 2020, the compensation committee approved an increase of Mr. Niles’ annual base salary to $550,000 (pro-rated for 2020) until such time as the Company’s board of directors appoints a permanent Chief Executive Officer.
Mr. Graffam's 2019 base salary was increased from $365,000 to $383,250. Mr. Gardner did not receive a base salary increase with respect to 2019.

Bonuses

Management Incentive Plans (Messrs. Gardner and Graffam)
Each of Messrs. Gardner and Graffam was a participant in two semi-annual Management Incentive Plans (“MIPs”) with respect to 2019. Awards under each MIP were earned based on the achievement of corporate performance metrics and, with respect to Mr. Graffam, a subjective assessment of his performance in 2019. The corporate performance metrics for each MIP were (i) attrition disconnects, (ii) account creation multiple, (iii) accounts created and (iv) Pre-SAC Adjusted EBITDA, and each corporate metric was equally weighted as a portion of the corporate performance component.

The 2019 target annual bonus opportunities for Messrs. Gardner and Graffam were 100% and 60% of their annual base salaries, respectively. The following table shows the weightings of the corporate and/or individual performance component as a portion of the executives’ bonus opportunities; with respect to the corporate performance component of the MIP, each of the four corporate performance metrics was weighted equally.

Named Executive Officer	Corporate Performance	Individual Performance
Jeffrey R. Gardner	100%	0%
Fred A. Graffam III	90%	10%
The target goals with respect to each corporate performance metric under each MIP are set forth in the following table:

Corporate Performance Metric	Q1 - Q2 2019 MIP Target Goals	Q3 - Q4 2019 MIP Target Goals
Attrition disconnects	79,544	72,226
Account creation multiple	37.0x	38.9x
Accounts created	46,117	44,211
Monitronics Pre-SAC Adjusted EBITDA (in thousands) (1)	$158,640	$155,270

(1)
For purposes of the MIP, Pre-SAC Adjusted EBITDA for the Q1-Q2 2019 MIP was defined as Adjusted EBITDA as defined in our Annual Report on Form 10-K for the year ended December 31, 2019 (the "2019 Form 10-K") for the applicable period, but excluding subscriber acquisition costs, impacts from changes in contract assets related to ASC 606 and bonus accruals. Pre-SAC Adjusted EBITDA for the Q3-Q4 2019 MIP was defined as Adjusted EBITDA as defined in our 2019 Form 10-K for the applicable period, but excluding subscriber acquisition costs, impacts from deferred revenue Fresh Start adjustments and bonus accruals.

The actual results that we achieved with respect to each corporate performance metric under each MIP are set forth in the following table:

Corporate Performance Metric	Q1 - Q2 2019 Actual Achievement	Q3 - Q4 2019 Actual Achievement
Attrition disconnects	76,820	73,674
Account creation multiple	39.1x	41.2x
Accounts created	42,746	38,640
Monitronics Pre-SAC Adjusted EBITDA (in thousands)	$162,301	$146,887

As mentioned above, 10% of Mr. Graffam’s bonus opportunity under each MIP was based on the compensation committee’s subjective assessment of his individual performance in 2019. The compensation committee decided to award Mr. Graffam an amount equal to 100% of his target bonus opportunity for the individual performance component based on the compensation committee's subjective review of his individual performance in 2019.

William E. Niles Annual Bonus Opportunities

During his employment with Ascent, Mr. Niles was eligible to receive a bonus targeted at 100% of base salary for 2019. His bonus opportunity was based on the achievement of corporate performance goals under two quarterly MIP bonus programs (weighted 30%), litigation and convertible debt goals (weighted 40%) and insurance recovery goals (weighted 30%). The following table shows the corporate performance goals for the two quarterly MIPs:

Corporate Performance Metric	Q1 2019 MIP Target Goals (Niles)	Q2 2019 MIP Target Goals (Niles)
Attrition disconnects	41,734	37,810
Account creation multiple	37.7x	36.5x
Accounts created	19,674	26,443
Monitronics Pre-SAC Adjusted EBITDA (in thousands) (1)	$78,187	$80,453

(1)
For purposes of the MIP, Pre-SAC Adjusted EBITDA for the Q1-Q2 2019 MIP Target Goals was defined as Adjusted EBITDA as defined in our 2019 Form 10-K, but excluding subscriber acquisition costs, impacts from changes in contract assets related to ASC 606 and bonus accruals.

The actual results that Ascent achieved with respect to each corporate performance metric under each quarterly MIP are set forth in the following table:

Corporate Performance Metric	Q1 2019 Actual Achievement	Q2 2019 Actual Achievement
Attrition disconnects	39,300	37,520
Account creation multiple	38.3x	39.8x
Accounts created	20,003	22,743
Monitronics Pre-SAC Adjusted EBITDA (in thousands)	$82,577	$79,724

The Ascent compensation committee determined that the litigation and convertible debt and insurance recovery goals were achieved at 100% and 100%, respectively.

Following the commencement of Mr. Niles’ employment with Monitronics in September 2019, he participated in the same Q3-Q4 semi-annual MIP as Mr. Graffam, with his bonus opportunity pro-rated to reflect his partial year of employment with us. His target bonus was equal to 60% of his base salary. The compensation committee decided to award Mr. Niles an amount equal to 100% of his target bonus opportunity for the individual performance component based on the compensation committee's subjective review of his individual performance in 2019.

Bonuses awarded to each named executive officer as part of these annual bonus programs are set forth in the following table:

Named Executive Officer	Ascent Q1 Bonus	Ascent Q2 Bonus (1)	Monitronics Q1-Q2 Bonus	Monitronics Q3-Q4 Bonus	Total
Jeffrey R. Gardner	N/A	N/A	$205,875	$136,228	$342,103
Fred A. Graffam III	N/A	N/A	$78,901	$75,204	$154,105
William E. Niles	$51,750	$444,750	N/A	$38,891	$535,391

(1)
The Ascent Q2 Bonus for Mr. Niles includes $240,000 paid in April 2019 on achievement of litigation goals, $180,000 paid in April 2019 on achievement of insurance goals and $24,750 paid in August 2019 on Q2 2019 corporate performance achievement.

Cash Incentive Plan

In 2017, we adopted the Monitronics International, Inc. 2017 Cash Incentive Plan (the “Cash Plan”) to encourage key employees to stay with the Company and to increase their personal interest in the continued success and progress of the Company. The Cash Plan originally provided for the grant of phantom units that were valued based on Ascent’s Series A common stock and were payable in cash on each vesting date. In connection with the Merger, phantom unit awards then-outstanding under the Cash Plan were adjusted such that the awards now are valued based on our shares of common stock (rather than Ascent Series A Common Stock). Mr. Graffam is the only named executive officer who holds outstanding phantom unit awards under the Cash Plan; a description of those awards is below.

In 2019, we revised the Cash Plan to provide for the payment of dollar-denominated cash awards. In 2019, Messrs. Gardner and Graffam received awards under the Cash Plan. Both awards to Mr. Gardner were eligible to be earned based on the achievement of performance goals for the applicable performance period; whereas, with respect to Mr. Graffam, one award vests based solely on continued service (the "Graffam Time-Based Award") while the other award was earned based on the achievement of performance goals for the applicable performance period (the "Graffam Performance-Based Award"). The awards granted to Messrs. Gardner and Graffam in 2019 are set forth in the following table:

Executive	Cash Plan Award	Vesting
Jeffery R. Gardner	$1,000,000	Performance-Vesting (2019)
Jeffery R. Gardner	$500,000	Performance-Vesting (2020-2021) (1)
Fred A. Graffam III	$225,000	Performance-Vesting (2019-2021) (2)
Fred A. Graffam III	$225,000	Time-Vesting

(1)
One-half of Mr. Gardner’s Cash Plan award that relates to the 2020 - 2021 performance period (or, $225,000) is eligible to vest annually based on the achievement of applicable performance goals for each year of the two-year performance period.

(2)	One-third of the Graffam Performance-Based Award (or, $75,000) is eligible to vest annually based on achievement of applicable performance goals for each year of the three-year performance period.

The award granted to Mr. Gardner that related to the 2019 performance period was earned based on the achievement of pre-established revenue ($514,849,000) and Adjusted EBITDA ($285,483,000) goals, which were weighted 50/50 as part of the award opportunity. The threshold, target and maximum performance goals, and the corresponding payout at each level, were as follows (with straight-line interpolation between target/threshold and threshold/maximum):

Goal	Revenue (in thousands)	Adjusted EBITDA (in thousands)	Cash Plan Award Earned
Threshold (96.5% - 97.4%)	$496,829	$275,491	50%
Target (range 97.5% - 98.9%)	$501,978	$278,346	75%
Maximum (range 99.0% - 100.4%)	$509,701	$282,628	100%

For purposes of Mr. Gardner’s award, Revenue was defined as total revenue excluding the impact of changes in contract assets related to ASC 606 and impacts from deferred revenue Fresh Start adjustments. Adjusted EBITDA was defined as Adjusted EBITDA as defined in our 2019 Form 10-K, but excluding impacts from changes in contract assets related to ASC 606, impacts from Fresh Start adjustments and bonus accruals. To the extent earned, Mr. Gardner’s award would vest quarterly beginning on March 31, 2020, with the final installment vesting on December 1, 2021, subject to his continued employment. In 2019, we achieved revenue, as defined in the award, of $513,532,000 and Adjusted EBITDA, as defined in the award, of $279,931,000, which resulted in a payout equal to $875,000 for Mr. Gardner. In connection with his separation from the Company in February 2020, the earned portion of this award became fully vested, and the performance-based award granted to Mr. Gardner that related to the 2020 - 2021 performance period became fully vested, each in accordance with their terms.

The portion of the Graffam Performance-Based Award that was earned over the 2019 performance period was earned based on the achievement of a pre-established Monitronics Pre-SAC Adjusted EBITDA goal of $312,007,000. The threshold, target and maximum performance goals, and the corresponding payout at each level, were as follows (with straight-line interpolation between target/threshold and threshold/maximum):

Monitronics Pre-SAC Adjusted EBITDA Achieved (of Goal)	Graffam Performance-Based Award (2019)
96.5% - 97.4%	$37,500
97.5% - 98.4%	$56,250
98.5%	$75,000

Pre-SAC Adjusted EBITDA was defined as Adjusted EBITDA as defined in our 2019 Form 10-K, but excluding subscriber acquisition costs, the impact of changes in contract assets related to ASC 606, impacts from deferred revenue Fresh Start adjustments and bonus accruals. We achieved a Pre-SAC Adjusted EBITDA in 2019, as defined in the award, of $310,484,000; therefore, Mr. Graffam earned 100% of this portion award, which vested and was paid in 2020.

The Graffam Time-Based Award has an aggregate value of $225,000 that vests in substantially equal one-third installments on each of the first three anniversaries of the grant date (or, January 1, 2019), subject to his continued employment through the applicable settlement date.

Graffam Cash Plan Phantom Units

In 2018, Ascent granted Mr. Graffam awards of phantom units under the Cash Plan; one award vests based solely on continued service in three equal annual installments beginning on March 29, 2019, subject to Mr. Graffam’s employment through the applicable settlement date (the "CFO service award") while the other award may be earned by Mr. Graffam based on the attainment of certain performance metrics to be established by the compensation committee annually over the applicable three-year performance period (the "CFO performance award"). In addition, in respect of each phantom unit (if any) that becomes vested in accordance with its terms, Mr. Graffam is eligible to receive an amount equal to all dividends and other distributions payable to stockholders in respect of a share of our common stock (which we refer to as "dividend equivalents").

The Cash Plan phantom unit awards granted to Mr. Graffam in 2018, based on the value of Ascent Series A common stock, are set forth in the following table:

Phantom Unit Award	Phantom Units (#)	Vesting
CFO Performance Award	61,141	Performance-Vesting (2018-2020) (1)
CFO Service Award	61,142	Time-Vesting

(1)	In 2019, the compensation committee determined that 20,381 phantom units from the first tranche of the CFO performance award (i.e., with respect to 2018 performance) had been earned by Mr. Graffam.

Upon the merger of Ascent into Monitronics on August 30, 2019, the remaining 40,761 of unvested CFO performance award phantom units and 40,760 of unvested CFO service award phantom units based on the value of Ascent Series A common stock were converted to 4,252 phantom units based on the value of Monitronics' common stock for each of the CFO performance award and the CFO service award. The portion of the CFO performance award that was earned over the 2019 performance period was earned based on the achievement of a pre-established Monitronics Pre-SAC Adjusted EBITDA goal of $312,007,000. The threshold, target and maximum performance goals, and the corresponding payout at each level, were as follows (with straight-line interpolation between target/threshold and threshold/maximum):

Monitronics Pre-SAC Adjusted EBITDA Achieved (of Goal)	CFO Performance Award (2019) (#)
96.5% - 97.4%	1,063
97.5% - 98.4%	1,595
98.5%	2,126

For purposes of the CFO performance award, Pre-SAC Adjusted EBITDA was defined as Adjusted EBITDA as defined in our 2019 Form 10-K, but excluding subscriber acquisition costs, the impact of changes in contract assets related to ASC 606, impacts from deferred revenue Fresh Start adjustments and bonus accruals. We achieved a Pre-SAC Adjusted EBITDA in 2019, as defined in the award, of $310,484,000; therefore, Mr. Graffam earned 100% of this portion award, which vested in 2020. On the settlement date, the fair market value of any vested phantom units and dividend equivalents, as determined by the compensation committee, shall be paid to Mr. Graffam in cash.

Retention Bonus

On January 4, 2019, the compensation committee approved a retention program for certain eligible employees in order to incent their continued service with the Company through the restructuring. Mr. Graffam was the only named executive officer to have participated in this program for 2019. Under the program, Mr. Graffam received a retention bonus award, pursuant to his retention bonus agreement with the Company, in an aggregate amount of $250,000. The retention bonus is payable in three equal installments (in April 2019, on January 1, 2020 and on July 1, 2020), subject to his continued employment with us. The first installment of the retention bonus would have been repayable by Mr. Graffam in the event his employment was terminated prior to July 1, 2019 either for “cause” or without “good reason” (each as defined in the retention bonus agreement).

Equity Incentive Compensation
Consistent with our compensation philosophy, we historically have sought to align the interests of our named executive officers with those of our stockholders by awarding equity‑based incentive compensation, ensuring that our executives have a continuing stake in the long‑term success of our Company and our subsidiaries.

In 2019, Ascent maintained the Ascent Capital Group, Inc. 2015 Omnibus Incentive Plan (the “Ascent Incentive Plan”), which provided for the grant of a variety of incentive awards, including non‑qualified stock options, stock appreciation rights, restricted shares, restricted stock units, cash awards and performance awards and are administered by Ascent’s compensation committee. The Ascent compensation committee did not approve the grant of awards to our named executive officers in 2019. In connection with the Merger, outstanding performance restricted stock units, or PRSUs, were forfeited without payment. In addition, the Bankruptcy Court approved the vesting of: (i) 59,443 Ascent restricted stock units held by Mr. Gardner, (ii) 28,743 Ascent restricted stock units held by Mr. Niles and (iii) 8,504 Ascent restricted shares held by Mr. Graffam.

Severance Benefits

Effective August 30, 2019, Mr. Niles’ employment with Ascent terminated and he received the following severance payments and benefits pursuant to the terms of his original employment agreement with Ascent, in exchange for a release of claims: (i) a cash severance payment of $3,000,000, (ii) continued subsidized healthcare coverage for up to 24 months and (iii) a payment of $69,231 with respect to accrued but unused vacation and personal holidays.

Each of the employment agreements of our named executive officers, and each of our incentive plans, provides (or provided) for rights upon certain termination events, with adjustments to be made to the amounts payable to certain named executive officers if the termination occurs concurrently with or following a change of control of our Company. For additional information on such rights, see “—Summary Compensation Table-Potential Payments Upon Termination or Change-in-Control” below.

Effective February 27, 2020, Mr. Gardner resigned from his role as President and Chief Executive Officer and, pursuant to Mr. Gardner’s employment agreement, he received the following severance payments and benefits, in exchange for a release of claims: (i) a cash severance payment of $2,160,000; (ii) a payment of $875,000, reflecting the earned portion of his 2019 Cash Plan award; (iii) a payment of $500,000, reflecting the full vesting of his Cash Plan award for the 2020-2021 performance period; (iv) a payment of $136,228, reflecting the earned portion of his 2019 MIP payment; (v) continued subsidized healthcare coverage for up to 18 months and (vi) a payment of $62,308 with respect to accrued but unused vacation and personal holidays.

Perquisites and Personal Benefits

For the year ended December 31, 2019, the limited perquisites and personal benefits provided to our named executive officers consisted generally of term life and accidental death & dismemberment insurance premiums, 401(k) matching contributions and a reimbursement from our Company relating to health insurance premiums paid by each such individual. We offer our named executive officers other benefits that are also available on the same basis to all of our salaried employees, such as medical and disability insurance premiums.

In addition, Mr. Niles received a one-time relocation payment of $231,800 in connection with his relocation from Colorado to Texas in 2019.

Clawback Policy

We maintain a clawback policy that allows us to recover or “clawback” performance-based cash and equity compensation from certain employees in the event of a material restatement of our financial results. Under the policy, if the material restatement would result in any performance-based cash or equity compensation paid during the three years preceding the restatement to have been lower had it been calculated based on such restated results, we may recover the amounts in excess of what would have been paid under the restatement, from any executive who received such performance-based cash or equity compensation who is determined to have engaged in intentional or unlawful misconduct that materially contributed to the need for such restatement. The compensation committee has the sole authority to enforce this policy, and it is limited by applicable law.

In addition, pursuant to the Cash Plan, if the applicable participant holds the position of a "vice president" or above in the Company, following a material restatement of any financial statement in the Company due to material noncompliance with any financial reporting requirement under applicable securities laws, which noncompliance is a result of the participant's misconduct, the participant will be required to repay to the Company any benefits received by the participant in connection with the vesting of the participant's award(s) under the Cash Plan within the 12 month period beginning on the date of the applicable financial statement's (a) public issuance or (b) filing with the Securities and Exchange Commission, whichever is first to occur.

Tax/Accounting Considerations

Section 409A of the Internal Revenue Code
Section 409A of the Internal Revenue Code (the “Code”) requires that “nonqualified deferred compensation” be deferred and paid under plans or arrangements that satisfy the requirements of the statute with respect to the timing of deferral elections, timing of payments and certain other matters. Failure to satisfy these requirements can expose employees and other service providers to accelerated income tax liabilities, penalty taxes and interest on their vested compensation under such plans. Accordingly, as a general matter, it is our intention to design and administer our compensation and benefits plans and arrangements for all of our employees and other service providers, including our named executive officers, so that they are either exempt from, or satisfy the requirements of, Section 409A of the Code.
Section 280G of the Internal Revenue Code
Section 280G of the Code disallows a tax deduction with respect to excess parachute payments to certain executives of companies that undergo a change in control. In addition, Section 4999 of the Code imposes a 20% penalty on the individual receiving the excess payment.
Parachute payments are compensation that is linked to or triggered by a change in control and may include, but are not limited to, bonus payments, severance payments, certain fringe benefits, and payments and acceleration of vesting from long-term incentive plans including stock options and other equity-based compensation. Excess parachute payments are parachute payments that exceed a threshold determined under Section 280G of the Code based on the executive’s prior compensation. In approving the compensation arrangements for our named executive officers in the future, the compensation committee will consider all elements of the cost to the Company of providing such compensation, including the potential impact of Section 280G of the Code. However, the Compensation Committee may, in its judgment, authorize compensation arrangements that could give rise to loss of deductibility under Section 280G of the Code and the imposition of excise taxes under Section 4999 of the Code when it believes that such arrangements are appropriate to attract and retain executive talent.
Accounting Standards
ASC Topic 718 requires us to calculate the grant date “fair value” of our stock-based awards using a variety of assumptions. ASC Topic 718 also requires us to recognize an expense for the fair value of equity-based compensation awards. Grants of awards under our equity incentive award plans will be accounted for under ASC Topic 718. We have elected to account for forfeitures of awards as they occur. The compensation committee will regularly consider the accounting implications of significant compensation decisions, especially in connection with decisions that relate to our equity incentive award plans and programs. As accounting standards change, we may revise certain programs to appropriately align the accounting expense of our equity awards with our overall executive compensation philosophy and objectives.

Compensation Committee Interlocks and Insider Participation

None of our executive officers serve on the board of directors or compensation committee of a company that has an executive officer who serves on our board or compensation committee. No member of our board is an executive officer of a company in which one of our executive officers serves as a member of the board of directors or compensation committee of that company.

Compensation Committee Report

The compensation committee has reviewed and discussed with the Company’s management the “Compensation Discussion and Analysis” included under “Executive Compensation” above. Based on such review and discussions, the compensation committee recommended to our Company’s Board that the “Compensation Discussion and Analysis” be included in this Form 10-K/A.

Submitted by the Members of the Compensation Committee
Stephen Escudier (chairman)
Patrick J. Bartels, Jr.
Mitchell G. Etess

SUMMARY COMPENSATION TABLE

Summary Compensation Table

The following table sets forth information regarding the compensation paid to our named executive officers during the years ended December 31, 2019, 2018 and 2017 for services to Monitronics and Ascent.

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($) (2)	Non-Equity Incentive Plan Compensation ($) (3)	All Other Compensation ($) (4)(5)(6)(7)	Total ($)

Jeffery R. Gardner	2019	540,000	—	—	342,103	11,548	893,651
President & Chief Executive Officer	2018	540,000	—	1,500,000	131,000	11,022	2,182,022
	2017	540,000	—	1,500,000	—	10,139	2,050,139

Fred A. Graffam III	2019	383,250	106,328	75,000	131,111	11,548	707,237
Chief Financial Officer	2018	365,000	—	300,000	91,884	5,581	762,465
	2017	84,231	50,538	150,000	—	37,959	322,728

William E. Niles	2019	540,442	7,019	—	528,372	3,317,218	4,393,051
Executive Vice President, General Counsel	2018	486,923	25,000	368,000	375,000	14,421	1,269,344
	2017	449,616	270,000	—	—	13,265	732,881

(1)
The amounts in this column include the portion of the 2019 bonuses earned by Messrs. Graffam and Niles based on their individual performance, as determined by the compensation committee in its discretion. In addition, it includes the portion of Mr. Graffam's retention bonus paid in 2019 ($83,333). In accordance with SEC rules, the column does not include the value of the Graffam Time-Based Award; the value of this award will be reporting with respect to the year in which the applicable performance condition (i.e. continued employment) is achieved.

(2)
The aggregate grant date fair value of phantom unit awards made in 2019 has been computed in accordance with FASB ASC Topic 718, but (pursuant to SEC regulations) without reduction for estimated forfeitures. The amount included in the Stock Awards column reflect the grant date fair value of the maximum number of phantom units that may be earned by Mr. Graffam.

(3)
The amounts in this column with respect to 2019 include the portion of the 2019 bonuses earned by Messrs. Gardner, Graffam and Niles based on the achievement of pre-determined corporate performance goals at either Ascent or Monitronics. In accordance with SEC rules, this column does not include the value of the Graffam Performance-

Based Award; the value of this award will be reported with respect to the year in which the applicable performance condition is achieved.

(4)	Includes the following term life and AD&D insurance premiums for 2019:

Name	Amounts ($)
Jeffery R. Gardner	45
Fred A. Graffam III	45
William E. Niles	685

(5)	Includes the following matching contributions to the applicable named executive officer’s 401(k) account for 2019:

Name	Amounts ($)
William E. Niles	2,438

(6)
Includes a reimbursement paid to Messrs. Gardner, Graffam and Niles with respect to health insurance premiums paid by each and a reimbursement paid to Mr. Niles for continued health care coverage pursuant to COBRA.

(7)
Includes a $3,000,000 lump sum severance payment, and a payment of $69,231 with respect to accrued but unused vacation and personal holidays pursuant to the severance agreement and general release entered into between Mr. Niles and Ascent. In addition, includes a $231,800 relocation payment made to Mr. Niles in connection with his relocation from Colorado to Texas.

Employment Agreements

Named Executive Officers

Prior to the Merger, each named executive officer was party to an employment agreement with Ascent. In April 2018, Ascent entered into an amended and restated employment agreement with Mr. Niles in connection with his employment as Chief Executive Officer, General Counsel and Secretary, which was later amended in February 2019 (to be effective January 1, 2019). In connection with the Merger, Monitronics assumed the contracts for Messrs. Gardner and Graffam, and Mr. Niles terminated employment with Ascent. In September 2019, Monitronics entered into a new employment letter with Mr. Niles in connection with the commencement of his employment with us following the Merger as Executive Vice President and General Counsel. Mr. Gardner left the Company in February 2020.

The material terms of the employment agreements of Messrs. Niles, Gardner and Graffam in effect during 2019 are described below.

Term. The term of Mr. Niles’ Ascent employment agreement was scheduled to expire on February 28, 2020 and, under Mr. Niles' Monitronics employment agreement, Mr. Niles' employment is at-will and will continue until terminated at any time by either party. The term of Mr. Gardner’s employment agreement was scheduled to expire on September 9, 2020. The term of Mr. Graffam’s employment agreement is scheduled to expire on October 9, 2020.

Base Salary. Pursuant to their respective employment agreements, each of our named executive officers receives a base salary that is (or was) subject to an annual review for increase by the compensation committee. Mr. Niles’ annual base salary with Ascent was $600,000; his annual base salary with Monitronics is $385,000 (pro-rated for 2019), which was increased in February 2020 to $550,000 in connection with his appointment as Interim Chief Executive Officer. Pursuant to Mr. Niles' Monitronics employment agreement, any increases to Mr. Niles' base salary will be based on his performance at the discretion of the compensation committee.

Bonus. Each of our named executive officers is (or was) eligible to receive a bonus under our bonus program in a certain range based on percentages of the applicable named executive officer’s base salary (75% to 175% in the case of Mr. Gardner and 60% in the case of Mr. Graffam). Mr. Niles’ target bonus with Ascent was 100% of his base salary; his target bonus with Monitronics is 60% of his annual base salary (and pro-rated for 2019), which was increased in February 2020 to 150% in connection with his appointment as Interim Chief Executive Officer. Each named executive officer’s entitlement to receive such bonus, and the actual amount thereof, is (or was) determined by the compensation committee in its sole discretion based on the applicable named executive officer’s achievement of certain performance criteria as the compensation committee may establish in its sole discretion.

Cash Plan Awards. Under Mr. Graffam's employment agreement, beginning in 2018, he became eligible to receive an annual incentive award of equity or cash with a fair value of $450,000. A portion of Mr. Graffam’s annual incentive award is subject to the satisfaction of performance criteria to be determined by the compensation committee. In addition, Mr. Graffam received a one-time incentive award of equity or cash with a fair value of $150,000.

Equity Incentive Awards. Under his employment agreement, Mr. Gardner was eligible to receive an annual $1.5 million grant of PRSUs under the Ascent Incentive Plan (or successor plan). One‑third of Mr. Gardner’s annual PRSU award, or $500,000, was set to be earned based on satisfaction, as determined by the compensation committee, of certain quantitative performance criteria for a 36‑month performance period, and if earned, such PRSUs will vest immediately. Two‑thirds of Mr. Gardner’s annual PRSU award, or $1 million, was set to be earned based on satisfaction, as determined by the compensation committee, of certain quantitative performance criteria for a 12‑month performance period, and if earned, such earned PRSUs will vest on a quarterly basis during the two year period beginning on January 1 of the year following the expiration of the respective performance period. In addition, under Mr. Niles' Monitronics employment agreement, he is eligible to receive grants of awards that are no less favorable than awards made to similarly situated senior executives of the Company, as determined by the compensation committee in good faith.

Health and Welfare. Pursuant to their respective employment agreements, each named executive officer is eligible to participate in the health and welfare benefit plans and programs maintained by us for the benefit of our employees.

Termination. The terms and conditions of compensation payable upon termination of the employment of each named executive officer are summarized in “—Potential Payments Upon Termination or Change in Control” below.

Restrictive Covenants. Each employment agreement for our named executive officers contains (or contained) customary confidentiality provisions, as well as standard non-compete restrictions effective during employment (and for 21 - 45 days thereafter in the case of Messrs. Gardner and Graffam) and standard non-solicitation restrictions effective during employment (and for 18 months thereafter in the case of Messrs. Gardner and Graffam). Mr. Niles’ non-compete and employee non-solicitation restrictions with Ascent were effective during employment and for two years thereafter (for the non-compete) and 18 months thereafter (for the non-solicit); his non-compete and employee non-solicitation restrictions with us are effective during employment and for 12 months thereafter.

Grants of Plan-Based Awards

The following table contains information regarding plan-based incentive awards granted during the year ended December 31, 2019 to our named executive officers.

		Estimated Future Payouts under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts under Equity Incentive Plan Awards (2)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Jeffery R. Gardner
Q1/Q2 MIP	1/4/2019	—	270,000	472,500	—	—	—
Q3/Q4 MIP	1/4/2019	—	270,000	472,500	—	—	—
2019 Performance-Vesting Cash Plan Award (3)	3/31/2019	500,000	750,000	1,000,000	—	—	—

Fred A. Graffam III
Q1/Q2 MIP	1/4/2019	—	103,478	157,803	—	—	—
Q3/Q4 MIP	1/4/2019	—	103,478	157,803	—	—	—
2019 Performance-Vesting Phantom Award (4)	1/4/2019	—	—	—	1,063	1,595	2,126
2019 Performance-Vesting Cash Plan Award (5)	1/4/2019	37,500	56,250	75,000	—	—	—

William E. Niles
Q1 Ascent Bonus Program	1/25/2019	—	45,000	68,625	—	—	—
Q2 Ascent Bonus Program	1/25/2019	—	45,000	68,625	—	—	—
Ascent Bonus Program - Litigation and Convertible Debt Goals	1/25/2019	—	240,000	240,000	—	—	—
Ascent Bonus Program - Insurance Recovery Goals	1/25/2019	—	180,000	180,000	—	—	—
Q3/Q4 MIP	9/9/2019	—	69,300	105,683	—	—	—

(1)	Represents the dollar value that our named executive officers are eligible to earn at threshold, target and maximum levels of performance under the applicable incentive plan.

(2)	Represents the total number of phantom units that Mr. Graffam was eligible to earn at threshold, target and maximum levels of performance with respect to the 2019 CFO performance award.

(3)	Represents Mr. Gardner's Cash Plan award granted to him in 2019 that relates to the 2019 performance period.

(4)
Represents the second tranche of Mr. Graffam’s CFO performance award that was eligible to vest in 2019 (2,126 phantom units) based on the attainment of applicable performance metrics established by the compensation committee on January 4, 2019. On the settlement date, the aggregate value (based on the value of our common stock) of the phantom units earned by Mr. Graffam in 2019 will be paid to him in cash.

(5)
Represents the first tranche of the Graffam Performance-Based Award that was eligible to vest in 2019 based on the attainment of applicable performance metrics established by the compensation committee.

Outstanding Equity Awards at Fiscal Year-End

The following table contains information regarding phantom unit awards under our Cash Plan which were outstanding as of December 31, 2019 and held by our named executive officers. Only Mr. Graffam held outstanding phantom units on December 31, 2019.

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Jeffery R. Gardner	—	—	—	—

Fred A. Graffam III
(1) CFO Performance Award	—	—	4,252	36,142
(2) CFO Service Award	4,252	36,142	—	—

William E. Niles	—	—	—	—

(1)
Represents the phantom units that may be earned by Mr. Graffam under the Cash Plan pursuant to his CFO performance award. In the first quarter of 2020, the compensation committee determined that Mr. Graffam had earned 2,126 phantom units with respect to the second tranche of the CFO performance award, which will result in a cash payment to be made to Mr. Graffam in May 2020.

(2)
Represents the phantom units granted to Mr. Graffam under the Cash Plan with respect to the CFO service award that vest in three equal annual installments beginning on March 29, 2019, subject to Mr. Graffam’s employment on each vesting date.

Option Exercises and Stock Vested

The following table sets forth information regarding the vesting of phantom units, as well as Ascent restricted stock or restricted stock units held by our named executive officers, in each case, during the year ended December 31, 2019. None of our named executive officers had any exercises of option awards during the year ended December 31, 2019.

	Stock Awards
Name	Number of Units and/or Ascent Shares Acquired on Vesting (#)(1)	Value Realized on Vesting ($)
Jeffery R. Gardner
Ascent Series A Common Stock	72,779	56,443
Fred A. Graffam III
Ascent Series A Common Stock	8,504	6,591
Phantom Stock (2)	40,762	28,562
William E. Niles
Ascent Series A Common Stock	58,055	43,709

(1)	Includes shares withheld in payment of withholding taxes at election of holder.

(2)	Represents the number of phantom units valued based on Ascent Series A Common Stock and vested prior to the Merger.

Potential Payments Upon Termination or Change-in-Control

Each of the employment agreements of our named executive officers, as in effect on December 31, 2019, and each of our incentive plans provides for rights upon certain termination events, with adjustments to be made to the amounts payable to certain named executive officers if the termination occurs concurrently with or following a change of control of our Company. This section sets forth the potential payments to Messrs. Niles, Gardner and Graffam if their employment had terminated or a change in control had occurred, in each case, as of December 31, 2019.

Employment Agreements
Termination Without Cause or for Good Reason

If our Company terminated the employment of Mr. Niles without cause or if Mr. Niles resigned for “good reason” (as defined in his Monitronics employment agreement), in either case, on December 31, 2019, our Company would become obligated to pay Mr. Niles all accrued and unpaid base salary and vacation time, all approved and unpaid bonus amounts, all incurred and unpaid expenses, as well as a severance payment (subject to his timely execution and non-revocation of a general release of claims in favor of the Company) equal to:

(i)	if termination occurs prior to a change of control, the product of 1.5 times the sum of (A) Mr. Niles’ base salary plus (B) his target bonus; or

(ii)	if termination occurs concurrently with or following a change of control, the product of 2 times the sum of (A) Mr. Niles’ base salary plus (B) his target bonus.
In either case, he would also be eligible to receive 12 months’ of healthcare coverage reimbursement.

If our Company terminated the employment of Messrs. Gardner or Graffam without “Cause” or if Messrs. Gardner or Graffam resigned for “Good Reason” (each as defined in their respective employment agreements), in either case, on December 31, 2019, our Company would become obligated to pay the applicable named executive officer all accrued and unpaid base salary and vacation time, all approved and unpaid bonus amounts and all incurred and unpaid expenses, as well as a severance payment (subject to his timely execution and non-revocation of a general release of claims in favor of the Company, and continued compliance with restrictive covenants described above) equal to:

(i)
in the case of Mr. Gardner, (A) if a termination occurs prior to a “change of control” (as defined in his employment agreement), an amount equal to two times his annual base salary or (B) if a termination occurs concurrently with or following a change of control, an amount equal to four times his annual base salary; and

(ii)
in the case of Mr. Graffam, (A) if a termination occurs prior to a “change of control” (as defined in his employment agreement), an amount equal to 1.5 times the sum of his annual base salary and target bonus or (B) if a termination occurs concurrently with or following a change in control, an amount equal to two times the sum of his annual base salary and target bonus.

In any case, Messrs. Gardner and Graffam would also be eligible to receive Company-subsidized healthcare coverage at the same levels as in effect on the date of termination for up to 18 months (for Mr. Gardner) and up to 12 months (for Mr. Graffam) following the applicable date of termination.

Death or Disability

In the event any of Messrs. Gardner and Graffam dies or becomes disabled during such named executive officer’s term of employment, we become (or would have become) obligated to pay such named executive officer (or his legal representative, as applicable) all accrued and unpaid base salary and vacation time, all approved and unpaid bonus amounts and all incurred and unpaid expenses. In addition, Mr. Gardner would have been entitled to a lump sum amount equal to his annual base salary in effect on the date of termination.

Non-Renewal

Each of the employment agreements of Messrs. Gardner and Graffam provides (or provided) that, if (i) we do not offer the applicable executive a new employment agreement beyond the term of his existing employment agreement or (ii) we do offer the applicable executive such a new employment agreement but it is generally not as favorable, in all material respects, as his existing employment agreement, then such named executive officer will be deemed terminated without Cause and entitled to the severance benefits described under “—Termination Without Cause” above.

Cash Incentive Plan

Phantom Units

Mr. Graffam is the only named executive officer who holds outstanding phantom unit awards under the Cash Plan. Pursuant to the terms of the Cash Plan, under certain conditions, including the occurrence of certain approved transactions, a board change or a control purchase (all as defined in the Cash Plan), phantom units and unpaid dividend equivalents subject to outstanding awards under the plan will become vested and any related cash amounts will be adjusted as provided for in the individual agreement, unless individual agreements state otherwise. Pursuant to Mr. Graffam’s respective award agreements, the CFO service award and the CFO performance award under the Cash Plan would have been be treated as follows in connection with Mr. Graffam’s termination of employment on December 31, 2019:

•
If Mr. Graffam’s employment is terminated by the Company without “cause” or by Mr. Graffam for “good reason” (each as defined in his respective award agreements), in either case, then the CFO service award and the CFO performance award may vest in full in the discretion of the committee appointed to administer the Cash Plan. With respect to the below table, we have assumed that such committee determined to vest the CFO service award and the CFO performance award in full.

•	If Mr. Graffam’s employment is terminated due to his death or “disability” (as defined in the Cash Plan), the CFO service award and the CFO performance award will vest in full.

Cash Awards

Mr. Graffam and Mr. Gardner are the only named executive officers who hold outstanding cash awards under the Cash Plan. The Graffam Time-Based Award and the Graffam Performance-Based Award under the Cash Plan would have been treated as follows in connection with his termination of employment on December 31, 2019:

•
If Mr. Graffam’s employment is terminated by the Company without “cause” or by Mr. Graffam for “good reason” (each as defined in his respective award agreement), in either case, prior to a “change in control” (as defined in the Cash Plan), then the Graffam Time-Based Award will vest in full and the Graffam Performance-Based Award may vest in full in the discretion of the committee appointed to administer the Cash Plan. With respect to the below table, we have assumed that such committee determined to vest the Graffam Time-Based Award and the Graffam Performance-Based Award in full.

•
If Mr. Graffam’s employment is terminated by the Company without cause or by Mr. Graffam for good reason, in either case, within 12 months following a change in control, then the Graffam Time-Based Award and the Graffam Performance-Based Award will vest in full.

•	If Mr. Graffam’s employment is terminated due to his death or disability, the Graffam Time-Based Award and the Graffam Performance-Based Award will vest in full.

Mr. Gardner’s 2019 Cash Plan awards would have been treated as follows in connection with his termination of employment on December 31, 2019:

•
If Mr. Gardner’s employment was terminated by the Company without “cause” or by Mr. Gardner for “good reason” (as defined in his respective award agreements), in either case, then each of Mr. Gardner’s awards (i) would have vested based on the earned and unvested portion of the award multiplied by the full number of calendar quarters elapsed from January 1, 2019 through the date of termination divided by 12 or (ii) assuming Mr. Gardner’s achievement of the applicable key performance indicators, the award may vest in full in the discretion of the committee appointed to administer the Cash Plan. With respect to the below table, we have assumed that such committee determined to vest Mr. Gardner’s 2019 Cash Plan awards in full.

•
If Mr. Gardner’s employment was terminated by the Company without cause or by Mr. Gardner for good reason, in either case, within 12 months following a change in control, then assuming Mr. Gardner’s achievement of the applicable key performance indicators, any earned and unvested portion of Mr. Gardner’s awards may vest in full in the discretion of the committee appointed to administer the Cash Plan. With respect to the below table, we have assumed that such committee determined to vest Mr. Gardner’s 2019 Cash Plan awards in full.

•	If Mr. Gardner’s employment was terminated due to his death or disability, each of Mr. Gardner’s 2019 Cash Plan awards would have vested in full.

Retention Bonus

Pursuant to his retention bonus agreement, Mr. Graffam’s retention bonus will become payable in full in a single lump sum payment upon a termination without "cause", for "good reason" or due to his death or "long-term disability" (each as defined in the retention bonus agreement), subject to his execution and non-revocation of a release of claims.

Management Incentive Plans

Pursuant to the MIPs, upon terminations of employment as a result of a reduction in force, death or disability, the participant may, at the discretion of the Company, receive a prorated payment of his or her award under the applicable MIP, subject to the execution, delivery and non-revocation of a general release of claims in favor of the Company.

Benefits Payable Upon Termination or Change in Control

The following table sets forth benefits that would have been payable to Messrs. Gardner, Graffam and Niles if the employment of each such named executive officer had been terminated on December 31, 2019 and assumes that all salary, vacation, bonus and expense reimbursement amounts accrued and payable on or before December 31, 2019 had been paid in full as of such date. The amounts provided in the tables with respect to phantom stock are based on the fair market value of our common stock on December 31, 2019, the last trading day of such year, which was $8.50 per share.

Name	Voluntary Termination	Termination for Cause	Termination Without Cause or for Good Reason (After a Change in Control)		Termination Without Cause or for Good Reason (Without a Change in Control)		Death		Disability
Jeffery R. Gardner
Severance	—	—	2,160,000		1,080,000		540,000		540,000
Performance-Vesting Cash Plan Award	—	—	1,000,000		1,000,000		1,000,000		1,000,000
Time-Vesting Cash Plan Award	—	—	500,000		500,000		500,000		500,000
Healthcare	—	—	34,000	(2)	34,000	(2)	—		—
Total	$—	$—	$3,694,000	(3)	$2,614,000	(3)	$2,040,000		$2,040,000
Fred A. Graffam III
Severance	—	—	1,226,400		919,800		—		—
Retention Bonus	—	—	166,667		166,667		166,667		166,667
Phantom Units	—	—	72,284	(1)	72,284	(1)	72,284	(1)	72,284	(1)
Performance-Vesting Cash Plan Award	—	—	225,000		225,000		225,000		225,000
Time-Vesting Cash Plan Award	—	—	225,000		225,000		225,000		225,000
Healthcare	—	—	22,667	(2)	22,667	(2)	—		—
Total	$—	$—	$1,938,018	(3)	$1,631,418	(3)	$688,951		$688,951
William E. Niles
Severance	—	—	1,232,000		924,000		—		—
Healthcare	—	—	22,667	(2)	22,667	(2)	—		—
Total	$—	$—	$1,254,667		$946,667		$—		$—

(1)
Based on the number of unvested phantom stock units held by Mr. Graffam at year-end. For more information, see “—Outstanding Equity Awards at Fiscal Year-End” above. We have assumed that the committee that administers the Cash Plan would determine to vest the CFO service award and CFO performance award in full upon Mr. Graffam’s termination without cause absent a change in control.

(2)
Heathcare coverage based on the monthly estimated Company-subsidized healthcare coverage reimbursement amount and the number of months each named executive officer would be eligible to receive the benefit as discussed above.

(3)	Amounts payable to Messrs. Gardner and Graffam are conditioned upon continued compliance with the terms of the non-competition and non-solicitation covenants contained in his employment agreement.

Pay Ratio Information

As required under and calculated in accordance with Item 402(u) of Regulation S-K (the "Pay Ratio Rule"), we have determined a reasonable estimate of the pay ratio for 2019 of our CEO and the median of the annual total compensation of all of our employees was 26:1. This ratio was calculated as described below using the annual total compensation of Mr. Gardner, our Chief Executive Officer on December 31, 2019, as reported in the Total column of our 2019 Summary Compensation Table, of $893,651 compared to the median of the annual total compensation of all employees excluding Mr. Gardner for 2019 of $34,457.
We note that our median employee did not receive any equity awards during 2019 and that our calculation of our median employee’s compensation does not include elements of our employee compensation package, such as health insurance and other benefits, that are generally applicable to all employees. We also did not annualize any employee’s compensation or apply any adjustments, including cost-of-living adjustments to identify our median employee or to calculate our median employee’s annual total compensation for 2019.
We identified the median employee by examining 2018 income reported in Box 5 of the Form W-2s of persons employed by us on December 31, 2018. Under the Pay Ratio Rule, the median employee may be identified once every three years if there has been no significant change in a company’s employee population or compensation arrangements, and we believe there were such no such changes for 2019. As a result of our methodology for determining the pay ratio, our pay ratio may not be comparable to the pay ratios of other companies in our industry or in other industries because the SEC rules allow companies to use estimates, assumptions, adjustments and unique definitions of compensation to identify the median employee that differ from those that we used to determine our pay ratio.

Equity Compensation Plan Information Table

We have excluded tabular and narrative disclosure regarding existing equity compensation plans and arrangements that would otherwise be required under Item 201(d) of Regulation S-K since we did not have an outstanding equity compensation plan as of December 31, 2019.

Compensation of Directors

The following describes the compensation paid by Ascent and by Monitronics to our directors in 2019. For 2019, Ascent’s non-employee directors (prior to the Merger) were Philip J. Holthouse, Thomas P. McMillin, Michael J. Pohl and William R. Fitzgerald. For 2019, Monitronics’ non-employee directors were Marc A. Beilinson and Sherman K. Edmiston III. Since the completion of the Merger, our non-employee directors have been Patrick J. Bartels, Jr., Stephen Escudier, Mitchell G. Etess, Michael J. Kneeland, Michael R. Meyers and Dick Seger.

Directors who also are employees of our company (or, prior to the Merger, Ascent) received no additional compensation for their services as directors. Each non‑employee director received compensation for services as a director and, as applicable, for services as a member of any Board committee, as described below. All directors were reimbursed for travel expenses relating to their attendance at board or committee meetings.

Compensation Policy. For 2019, each Ascent non-employee director was eligible to receive an annual cash retainer fee of $160,000, other than Mr. Fitzgerald whose annual retainer as non-executive Chairman of the Board was $400,000, in each case, payable quarterly in arrears. Fees for service on each of our compensation and nominating and corporate governance committee are $5,000 per committee (chairs receive $15,000). Fees for service on our audit committee are $7,500 (chair receives $20,000).

In addition, the pre-Merger Monitronics directors, Marc A. Beilinson and Sherman K. Edmiston III, each was eligible to receive a $25,000 monthly retainer. Each ceased providing services on our board of directors following the Merger.

For post-Merger Monitronics, each non-employee Director was eligible to receive an annual cash retainer fee of $80,000, other than Mr. Kneeland whose annual retainer as Chairman of the Board was $140,000, and Mr. Escudier who received no compensation from the Company for his services. Fees and services on each of our compensation, strategy and audit committees are $5,000 per committee (chairs receive $10,000), excluding Mr. Kneeland who received no compensation for his service on the strategy committee. Fees are payable quarterly.

No equity awards were granted to Ascent’s or Monitronics’ non-employee directors with respect to services in 2019.

Director Compensation Table

The following table sets forth compensation paid to Ascent's and our non-employee directors during the year ended December 31, 2019.

Name	Fees Earned or Paid in Cash ($)	Total ($)
Ascent Directors
Philip J. Holthouse	126,319	126,319
Thomas P. McMillin	114,684	114,684
Michael J. Pohl	124,657	124,657
Pre-Merger Monitronics Directors
Marc A. Beilinson	175,000	175,000
Sherman K. Edmiston III	175,000	175,000
Post-Merger Monitronics Directors
Patrick J. Bartels, Jr.	45,000	45,000
Stephen Escudier	—	—
Mitchell G. Etess	45,000	45,000
Michael J. Kneeland	70,000	70,000
Michael R. Meyers	45,000	45,000
Dick Seger	22,500	22,500

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The table below sets forth information, as of February 29, 2020, the amount and percentage of our outstanding shares of common stock beneficially owned by (i) each person known by us to own beneficially more than 5% of our outstanding common stock, (ii) each director, (iii) each of our executive officers, and (iv) all of our directors and executive officers as a group. The percentages reflect beneficial ownership, as determined in accordance with the SEC's rules, as of February 29, 2020, and are based on 22,500,000 shares of common stock outstanding. All information with respect to beneficial ownership has been furnished by the respective 5% or more stockholders, directors, director nominees or executive officers, as the case may be.

Name	Beneficial Ownership	% of Total
5% Shareholders
CRF3 Investments I S.á.r.l.(1)	9,660,549	42.94%
Brigade Capital Management, LP(2)	6,176,110	27.45%
Ensign Peak Advisors, Inc.(3)	2,174,988	9.67%
AllianceBernstein Accounts(4)	1,239,887	5.51%
Directors and Executive Officers
Jeffery R. Gardner	14,469	*
Fred A. Graffam	1,006	*
William E. Niles	7,237	*
Patrick J. Bartels	—	*
Stephen Escudier	—	*
Mitchell G. Etess	—	*
Michael J. Kneeland	—	*
Michael R. Meyers	341	*
Dick Seger	—	*
All executive officers and directors as a group (9 persons)(5)	23,053	*

(1)
The address of this beneficial owner is 26A Boulevard Royal, L‑2449, Luxembourg. EQT Partners UK Advisors LLP may be deemed to have voting and investment power with respect to, and may be deemed to be the beneficial owner of, the shares of common stock owned by CRF3 Investments I S.à.r.l.

(2)
The address of this beneficial owner is 399 Park Avenue, Suite 1600, New York, NY 10022. The entirety of the shares are owned by funds and accounts managed by Brigade Capital Management, LP (collectively, the “Brigade Funds”). Brigade Capital Management, LP has voting and investment power with respect to the shares of common stock owned by the foregoing entities and may be deemed to be the beneficial owner of the shares of common stock owned by the Brigade Funds.

(3)	The address of this beneficial owner is 60 East South Temple Street, Suite 400, Salt Lake City, UT 84111.

(4)
The address of this beneficial owner is 1345 Avenue of the Americas, New York, NY 10105. Consists of (i) 257,529 shares owned by AB High Income Fund, Inc., (ii) 522 shares owned by AB Bond Fund, Inc.-AB FlexFee High Yield Portfolio, (iii) 35,682 shares owned by AllianceBernstein Global High Income Fund, Inc., (iv) 745 shares owned by AB SICAV I‑Multi‑Sector Credit Portfolio, (v) 812,814 shares owned by AB FCP I‑Global High Yield Portfolio, (vi) 2,309 shares owned by AB SICAV I‑Global Income Portfolio, (vii) 1,489 shares owned by AB SICAV I-All Market Income Portfolio, (viii) 2,532 shares owned by AB SICAV I‑US High Yield Portfolio, (ix) 1,229 shares owned by AB Unconstrained Fund, Inc., (x) 13,223 shares owned by AllianceBernstein LP, on behalf of Kaiser Foundation Hospitals, (xi) 9,348 shares owned by AllianceBernstein LP, on behalf of Kaiser Perm Group Trust, (xii) 4,469 shares owned by The AB Portfolios-AB All Market Total Return Portfolio, (xiii) 68,348 shares owned by AB Bond Fund, Inc-AB Income Fund, (xiv) 6,220 shares owned by AB Collective Investment Trust Series-AB US High Yield Collective Trust, (xv) 5,847 shares owned by AllianceBernstein LP, on behalf of The State of Connecticut, and (xvi) 17,581 shares owned by AllianceBernstein LP, on behalf of Teachers’ Retirement System of Louisiana (collectively, the “AllianceBernstein Accounts”). AllianceBernstein L.P. is investment advisor to the AllianceBernstein Accounts. AllianceBernstein L.P. and Neil Ruffell, in his position as Head of Portfolio Administration of AllianceBernstein L.P., may be deemed to have voting and investment power with respect to the common stock owned by the AllianceBernstein Accounts, and may be deemed to be the beneficial owner of the shares of common stock owned by the AllianceBernstein Accounts.

(5)	The address of directors and officers is in care of Monitronics International, Inc., 1990 Wittington Place, Farmers Branch, Texas 75234.

*	Represents less than 1%

Changes in Control

We know of no arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of our Company.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2019, there are no shares of our common stock authorized for issuance under equity compensation plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Review and Approval of Related Party Transactions

We adopted a code of ethics and corporate governance guidelines to govern the review and approval of related party transactions. Under our code of ethics, any transaction which may involve an actual or potential conflict of interest and is required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC must be approved by the audit committee or another independent body of our Board designated by our Board. Under our corporate governance guidelines, if a director has an actual or potential conflict of interest, the director must promptly inform our Chief Executive Officer and the chair of our audit committee. All directors must recuse themselves from any discussion or decision that involves or affects their personal, business or professional interests. In addition, an independent committee of our Board, designated by our Board, will resolve any conflict of interest issue involving a director, our Chief Executive Officer or any other executive officer. No related party transaction (as defined by Item 404(a) of Regulation S-K promulgated by the SEC) may be effected without the approval of such independent committee.

The following are certain transactions, arrangements and relationships with our directors, executive officers and stockholders owning 5% or more of our outstanding common stock since January 1, 2019.

Registration Rights Agreement

We are party to a Registration Rights Agreement with the holders of our common stock named therein to provide for resale registration rights for the holders' Registrable Securities (as defined in the Registration Rights Agreement).

Pursuant to the Registration Rights Agreement, the holders have customary underwritten offering and piggyback registration rights, subject to the limitations set forth therein. Under their underwritten offering registration rights, one or more holders holding, collectively, at least 25% of the aggregate number of Registrable Securities or Registrable Securities with an anticipated aggregate gross offering price (before deducting underwriting discounts and commissions) of at least $40 million have the right to demand that we file a registration statement with the SEC, and further have the right to demand that we effectuate the distribution of any or all of such holder's Registrable Securities by means of an underwritten offering pursuant to an effective registration statement, subject to certain limitations described in the Registration Rights Agreement. The holders' piggyback registration rights provide that, if at any time we propose to undertake a registered offering of our common stock, whether or not for our own account, we must give at least 10 business days' notice to all holders of Registrable Securities to allow them to include a specified number of their shares in the offering.

These registration rights are subject to certain conditions and limitations, including our right to delay or withdraw a registration statement under certain circumstances. We will generally pay all registration expenses in connection with our obligations under the Registration Rights Agreement, regardless of whether any Registrable Securities are sold pursuant to a registration statement. The registration rights granted in the Registration Rights Agreement are subject to customary indemnification and contribution provisions, as well as customary restrictions such as blackout periods and, if an underwritten offering is contemplated, limitations on the number of shares to be included in the underwritten offering that may be imposed by the managing underwriter.

Director Nominating Agreement

In connection with our emergence from Chapter 11, we entered into director nominating agreements that provide affiliates of EQT the right to nominate: (i) three Class III directors so long as EQT and its affiliates own at least 27.5% of the total voting power of the Company; (ii) two Class III directors so long as EQT and its affiliates own at least 17.5% of the total voting power of the Company and (iii) one Class III director so long as EQT and its affiliates own at least 10% of the total voting power of the Company, and provide affiliates of Brigade the right to nominate (i) one Class I directors so long as

Brigade and its affiliates own at least 17.5% of the total voting power of the Company and (ii) one Class II director so long as Brigade and its affiliates own at least 10% of the total voting power of the Company. In connection with our emergence, Stephen Escudier, Andrew Konopelski and Michael J. Kneeland were nominated as directors by EQT, and Michael R. Meyers and Mitchell Etess were nominated as directors by Brigade. Dick Seger was subsequently nominated by EQT to replace Andrew Konopelski, who resigned from the board of directors.

Indemnification Agreements

We have indemnification agreements with our directors and certain officers. These indemnification agreements are intended to permit indemnification to the fullest extent now or hereafter permitted by applicable law. It is possible that the applicable law could change the degree to which indemnification is expressly permitted.

The indemnification agreements cover expenses (including attorneys' fees) incurred as a result of the fact that such person, in his or her capacity as a director or officer, is made or threatened to be made a party to any suit or proceeding. The indemnification agreements will generally cover claims relating to the fact that the indemnified party is or was an officer, director, employee or agent of us or any of our affiliates, or is or was serving at our request in such a position for another entity. The indemnification agreements will also obligate us to promptly advance expenses incurred in connection with any claim. The indemnification provided under the indemnification agreements is not exclusive of any other indemnity rights; however, double payment to the indemnitee is prohibited.

We also maintain director and officer liability insurance for the benefit of each of the above indemnitees.

Director Independence

Our board of directors uses the independence standards under the rules of the OTC Group applicable to issuers listed on the OTCQX Best Market. The OTC Group's definition of independence requires that the director is not an executive officer or employee of the Company and does not have any relationship, in the opinion of the Company's board, which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The board has determined that Dick Seger, Michael J. Kneeland, Michael R. Meyers, Mitchell G. Etess and Patrick J. Bartels, Jr. are independent under the OTC Group rules and the rules and regulations promulgated by the SEC for purposes of service on the board of directors. There are no family relationships among any of our directors or executive officers.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees and All Other Fees

The following table presents fees for professional audit services rendered by KPMG LLP for the audit of our consolidated financial statements for 2019, the audit of Ascent and Monitronics consolidated financial statements for 2018, the review of unaudited interim financial statements included in our quarterly reports on Form 10-Q and fees billed for other professional services rendered by KPMG LLP in each of the last two fiscal years:

	2019	2018
Audit fees	$1,819,000	$1,488,000
Audit related fees	—	—
Audit and audit related fees	$1,819,000	$1,488,000
Tax fees	—	—
Other fees	—	—
Total fees	$1,819,000	$1,488,000

Our audit committee has considered whether the provision of services by KPMG LLP to our Company other than auditing is compatible with KPMG LLP maintaining its independence and believes that the provision of such other services is compatible with KPMG LLP maintaining its independence.

Policy on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor

Our audit committee adopted a policy, dated September 25, 2019, regarding the pre-approval of all audit and permissible non-audit services provided by our independent auditor. Pursuant to this policy, our audit committee has approved the engagement of our independent auditor to provide the following services (all of which are collectively referred to as "pre-approved services"):

•audit services as specified in the policy, including (i) financial audits of our Company and our subsidiaries, (ii) services associated with our periodic reports, registration statements and other documents filed or issued in connection with a securities offering (including comfort letters and consents), (iii) attestations of our management’s reports on internal controls and (iv) consultations with management as to accounting or disclosure treatment of transactions;

•audit-related services as specified in the policy, including (i) due diligence services, (ii) financial audits of employee benefit plans, (iii) consultations with management as to accounting or disclosure treatment of transactions not otherwise considered audit services, (iv) attestation services not required by statute or regulation, (v) certain audits incremental to the audit of our consolidated financial statements, (vi) closing balance sheet audits related to dispositions and (vii) general assistance with implementation of SEC rules or listing standards; and

•tax services as specified in the policy, including federal, state, local and international tax planning, compliance and review services, and tax due diligence.

Notwithstanding the foregoing general pre-approval, any individual project involving the provision of pre-approved services that is likely to result in fees in excess of $100,000 requires the specific prior approval of our audit committee. Any engagement of our independent auditors for services other than the pre-approved services requires the specific approval of our audit committee. Our audit committee has delegated the authority for the foregoing approvals to the chairman of the audit committee, subject to his subsequent disclosure to the entire audit committee of the granting of any such approval. Michael R. Meyers currently serves as the chairman of our audit committee.

Our pre-approval policy prohibits the engagement of our independent auditor to provide any services that are subject to the prohibition imposed by Section 201 of the Sarbanes-Oxley Act.

All services provided by our independent auditor during 2018 and 2019 were approved either by the audit committee or in accordance with the terms of a pre-approval policy approved by the audit committee.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (3) Exhibits

The following exhibits to this Amendment No. 1 on Form 10-K are meant to supplement the Exhibits listed and/or filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2019, as amended:

10.8
Monitronics International, Inc. 2017 Cash Incentive Plan (incorporated by reference to Exhibit 10.3 to Ascent's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019 filed with the SEC on May 15, 2019 (the "Ascent Q1 2019 10-Q")).

10.9
Form of 2018 Time-Based Phantom Units Award Agreement of Fred A. Graffam III under the Monitronics International, Inc. 2017 Cash Incentive Plan (incorporated by reference to Exhibit 10.4 to the Ascent Q1 2019 10-Q).

10.10
Form of 2018 Performance-Based Phantom Units Award Agreement of Fred A. Graffam III under the Monitronics International, Inc. 2017 Cash Incentive Plan (incorporated by reference to Exhibit 10.5 to the Ascent Q1 2019 10-Q).

10.11	Form of Retention Bonus Opportunity Agreement by and between Brinks Home Security and Fred A. Graffam III, dated April 1, 2019 (incorporated by reference to Exhibit 10.6 to the Ascent Q1 2019 10-Q).
10.12	Form of 2019 Performance-Based Cash Award Agreement of Jeffery R. Gardner under the Monitronics International, Inc. 2017 Cash Incentive Plan.*
10.13	Form of 2020-2021 Performance-Based Cash Award Agreement of Jeffery R. Gardner under the Monitronics International, Inc. 2017 Cash Incentive Plan.*
10.14	Form of 2019 Time-Based Cash Award Agreement of Fred A. Graffam III under the Monitronics International, Inc. 2017 Cash Incentive Plan.*
10.15	Form of 2019 Performance-Based Cash Award Agreement of Fred A. Graffam III under the Monitronics International, Inc. 2017 Cash Incentive Plan.*
10.16	Amendment to Employment Agreement, dated May 1, 2020, by and between William E. Niles and Monitronics International, Inc.*
31.3	Rule 13a-14(a)/15d-14(a) Certification.*
31.4	Rule 13a-14(a)/15d-14(a) Certification.*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONITRONICS INTERNATIONAL, INC.

Dated:	May 8, 2020	By:	/s/ William E. Niles
William E. Niles
Chief Executive Officer (principal executive officer)

Dated:	May 8, 2020	By:	/s/ Fred A. Graffam
Fred A. Graffam
Chief Financial Officer, Executive Vice President and Assistant Secretary (principal financial officer and principal accounting officer)