Form 10-Q
period 2020-03-31
MONITRONICS INTERNATIONAL INC
filed 2020-05-15
CIK 1265107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020
OR
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☒ No ☐
The number of outstanding shares of Monitronics International, Inc.'s common stock as of May 15, 2020 was 22,500,000 shares.

Item 1.  Financial Statements (unaudited)
MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
Amounts in thousands, except share amounts
(unaudited)

	Successor Company
	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$61,917	$14,763
Restricted cash	179	238
Trade receivables, net of allowance for doubtful accounts of $2,992 in 2020 and $3,828 in 2019	10,808	12,083
Prepaid and other current assets	24,723	25,195
Total current assets	97,627	52,279
Property and equipment, net of accumulated depreciation of $6,886 in 2020 and $3,777 in 2019	42,607	42,096
Subscriber accounts and deferred contract acquisition costs, net of accumulated amortization of $109,106 in 2020 and $61,771 in 2019	1,047,635	1,064,311
Dealer network and other intangible assets, net of accumulated amortization of $13,864 in 2020 and $7,922 in 2019	130,836	136,778
Goodwill	—	81,943
Deferred income tax asset, net	684	684
Operating lease right-of-use asset	19,113	19,277
Other assets	19,478	21,944
Total assets	$1,357,980	$1,419,312
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$23,710	$16,869
Other accrued liabilities	27,474	24,954
Deferred revenue	11,815	12,008
Holdback liability	10,861	8,191
Current portion of long-term debt	8,225	8,225
Total current liabilities	82,085	70,247
Non-current liabilities:
Long-term debt	1,023,663	978,219
Long-term holdback liability	2,123	2,183
Operating lease liabilities	16,130	16,195
Other liabilities	5,346	6,390
Total liabilities	1,129,347	1,073,234
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value. Authorized 5,000,000 shares; no shares issued	—	—
Common stock, $0.01 par value. Authorized 45,000,000 shares; issued and outstanding 22,500,000 shares at both March 31, 2020 and December 31, 2019	225	225
Additional paid-in capital	379,175	379,175
Accumulated deficit	(148,963)	(33,331)
Accumulated other comprehensive (loss) income, net	(1,804)	9
Total stockholders' equity	228,633	346,078
Total liabilities and stockholders' equity	$1,357,980	$1,419,312

See accompanying notes to condensed consolidated financial statements.

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
Amounts in thousands
(unaudited)

	Successor Company	Predecessor Company
	Three Months Ended March 31,	Three Months Ended March 31,
	2020	2019
Net revenue	$122,575	$129,606
Operating expenses:
Cost of services	28,010	26,764
Selling, general and administrative, including stock-based and long-term incentive compensation	44,453	31,222
Radio conversion costs	4,824	—
Amortization of subscriber accounts, deferred contract acquisition costs and other intangible assets	53,281	49,145
Depreciation	3,109	3,154
Goodwill impairment	81,943	—
	215,620	110,285
Operating (loss) income	(93,045)	19,321
Other expense:
Interest expense	20,342	37,433
Unrealized loss on derivative financial instruments	—	7,773
Refinancing expense	—	5,214
	20,342	50,420
Loss before income taxes	(113,387)	(31,099)
Income tax expense	618	671
Net loss	(114,005)	(31,770)
Other comprehensive loss:
Unrealized loss on derivative contracts, net	(1,813)	(468)
Total other comprehensive loss, net of tax	(1,813)	(468)
Comprehensive loss	$(115,818)	$(32,238)

Basic and diluted income per share:
Net loss	$(5.07)	$—

See accompanying notes to condensed consolidated financial statements.

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Amounts in thousands
(unaudited)

	Successor Company	Predecessor Company
	Three Months Ended March 31,	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(114,005)	$(31,770)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of subscriber accounts, deferred contract acquisition costs and other intangible assets	53,281	49,145
Depreciation	3,109	3,154
Stock-based and long-term incentive compensation	263	535
Unrealized loss on derivative financial instruments, net	—	7,773
Refinancing expense	—	5,214
Trade bad debt expense	2,788	3,335
Goodwill impairment	81,943	—
Other non-cash activity, net	1,468	(267)
Changes in assets and liabilities:
Trade receivables	(1,513)	(2,652)
Prepaid expenses and other assets	(3,688)	48
Subscriber accounts - deferred contract acquisition costs	(702)	(863)
Payables and other liabilities	3,867	14,890
Net cash provided by operating activities	26,811	48,542
Cash flows from investing activities:
Capital expenditures	(4,223)	(2,999)
Cost of subscriber accounts acquired	(20,937)	(28,850)
Net cash used in investing activities	(25,160)	(31,849)
Cash flows from financing activities:
Proceeds from long-term debt	65,000	43,100
Payments on long-term debt	(19,556)	(18,400)
Payments of refinancing costs	—	(14,720)
Value of shares withheld for share-based compensation	—	(1)
Dividend to Ascent Capital	—	(5,000)
Net cash provided by financing activities	45,444	4,979
Net increase in cash, cash equivalents and restricted cash	47,095	21,672
Cash, cash equivalents and restricted cash at beginning of period	15,001	2,377
Cash, cash equivalents and restricted cash at end of period	$62,096	$24,049
Supplemental cash flow information:
State taxes paid, net	$—	$—
Interest paid	20,054	24,672
Accrued capital expenditures	1,201	1,322
Accrued subscriber accounts acquired	6,487	—

See accompanying notes to condensed consolidated financial statements.

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders' Equity (Deficit)
Amounts in thousands, except share amounts
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2019 (Successor)	22,500,000	$225	$379,175	$(33,331)	$9	$346,078
Adoption of ASU 2016-13	—	—	—	(1,627)	—	(1,627)
Adjusted balance at January 1, 2020 (Successor)	22,500,000	$225	$379,175	$(34,958)	$9	$344,451
Net loss	—	—	—	(114,005)	—	(114,005)
Other comprehensive loss	—	—	—	—	(1,813)	(1,813)
Balance at March 31, 2020 (Successor)	22,500,000	$225	$379,175	$(148,963)	$(1,804)	$228,633

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholder's Deficit
	Shares	Amount
Balance at December 31, 2018 (Predecessor)	1,000	$—	$439,711	$(1,036,294)	$7,608	$(588,975)
Net loss	—	—	—	(31,770)	—	(31,770)
Other comprehensive loss	—	—	—	—	(468)	(468)
Dividend paid to Ascent Capital	—	—	(5,000)	—	—	(5,000)
Contribution from Ascent Capital	—	—	2,250	—	—	2,250
Stock-based compensation	—	—	189	—	—	189
Value of shares withheld for minimum tax liability	—	—	(1)	—	—	(1)
Balance at March 31, 2019 (Predecessor)	1,000	$—	$437,149	$(1,068,064)	$7,140	$(623,775)

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

As previously disclosed, on June 30, 2019, Monitronics and certain of its domestic subsidiaries (collectively, the "Debtors"), filed voluntary petitions for relief (collectively, the "Petitions" and, the cases commenced thereby, the "Chapter 11 Cases") under chapter 11 of title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of Texas (the "Bankruptcy Court"). The Debtors' Chapter 11 Cases were jointly administered under the caption In re Monitronics International, Inc., et al., Case No. 19-33650. On August 7, 2019, the Bankruptcy Court entered an order, Docket No. 199 (the "Confirmation Order"), confirming and approving the Debtors' Joint Partial Prepackaged Plan of Reorganization (including all exhibits thereto and, as modified by the Confirmation Order, the "Plan") that was previously filed with the Bankruptcy Court on June 30, 2019. On August 30, 2019 (the "Effective Date"), the conditions to the effectiveness of the Plan were satisfied and the Company emerged from Chapter 11 after completing a series of transactions through which the Company and its former parent, Ascent Capital Group, Inc. ("Ascent Capital"), merged (the "Merger") in accordance with the terms of the Agreement and Plan of Merger, dated as of May 24, 2019 (the "Merger Agreement"). Monitronics was the surviving corporation and, immediately following the Merger, was redomiciled in Delaware in accordance with the terms of the Merger Agreement.

Upon emergence from Chapter 11 on the Effective Date, the Company has applied Accounting Standards Codification ("ASC") 852, Reorganizations, in preparing its condensed consolidated financial statements. As a result of the application of fresh start accounting and the effects of the implementation of the Plan, a new entity for financial reporting purposes was created. The Company selected a convenience date of August 31, 2019 for purposes of applying fresh start accounting as the activity between the convenience date and the Effective Date did not result in a material difference in the financial results. References to "Successor" or "Successor Company" relate to the balance sheet and results of operations of Monitronics on and subsequent to September 1, 2019. References to "Predecessor" or "Predecessor Company" refer to the balance sheet and results of operations of Monitronics prior to September 1, 2019. With the exception of interest and amortization expense, the Company's operating results and key operating performance measures on a consolidated basis were not materially impacted by the reorganization. As such, references to the "Company" could refer to either the Predecessor or Successor periods, as defined.

The unaudited interim financial information of the Company has been prepared in accordance with Article 10 of the Securities and Exchange Commission’s (the "SEC") Regulation S-X. Accordingly, it does not include all of the information required by generally accepted accounting principles in the United States ("GAAP") for complete financial statements. The Company’s unaudited condensed consolidated balance sheet as of March 31, 2020, and the unaudited condensed statements of operations and cash flows of the Successor Company three months ended March 31, 2020 and of the Predecessor Company three months ended March 31, 2019, include the results of Monitronics and all of its direct and indirect subsidiaries. The accompanying interim condensed consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year, particularly when considering the risks and uncertainties associated with the COVID-19 pandemic and the impacts it may have on our financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Monitronics Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 30, 2020.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of revenue and expenses for each reporting period. The significant estimates made in preparation of the Company’s condensed consolidated financial statements primarily relate to valuation of subscriber accounts, deferred tax assets, goodwill and other indefinite-lived intangible assets. These estimates are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including consideration of the potential impacts of the COVID-19 pandemic, and adjusts them when facts and circumstances change. Given the severity and the duration the COVID-19 pandemic is unknown, the potential impacts of the pandemic on Management's estimates is uncertain. Furthermore, as the effects of any future events cannot be determined with any certainty, actual results could differ from the estimates upon which the carrying values were based.

(2)          Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments-Credit Losses (Topic 326) ("ASU 2016-13"), and related amendments, which replaces the incurred loss impairment methodology under prior GAAP with an expected credit loss model. ASU 2016-13 affects trade receivables, loans, contract assets, certain beneficial interests, off-balance sheet credit exposures not accounted for as insurance and other financial assets that are not subject to fair value through net income, as defined by the standard. Under the expected credit loss model, we are required to consider future economic trends to estimate expected credit losses over the lifetime of the asset. We adopted ASU 2016-13 as of January 1, 2020 using the modified retrospective approach and recorded a $1,627,000 reduction to both Accumulated deficit and Contract assets, net - current portion, which is included in Prepaid and other current assets in the unaudited condensed consolidated balance sheets, as an opening adjustment.

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes ("ASU 2019-12"). ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC 740, Income Taxes, and becomes effective on January 1, 2021. The adoption of the new guidance is not expected to have a material impact on our condensed consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform ("ASU 2020-04"). ASU 2020-04 provides optional guidance for a limited period of time to ease potential accounting impact associated with transitioning away from reference rates that are expected to be discontinued, such as the London Interbank Offered Rate ("LIBOR"). The amendments in this ASU apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued. The amendments in ASU 2020-04 can be adopted as of March 12, 2020 and are effective through December 31, 2022. We do not currently have any contracts that have been changed to a new reference rate, but we will continue to evaluate our contracts and the effects of this standard on our condensed consolidated financial statements prior to adoption.

(3)          Goodwill

The following table provides the activity and balances of goodwill by reporting unit (amounts in thousands):

Brinks Home Security
Balance at 12/31/2019	$81,943
Goodwill impairment	(81,943)
Balance at 3/31/2020	$—

The Company accounts for its goodwill pursuant to the provisions of FASB ASC Topic 350, Intangibles - Goodwill and Other ("ASC 350"). In accordance with ASC 350, goodwill is not amortized, but rather tested for impairment annually, or earlier if an event occurs, or circumstances change, that indicate the fair value of a reporting unit may be below its carrying amount.

As of March 31, 2020, the Company determined that a triggering event had occurred as a result of the recent economic disruption and uncertainty due to the COVID-19 pandemic. In response to the triggering event, the Company performed a quantitative impairment test at the Brinks Home Security entity level as we operate as a single reporting unit. The fair value of the Company's reporting unit was estimated based on a discounted cash flow model and market-based approach. Assumptions critical to our fair value estimate under the discounted cash flow model include the discount rate, projected average revenue growth and projected long-term growth rates in the determination of terminal values. The results of the quantitative assessment indicated that the carrying value was in excess of the fair value of the reporting unit, including goodwill. An impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit's fair value. Applying this methodology, we recorded a full goodwill impairment charge of $81,943,000 during the three months ended March 31, 2020. The factors leading to the goodwill impairment are lower projected overall account acquisition in future periods due to the estimated impact of COVID-19 on our account acquisition channels and an increase in the discount rate applied in the discounted cash flow model based on current economic conditions. This resulted in reductions in future cash flows and a lower fair value as calculated under the income approach.

(4)          Other Accrued Liabilities

Other accrued liabilities consisted of the following (amounts in thousands):

	March 31, 2020	December 31, 2019
Accrued payroll and related liabilities	$9,760	$5,908
Interest payable	306	291
Income taxes payable	3,195	2,603
Operating lease liabilities	3,681	3,725
Contingent dealer liabilities	3,188	3,274
Other	7,344	9,153
Total Other accrued liabilities	$27,474	$24,954

(5)          Debt

Debt consisted of the following (amounts in thousands):

	March 31, 2020	December 31, 2019
Takeback Loan Facility, matures March 29, 2024, LIBOR plus 6.5%, subject to a LIBOR floor of 1.25%, with an effective rate of 8.3%	$818,388	$820,444
Term Loan Facility, matures July 3, 2024, LIBOR plus 5.0%, subject to a LIBOR floor of 1.5%, with an effective rate of 6.8%	150,000	150,000
Revolving Credit Facility, matures July 3, 2024, LIBOR plus 5.0%, subject to a LIBOR floor of 1.5%, or base rate (with a floor of 4.5%) plus 4.0%, with an effective rate of 11.6%	63,500	16,000
	$1,031,888	$986,444
Less: Current portion of long-term debt	(8,225)	(8,225)
Long-term debt	$1,023,663	$978,219

Takeback Loan Facility

On the Effective Date, pursuant to the terms of the Plan, the Debtors entered into an $822,500,000 takeback term loan facility (the "Takeback Loan Facility") with the lenders party thereto, and Cortland Capital Market Services, LLC. as administrative agent. As of March 31, 2020, the Takeback Loan Facility has a principal amount of $818,388,000 and matures on March 29, 2024. The Takeback Loan Facility requires quarterly interest payments and quarterly principal payments of $2,056,250. Interest on loans made under the Takeback Loan Facility accrues at an interest rate per year equal to the LIBOR rate (with a floor of 1.25%) plus 6.5% or base rate plus 5.5%. The Takeback Loan Facility, subject to certain exceptions, is guaranteed by each of the Company's existing and future domestic subsidiaries and is secured by substantially all the assets of the Company and such subsidiary guarantors. See note 13, Consolidating Guarantor Financial Information for further information. The Takeback Loan Facility contains customary representations, warranties, covenants and events of default and related remedies.

Credit Facilities

On the Effective Date, pursuant to the terms of the Plan, the Debtors entered into a $145,000,000 senior secured revolving credit facility (the "Revolving Credit Facility"), including a $10,000,000 swingline loan, and $150,000,000 in senior secured term loans (the "Term Loan Facility" and together with the Revolving Credit Facility, the "Credit Facilities") with the lenders party thereto, KKR Capital Markets LLC as lead arranger and bookrunner, KKR Credit Advisors (US) LLC as Structuring Advisor and Encina Private Credit SPV, LLC as administrative agent, swingline lender and L/C issuer. As of March 31, 2020, the Company had $600,000 available under a standby letter of credit issued. In March 2020, we borrowed $50,000,000 on our Revolving Credit Facility to address any unforeseen liquidity needs during the COVID-19 pandemic. As of March 31, 2020, $80,900,000 is available for borrowing under the Revolving Credit Facility, subject to certain financial covenants.

The maturity date of loans made under the Credit Facilities is July 3, 2024, subject to a springing maturity of March 29, 2024, or earlier, depending on any repayment, refinancing or changes in the maturity date of the Takeback Loan Facility. Interest on loans made under the Credit Facilities accrues at an interest rate per year equal to the LIBOR rate (with a floor of 1.5%) plus

5.0% or base rate (with a floor of 4.5%) plus 4.0%, dependent upon the type of borrowing requested by the Company. There is a commitment fee of 0.75% on unused portions of the Revolving Credit Facility.

The Credit Facilities, subject to certain exceptions, are guaranteed by each of the Company's existing and future domestic subsidiaries and are secured by substantially all the assets of the Company and such subsidiary guarantors. See note 13, Consolidating Guarantor Financial Information for further information. The Credit Facilities contain customary representations, warranties, covenants and events of default and related remedies.

The terms of the Takeback Loan Facility and the Credit Facilities provide for certain financial and nonfinancial covenants.  As of March 31, 2020, the Company was in compliance with all required covenants under these financing arrangements.

In order to reduce the financial risk related to changes in interest rates associated with the floating rate term loan under the Takeback Loan Facility, the Company entered into an interest rate cap agreement. The critical terms of the interest rate cap were designed to mirror the terms of the Takeback Loan Facility and are highly effective at offsetting the cash flows being hedged. See note 6, Derivatives for further disclosures related to the settlement of these derivative instruments.

As of March 31, 2020, principal payments scheduled to be made on the Company’s debt obligations are as follows (amounts in thousands):

Remainder of 2020	$6,169
2021	8,225
2022	8,225
2023	8,225
2024	1,001,044
2025	—
Thereafter	—
Total debt principal payments	$1,031,888

(6)          Derivatives

Interest Rate Cap

In November of 2019, the Company entered into an interest rate cap agreement to reduce the interest rate risk inherent in the Company's variable rate Takeback Loan Facility. The interest rate cap agreement provides the right to receive cash if the reference interest rate rises above a contractual rate. The premium paid for the interest rate cap agreement was $3,020,000, which was the initial fair value of the interest rate cap recorded on the condensed consolidated balance sheets.

The critical terms of the interest rate cap were designed to mirror the terms of the Company's variable rate Takeback Loan Facility and are highly effective at offsetting the cash flows being hedged. The Company designated the interest rate cap as a cash flow hedge of the variability of the LIBOR-based interest payments on $750,000,000 of principal of the Takeback Loan Facility. The interest rate cap agreement will expire on December 31, 2023. The effective portion of the interest rate cap's change in fair value is recorded in Accumulated other comprehensive income (loss). Any ineffective portions of the interest rate cap's change in fair value are recognized in current earnings in Interest expense.

During the Successor Company three months ended March 31, 2020, interest expense of $184,000 was reclassified from Accumulated other comprehensive income (loss) to Interest expense on the condensed consolidated statements of operations and comprehensive income (loss). The Company expects to similarly reclassify approximately $737,000 from Accumulated other comprehensive income (loss) to Interest expense on the condensed consolidated statements of operations and comprehensive income (loss) in the next twelve months.

The fair value of the interest rate cap was $962,000 at March 31, 2020, and constituted an asset of the Company. The fair value of the interest rate cap is included in non-current Other assets, net on the condensed consolidated balance sheets based on the maturity date of the derivative instrument. See note 7, Fair Value Measurements for related fair value disclosures.

Interest Rate Swaps

Historically, the Company entered into interest rate swap agreements (all interest rate swap agreements are collectively referred to as the "Swaps") to reduce the interest rate risk inherent in the Company's prior debt agreements.

Prior to December of 2018, all of the Swaps were designated and qualified as cash flow hedging instruments, with the effective portion of the Swaps' change in fair value recorded in Accumulated other comprehensive income (loss). However, in December of 2018, given the potential for changes in the Company's future expected interest payments that these Swaps hedged, all of the Swaps no longer qualified as a cash flow hedge and were de-designated as such. Before the de-designation, changes in the fair value of the Swaps were recognized in Accumulated other comprehensive income (loss) and were reclassified to Interest expense when the hedged interest payments on the underlying debt were recognized. After the de-designation, changes in the fair value of the Swaps are recognized in Unrealized loss on derivative financial instruments on the condensed consolidated statements of operations and comprehensive income (loss). For the Predecessor Company three months ended March 31, 2019, the Company recorded an Unrealized loss on derivative financial instruments of $7,773,000. On April 30, 2019, the various counterparties and the Company agreed to settle and terminate all of the outstanding interest rate swap agreements, which required us to pay $8,767,000 in termination amount to certain counterparties and required a certain counterparty to pay $6,540,000 in termination amount to us, resulting in a Realized net loss on derivative financial instruments of $2,227,000. There are no Swaps outstanding as of March 31, 2020.

The impact of the derivatives on the condensed consolidated financial statements is depicted below (amounts in thousands):

	Successor Company	Predecessor Company
	Three Months Ended March 31,	Three Months Ended March 31,
	2020	2019
Effective portion of loss recognized in Accumulated other comprehensive income (loss)	$(1,997)	$—
Interest cost of interest rate cap reclassified into Net loss (a)	$184	$—
Effective portion of loss reclassified from Accumulated other comprehensive income (loss) into Net income (loss) (a)	$—	$(468)

(a)  Amounts are included in Interest expense in the condensed consolidated statements of operations and comprehensive income (loss).

(7)          Fair Value Measurements

According to the FASB ASC Topic 820, Fair Value Measurement, fair value is defined as the amount that would be received for selling an asset or paid to transfer a liability in an orderly transaction between market participants and requires that assets and liabilities carried at fair value are classified and disclosed in the following three categories:

•Level 1 - Quoted prices for identical instruments in active markets.
•Level 2 - Quoted prices for similar instruments in active or inactive markets and valuations derived from models where all significant inputs are observable in active markets.
•Level 3 - Valuations derived from valuation techniques in which one or more significant inputs are unobservable in any market.

The following summarizes the fair value level of assets that are measured on a recurring basis at March 31, 2020 and December 31, 2019 (amounts in thousands):

	Level 1	Level 2	Level 3	Total
March 31, 2020
Interest rate cap agreement - assets (a)	$—	$962	$—	$962
Total	$—	$962	$—	$962
December 31, 2019
Interest rate cap agreement - assets (a)	$—	$2,959	$—	$2,959
Total	$—	$2,959	$—	$2,959

(a)   Interest rate cap asset value is included in non-current Other assets on the condensed consolidated balance sheets.

The Company has determined that the significant inputs used to value the interest rate cap fall within Level 2 of the fair value hierarchy.  As a result, the Company has determined that its interest rate cap valuation is classified in Level 2 of the fair value hierarchy.

Carrying values and fair values of financial instruments that are not carried at fair value are as follows (amounts in thousands):

	March 31, 2020	December 31, 2019
Long term debt, including current portion:
Carrying value	$1,031,888	$986,444
Fair value (a)	$763,866	$857,717

(a)  The fair value is based on market quotations from third party financial institutions and is classified as Level 2 in the hierarchy.

The Company’s other financial instruments', including cash and cash equivalents, restricted cash, accounts receivable, accounts payable and contingent dealer liabilities, carrying values approximate their fair values because of their nature.

(8)          Stockholders' Equity

Common Stock

The Company had 22,500,000 issued and outstanding shares of Common Stock, par value $0.01 per share ("Common Stock") as of both March 31, 2020 and December 31, 2019.

Accumulated Other Comprehensive Income (Loss)

The following table provides a summary of the changes in Accumulated other comprehensive income (loss) for the three months ended March 31, 2020 (amounts in thousands):

Successor Company
Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2019	$9
Unrealized loss on interest rate cap recognized through Accumulated other comprehensive income (loss), net of income tax of $0	(1,997)
Interest cost of interest rate cap reclassified into Net loss, net of income tax of $0 (a)	184
Balance at March 31, 2020	$(1,804)

(a)  Amounts reclassified into Net loss are included in Interest expense on the condensed consolidated statements of operations.  See note 6, Derivatives for further information.

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

(a)  Amounts reclassified into Net loss are included in Interest expense on the condensed consolidated statements of operations.  See note 6, Derivatives for further information.

(9)          Basic and Diluted Earnings Per Common Share

Basic earnings per common share ("EPS") is computed by dividing net income by the weighted average number of shares of Common Stock outstanding for the period.  Diluted EPS is computed by dividing net income by the sum of the weighted average number of shares of Common Stock outstanding and the effect of dilutive securities. For the Successor Company three months ended March 31, 2020, there were no anti-dilutive securities outstanding. The weighted average number of basic and diluted shares of Common Stock was 22,500,000 for the Successor Company three months ended March 31, 2020. There were no public shares of Common Stock outstanding during the Predecessor Company three months ended March 31, 2019 as Monitronics was wholly-owned by Ascent Capital.

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

(11)        Revenue Recognition

Disaggregation of Revenue

Revenue is disaggregated by source of revenue as follows (in thousands):

	Successor Company	Predecessor Company
	Three Months Ended March 31,	Three Months Ended March 31,
	2020	2019
Alarm monitoring revenue	$110,808	$121,479
Product, installation and service revenue	10,496	6,534
Other revenue	1,271	1,593
Total Net revenue	$122,575	$129,606

Contract Balances

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers (in thousands):

	March 31, 2020	December 31, 2019
Trade receivables, net	$10,808	$12,083
Contract assets, net - current portion (a)	$11,639	$12,070
Contract assets, net - long-term portion (b)	$14,584	$14,852
Deferred revenue	$11,815	$12,008

(a)  Amount is included in Prepaid and other current assets in the unaudited condensed consolidated balance sheets.
(b)  Amount is included in Other assets in the unaudited condensed consolidated balance sheets.

(12)        Leases

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

All of the Company's leases are currently determined to be operating leases.

Components of Lease Expense

The components of lease expense were as follows (in thousands):

	Successor Company	Predecessor Company
	Three Months Ended March 31,	Three Months Ended March 31,
	2020	2019
Operating lease cost (a)	$218	$131
Operating lease cost (b)	962	996
Total operating lease cost	$1,180	$1,127

(a)  Amount is included in Cost of services in the unaudited condensed consolidated statements of operations and comprehensive income (loss).
(b)  Amount is included in Selling, general and administrative, including stock-based and long-term incentive compensation in the unaudited condensed consolidated statements of operations and comprehensive income (loss).

Remaining Lease Term and Discount Rate

The following table presents the weighted-average remaining lease term and the weighted-average discount rate:

As of March 31, 2020
Weighted-average remaining lease term for operating leases (in years)	9.3
Weighted-average discount rate for operating leases	11.7%

All of the Company's lease contracts do not provide a readily determinable implicit rate. For these contracts, the Company's estimated incremental borrowing rate is based on information available either upon adoption of ASU 2016-02, Leases (Topic 842) or at the inception of the lease.

Supplemental Cash Flow Information

The following is the supplemental cash flow information associated with the Company's leases (in thousands):

	Successor Company	Predecessor Company
	Three Months Ended March 31,	Three Months Ended March 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Lease payments included in cash flows from operating activities (a)	$1,152	$1,069
Right-of-use assets obtained in exchange for new:
Operating lease liabilities	$429	$15

(a)  Cash flow impacts from Operating lease right-of-use assets and Operating lease liabilities are presented net on the cash flow statement in changes in Payables and other liabilities.

Maturities of Lease Liabilities

As of March 31, 2020, maturities of lease liabilities were as follows:

Remainder of 2020	$2,947
2021	3,573
2022	3,435
2023	3,118
2024	3,065
Thereafter	17,264
Total lease payments	$33,402
Less: Interest	(13,591)
Total lease obligations	$19,811

(13)        Consolidating Guarantor Financial Information

Monitronics (the "Parent Issuer") entered into the Takeback Loan Facility and the Credit Facilities in August 2019 and both are guaranteed by all of the Company's existing domestic subsidiaries. Consolidating guarantor financial information has not been presented in this Form 10-Q as substantially all of the Company's operations are now conducted by the Parent Issuer entity. The Company believes that disclosing such information would not provide investors with any additional information that would be material in evaluating the sufficiency of the guarantees.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, marketing and operating strategies, new service offerings, the availability of capital, financial prospects, anticipated sources and uses of capital. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

•business or economic disruptions or global health concerns, including the outbreak of COVID-19, may materially and adversely affect our business, financial condition, future results and cash flow;
•macroeconomic conditions and their effect on the general economy and on the U.S. housing market, in particular single family homes, which represent our largest demographic;
•uncertainties in the development of our business strategies, including the rebranding to Brinks Home Security and market acceptance of new products and services;
•the competitive environment in which we operate, in particular, increasing competition in the alarm monitoring industry from larger existing competitors and new market entrants, including well-financed technology, telecommunications and cable companies;
•the development of new services or service innovations by competitors;
•our ability to acquire and integrate additional accounts, including the impact of restrictions on selling our services door-to-door, and competition for dealers with other alarm monitoring companies which could cause dealers to leave our program or an increase in expected costs of acquiring an account ("Subscriber Acquisition Costs");
•technological changes which could result in the obsolescence of currently utilized technology with the need for significant upgrade expenditures, including the phase out of 2G, 3G and CDMA networks by cellular carriers;
•the trend away from the use of public switched telephone network lines and the resultant increase in servicing costs associated with alternative methods of communication;
•our high degree of leverage and the restrictive covenants governing its indebtedness;
•the operating performance of our network, including the potential for service disruptions at both the main monitoring facility and back-up monitoring facility due to acts of nature or technology deficiencies, and the potential of security breaches related to network or customer information;
•the outcome of any pending, threatened, or future litigation, including potential liability for failure to respond adequately to alarm activations;
•the ability to continue to obtain insurance coverage sufficient to hedge our risk exposures, including as a result of acts of third parties and/or alleged regulatory violations;
•changes in the nature of strategic relationships with original equipment manufacturers, dealers and other of our business partners;
•the reliability and creditworthiness of our independent alarm systems dealers and subscribers;
•changes in our expected rate of subscriber attrition;
•availability of, and our ability to retain, qualified personnel;
•integration of acquired assets and businesses;
•the regulatory environment in which we operate, including the multiplicity of jurisdictions, state and federal consumer protection laws and licensing requirements to which we and/or our dealers are subject and the risk of new regulations, such as the increasing adoption of "false alarm" ordinances; and
•general business conditions and industry trends.

For additional risk factors, please see Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2019 (the "2019 Form 10-K") and Part II, Item 1A, Risk Factors in this Quarterly Report on Form 10-Q. These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

The following discussion and analysis provides information concerning our results of operations and financial condition.  This discussion should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto included elsewhere herein and the 2019 Form 10-K.

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

As previously disclosed, on June 30, 2019, Monitronics and certain of its domestic subsidiaries (collectively, the "Debtors"), filed voluntary petitions for relief (collectively, the "Petitions" and, the cases commenced thereby, the "Chapter 11 Cases") under chapter 11 of title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of Texas (the "Bankruptcy Court"). The Debtors' Chapter 11 Cases were jointly administered under the caption In re Monitronics International, Inc., et al., Case No. 19-33650. On August 7, 2019, the Bankruptcy Court entered an order, Docket No. 199 (the "Confirmation Order"), confirming and approving the Debtors' Joint Partial Prepackaged Plan of Reorganization (including all exhibits thereto and, as modified by the Confirmation Order, the "Plan") that was previously filed with the Bankruptcy Court on June 30, 2019. On August 30, 2019 (the "Effective Date"), the conditions to the effectiveness of the Plan were satisfied and the Company emerged from Chapter 11 after completing a series of transactions through which the Company and its former parent, Ascent Capital Group, Inc. ("Ascent Capital"), merged (the "Merger") in accordance with the terms of the Agreement and Plan of Merger, dated as of May 24, 2019 (the "Merger Agreement"). Monitronics was the surviving corporation and, immediately following the Merger, was redomiciled in Delaware in accordance with the terms of the Merger Agreement.

Upon emergence from Chapter 11 on the Effective Date, the Company has applied Accounting Standards Codification ("ASC") 852, Reorganizations, in preparing its condensed consolidated financial statements. As a result of the application of fresh start accounting and the effects of the implementation of the Plan, a new entity for financial reporting purposes was created. The Company selected a convenience date of August 31, 2019 for purposes of applying fresh start accounting as the activity between the convenience date and the Effective Date did not result in a material difference in the financial results. References to "Successor" or "Successor Company" relate to the balance sheet and results of operations of Monitronics on and subsequent to September 1, 2019. References to "Predecessor" or "Predecessor Company" refer to the balance sheet and results of operations of Monitronics prior to September 1, 2019. With the exception of interest and amortization expense, the Company's operating results and key operating performance measures on a consolidated basis were not materially impacted by the reorganization. As such, references to the "Company" could refer to either the Predecessor or Successor periods, as defined.

Impact of COVID-19

In December 2019, an outbreak of a novel strain of coronavirus ("COVID-19") originated in Wuhan, China and has been detected globally on a widespread basis, including in the United States. The COVID-19 pandemic has resulted in the closure of many corporate offices, retail stores, and manufacturing facilities and factories globally, as well as border closings, quarantines, cancellations, disruptions to supply chains and customer activity, and general concern and uncertainty.

In response to the pandemic, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020 in the U.S. The CARES Act, among other things, provides for an acceleration of alternative minimum tax credit refunds, the deferral of certain employer payroll taxes and expands the availability of net operating loss usage. We do not expect the CARES Act to have material impact on the Company's annual effective income tax rate for the year.

With respect to our call and alarm response centers, we have established certain policies and procedures to enable full continuity of our monitoring services moving forward, including distancing staff in the call centers, activating our backup call center facility and enabling our call center operators to operate from home. For employees that can work remotely, we have instituted measures to support them, including purchasing additional equipment to enable work from home capabilities. We are also ensuring we comply with our data security measures to guarantee that all employee and customer data remains protected and secure. As of March 31, 2020, substantially all of our workforce is working remotely. In addition, our existing call centers still remain fully operational on premises.

In regards to our operations and dealer operations in the field, in jurisdictions where local or state governments have implemented a “shelter in place” or similar orders, we have instructed our dealers to cease doing door-to-door sales until such measures are lifted. This has negatively impacted our Dealer Channel productivity starting in the latter half of March 2020. Subject to a scheduled service or installation request, and adhering to certain safety protocols, we continue to send field technicians out to service a customer’s home to service or to install a new system. We have taken measures to protect our supply chain of alarm monitoring equipment and, to date, have not experienced significant supply chain constraints to service our customers.

With respect to our receivables from our customers, for the three months ended March 31, 2020, we have issued credits for relief to customers being impacted by hardships from the pandemic. Additionally, we have increased our allowances on collection of certain trade and dealer receivables based on the expected impact of the continuation of the pandemic into the second quarter of 2020. As a result of COVID-19, we experienced no material impact on our unit and Recurring Monthly Revenue ("RMR") attrition during the three months ended March 31, 2020.

As noted in the financial statements, as of March 31, 2020, the Company determined that a goodwill triggering event had occurred as a result of the recent economic disruption and uncertainty due to the COVID-19 pandemic. Due to the Company's decision to cease door-to-door sales in jurisdictions with a "shelter in place" or similar orders and deteriorating economic conditions, we anticipate a reduction in projected account acquisitions. In response to the triggering event, the Company performed a quantitative goodwill impairment test at the Brinks Home Security entity level as we operate as a single reporting unit. The results of the quantitative assessment indicated that the carrying value was in excess of the fair value of the reporting unit, including goodwill, which resulted in a full goodwill impairment charge of $81,943,000 during the three months ended March 31, 2020. The factors leading to the goodwill impairment are lower projected overall account acquisition in future periods due to the estimated impact of COVID-19 on our account acquisition channels and an increase in the discount rate applied in the discounted cash flow model based on current economic conditions. This resulted in reductions in future cash flows and a lower fair value as calculated under the income approach.

While we continue to assess the impact of these events, in future periods we may experience increased revenue credits, reduced account acquisitions in the Dealer Channel and Direct to Consumer Channel and increased attrition and other costs as a result of the pandemic.

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

Account Growth

We believe that generating account growth at a reasonable cost is essential to scaling our business and generating stakeholder value. We currently generate new accounts through both our Dealer Channel and Direct to Consumer Channel. Our ability to grow new accounts in the future will be impacted by our ability to adjust to changes in consumer buying behavior and increased competition from technology, telecommunications and cable companies. We currently have several initiatives in place to drive profitable account growth, which include:

•enhancing our brand recognition with consumers, which we believe is bolstered by the rebranding to Brinks Home Security;
•differentiating and profitably growing our Direct to Consumer Channel under the Brinks Home Security brand;
•recruiting and retaining high quality dealers into our Authorized Dealer Program;
•assisting new and existing dealers with training and marketing initiatives to increase productivity; and
•offering third-party equipment financing to consumers, which is expected to assist in driving account growth at lower creation costs.

Creation Cost Efficiency

We also consider the management of creation costs to be a key driver in improving our financial results. Generating accounts at lower creation costs per account would improve our profitability and cash flows.  The initiatives related to managing creation costs include:

•improving performance in our Direct to Consumer Channel including generating higher quality leads at favorable cost; increasing sales close rates and enhancing our customer activation process;
•improved unit economics, including negotiating lower subscriber account purchase price multiples in our Dealer Channel; and
•expanding the use and availability of third-party financing, which will drive down net creation costs.

Attrition

While we have also experienced higher subscriber attrition rates in the past few years, we have continued to develop our efforts to manage subscriber attrition, which we believe will help drive increases in our subscriber base and stakeholder value. We currently have several initiatives in place to reduce subscriber attrition, which include:

•maintaining high customer service levels;
•effectively managing the credit quality of new customers;
•expanding our efforts to both retain customers who have indicated a desire to cancel service and win-back previous customers;
•using predictive modeling to identify subscribers with a higher risk of cancellation and engaging with these subscribers to obtain contract extensions on terms favorable to the Company; and
•implementing effective pricing strategies.

Margin Improvement

We are also implementing initiatives to attempt to reduce expenses and improve our financial results, which include:

•reducing our operating costs by right sizing the cost structure to the business and leveraging our scale;
•increasing use of automation; and
•implementing more sophisticated purchasing techniques.

While there are uncertainties related to the successful implementation of the foregoing initiatives impacting our ability to achieve net profitability and positive cash flows in the near term, we believe they will position us to improve our operating performance, increase cash flows and create stakeholder value over the long-term.

Accounts Acquired

For the Three Months Ended March 31, 2020

During the three months ended March 31, 2020 and 2019, the Company acquired 27,414 and 20,003 subscriber accounts, respectively, through our Dealer Channel, Direct to Consumer Channel and bulk negotiated account acquisitions ("bulk buys"). The increase in accounts acquired for the three months ended March 31, 2020 is due to a bulk buy of 10,960 accounts in March 2020. There were no bulk buys during the three months ended March 31, 2019. The increase was partially offset by a year-over-year decline in accounts generated in the Dealer Channel, primarily due to the Company's election to cease purchasing accounts from two dealers in the fourth quarter of 2019 and restrictions on door-to-door selling relating to the outbreak of COVID-19 starting in the latter half of March 2020.

RMR acquired during the three months ended March 31, 2020 and 2019 was $1,074,000 and $964,000, respectively.

Attrition

Account cancellations, otherwise referred to as subscriber attrition, have a direct impact on the number of subscribers that the Company services and on its financial results, including revenues, operating income and cash flow.  A portion of the subscriber base can be expected to cancel their service every year. Subscribers may choose not to renew or to terminate their contract for a variety of reasons, including relocation, cost, switching to a competitor's service, limited use by the subscriber or low perceived value.  The largest categories of cancelled accounts relate to subscriber relocation or those cancelled due to non-payment. The Company defines its attrition rate as the number of cancelled accounts in a given period divided by the weighted average number of subscribers for that period.  The Company considers an account cancelled if payment from the subscriber is deemed uncollectible or if the subscriber cancels for various reasons.  If a subscriber relocates but continues its service, it is not a cancellation.  If the subscriber relocates, discontinues its service and a new subscriber assumes the original subscriber's service and continues the revenue stream, it is also not a cancellation.  The Company adjusts the number of cancelled accounts by excluding those that are contractually guaranteed by its dealers.  The typical dealer contract provides that if a subscriber cancels in the first year of its contract, the dealer must either replace the cancelled account with a new one or refund to the Company the cost paid to acquire the contract. To help ensure the dealer's obligation to the Company, the Company typically maintains a dealer funded holdback reserve ranging from 5-8% of subscriber accounts in the guarantee period.  In some cases, the amount of the holdback liability is less than actual attrition experience.

The table below presents subscriber data for the twelve months ended March 31, 2020 and 2019:

	Twelve Months Ended March 31,
	2020	2019
Beginning balance of accounts	901,193	958,719
Accounts acquired	88,797	111,376
Accounts cancelled	(143,724)	(164,221)
Cancelled accounts guaranteed by dealer and other adjustments (a)	(4,827)	(4,681)
Ending balance of accounts	841,439	901,193
Monthly weighted average accounts	867,016	936,430
Attrition rate - Unit	16.6%	17.5%
Attrition rate - RMR (b)	17.8%	17.0%

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

The unit attrition rate for the twelve months ended March 31, 2020 and 2019 was 16.6% and 17.5%, respectively. The RMR attrition rate for the twelve months ended March 31, 2020 and 2019 was 17.8% and 17.0%, respectively. The decrease in unit attrition rate for the twelve months ended March 31, 2020 is primarily due to fewer subscribers reaching the end of their initial contract term, continued efforts around customer retention and the benefit of improved credit quality in our Direct to Consumer Channel. The increase in the RMR attrition rate for the twelve months ended March 31, 2020 was primarily attributable to a more aggressive price increase strategy in the corresponding prior period.

We analyze our attrition by classifying accounts into annual pools based on the year of acquisition. We then track the number of cancelled accounts as a percentage of the initial number of accounts acquired for each pool for each year subsequent to its acquisition. Based on the average cancellation rate across the pools, the Company's attrition rate is generally very low within the initial 12 month period after considering the accounts which were replaced or refunded by the dealers at no additional cost to the Company. Over the next few years of the subscriber account life, the number of subscribers that cancel as a percentage of the initial number of subscribers in that pool gradually increases and historically has peaked following the end of the initial contract term, which is typically three to five years. Subsequent to the peak following the end of the initial contract term, the number of subscribers that cancel as a percentage of the initial number of subscribers in that pool generally normalizes. Accounts generated through the Direct to Consumer Channel have homogeneous characteristics as accounts generated through the Dealer Channel and follow the same attrition curves. However, accounts generated through the Direct to Consumer Channel have attrition of approximately 10% in the initial 12 month period following account acquisition which is higher than accounts generated in the Dealer Channel due to the dealer guarantee period.

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

Results of Operations

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Fresh Start Accounting Adjustments. With the exception of interest and amortization expense, the Company's operating results and key operating performance measures on a consolidated basis were not materially impacted by the reorganization of the Company in August 2019 and the application of fresh start accounting. We believe that certain of our consolidated operating results for the three months ended March 31, 2020 is comparable to certain operating results from the comparable prior year period.

The following table sets forth selected data from the accompanying condensed consolidated statements of operations and comprehensive income (loss) for the periods indicated (dollar amounts in thousands).

	Successor Company	Predecessor Company
	Three Months Ended March 31,	Three Months Ended March 31,
	2020	2019
Net revenue	$122,575	$129,606
Cost of services	28,010	26,764
Selling, general and administrative, including stock-based and long-term incentive compensation	44,453	31,222
Amortization of subscriber accounts, deferred contract acquisition costs and other intangible assets	53,281	49,145
Interest expense	20,342	37,433
Loss before income taxes	(113,387)	(31,099)
Income tax expense	618	671
Net loss	(114,005)	(31,770)

Adjusted EBITDA (a)	$58,741	$73,739
Adjusted EBITDA as a percentage of Net revenue	47.9%	56.9%

Expensed Subscriber acquisition costs, net
Gross subscriber acquisition costs (b)	$7,868	$5,856
Revenue associated with subscriber acquisition costs	(1,860)	(1,703)
Expensed Subscriber acquisition costs, net	$6,008	$4,153

(a)  See reconciliation of Net income (loss) to Adjusted EBITDA below.
(b)  Gross subscriber acquisition costs for the three months ended March 31, 2019 has been restated from $7,315,000 to $5,856,000 due to allocation adjustments made to align with current period presentation of expensed subscriber acquisition costs.

Net revenue.  Net revenue decreased $7,031,000, or 5.4%, for the three months ended March 31, 2020, as compared to the corresponding prior year period. The decrease in net revenue is primarily attributable to a decrease in alarm monitoring revenue of $10,671,000 due to the lower average number of subscribers in 2020. Additionally, average RMR per subscriber decreased from $45.28 as of March 31, 2019 to $44.64 as of March 31, 2020 due to changing mix of customers generated through the Direct to Consumer Channel that typically have lower RMR as a result of the elimination of equipment subsidies. The decrease in alarm monitoring revenue was partially offset by an increase in product, installation and service revenue of $3,962,000, largely due to an increase in field service jobs associated with contract extensions combined with higher revenue per transaction in the Direct to Consumer Channel.

Cost of services.  Cost of services increased $1,246,000, or 4.7%, for the three months ended March 31, 2020, as compared to the corresponding prior year period. The increase is primarily attributable to an increase in field service jobs associated with contract extensions for our high propensity to churn population. Subscriber acquisition costs, which include expensed equipment and labor costs associated with the creation of new subscribers, increased to $1,918,000 for the three months ended March 31, 2020, as compared to $1,671,000 for the three months ended March 31, 2019. Cost of services as a percentage of net revenue increased from 20.7% for the three months ended March 31, 2019 to 22.9% for the three months ended March 31, 2020.

Selling, general and administrative.  Selling, general and administrative costs ("SG&A") increased $13,231,000, or 42.4%, for the three months ended March 31, 2020, as compared to the corresponding prior year period. The increase for the three months ended March 31, 2020 is primarily attributable to consulting fees on integration and implementation of company initiatives and severance expense related to transitioning executive leadership. Subscriber acquisition costs included in SG&A increased to $5,950,000 for the three months ended March 31, 2020, as compared to $4,185,000 for the three months ended March 31, 2019 due to increased subscriber acquisition selling and marketing costs associated with the creation of new subscribers. The remaining increase was attributable to higher post-bankruptcy emergence employee costs and brand-related marketing expense. Starting in March 2020, we largely suspended brand spend and implemented several cost savings measures in response to the COVID-19 outbreak. SG&A as a percentage of net revenue increased from 24.1% for the three months ended March 31, 2019 to 36.3% for the three months ended March 31, 2020.

Amortization of subscriber accounts, deferred contract acquisition costs and other intangible assets.  Amortization of subscriber accounts, deferred contract acquisition costs and other intangible assets increased $4,136,000, or 8.4%, for the three months ended March 31, 2020, as compared to the corresponding prior year period. The increase is due to amortization of the dealer network intangible asset recognized upon the Company's emergence from bankruptcy. Additionally, as part of the fresh start accounting adjustments, the existing subscriber accounts as of August 31, 2019 were stated at fair value and are amortized on the 14-year 235% double-declining curve. This curve is shorter than the methodology utilized on newly generated subscriber accounts, due to the various aged vintages of the Company's subscriber base at August 31, 2019. The shorter amortization curve results in higher amortization expense per period. These increases are partially offset by a lower number of subscriber accounts purchased in the last twelve months ended March 31, 2020, as compared to the corresponding prior year period.

Interest expense.  Interest expense decreased $17,091,000, or 45.7%, for the three months ended March 31, 2020, as compared to the corresponding prior year period. The decrease in interest expense is attributable to the Company's decreased outstanding debt balances upon the reorganization, primarily related to the retirement of the Company's 9.125% Senior Notes.

Income tax expense.  The Company had pre-tax loss of $113,387,000 and income tax expense of $618,000 for the three months ended March 31, 2020. Income tax expense for the three months ended March 31, 2020 is attributable to the Company's state tax expense incurred from Texas margin tax. The Company had pre-tax loss of $31,099,000 and income tax expense of $671,000 for the three months ended March 31, 2019. Income tax expense for the three months ended March 31, 2019 is attributable to the Company's state tax expense incurred from Texas margin tax.

Net loss. The Company had net loss of $114,005,000 for the three months ended March 31, 2020, as compared to a net loss of $31,770,000 for the three months ended March 31, 2019. The increase in net loss for the three months ended March 31, 2020 is primarily attributable to a goodwill impairment charge recorded of $81,943,000, combined with a decline in net revenue, severance expense related to transitioning executive leadership, and increases in retention-related field service, subscriber acquisition and employee costs, as well as incremental brand marketing expense. Also impacting net loss for the three months ended March 31, 2020 were radio conversion costs, with no such costs incurred in the three months ended March 31, 2019. The net loss for the three months ended March 31, 2019 is due to higher interest expense, the unrealized loss on derivative financial instruments and refinancing expense, partially offset by operating income.

Adjusted EBITDA

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

The following table provide a reconciliation of Net loss to total Adjusted EBITDA for the periods indicated (amounts in thousands):

	Successor Company	Predecessor Company
	Three Months Ended March 31,	Three Months Ended March 31,
	2020	2019
Net loss	$(114,005)	$(31,770)
Amortization of subscriber accounts, deferred contract acquisition costs and other intangible assets	53,281	49,145
Depreciation	3,109	3,154
Radio conversion costs	4,824	—
Stock-based compensation	—	189
Long-term incentive compensation	163	286
LiveWatch acquisition contingent bonus charges	—	63
Severance expense (a)	2,890	—
Integration / implementation of company initiatives	5,576	1,581
Goodwill impairment	81,943	—
Interest expense	20,342	37,433
Unrealized loss on derivative financial instruments	—	7,773
Refinancing expense	—	5,214
Income tax expense	618	671
Adjusted EBITDA	$58,741	$73,739

(a)  Severance expense related to transitioning executive leadership in 2020.

Adjusted EBITDA decreased $14,998,000, or 20.3%, for the three months ended March 31, 2020, as compared to the corresponding prior year period.  The decrease for the three months ended March 31, 2020 is primarily the result of decreases in net revenue and increases in retention-related field service costs, subscriber acquisition costs, employee costs and marketing expenses as discussed above.

Expensed Subscriber acquisition costs, net.  Subscriber acquisition costs, net increased to $6,008,000 for the three months ended March 31, 2020, as compared to $4,153,000 for the three months ended March 31, 2019. Expensed subscriber acquisition costs, net, for the three months ended March 31, 2019 was restated from $5,612,000 to $4,153,000 to be comparable with how acquisition costs were allocated for the three months ended March 31, 2020. The change in subscriber acquisition cost allocation was done to better align us with how peer companies in the industry present subscriber acquisition costs. This change had no impact on the unaudited condensed consolidated statements of operations and comprehensive income (loss). The increase in subscriber acquisition costs, net is primarily attributable to increased direct headcount costs and marketing expense, which aided the higher production volume in the Company's Direct to Consumer Channel year over year.

Liquidity and Capital Resources

As of March 31, 2020, we had $61,917,000 of cash and cash equivalents.  Our primary sources of funds is our cash flows from operating activities which are generated from alarm monitoring and related service revenues.  During the three months ended March 31, 2020 and 2019, our cash flow from operating activities was $26,811,000 and $48,542,000, respectively.  The primary drivers of our cash flow from operating activities are the fluctuations in revenues and operating expenses as discussed in "Results of Operations" above.  In addition, our cash flow from operating activities may be significantly impacted by changes in working capital.

During the three months ended March 31, 2020 and 2019, we used cash of $20,937,000 and $28,850,000, respectively, to fund subscriber account acquisitions, net of holdback and guarantee obligations.  In addition, during the three months ended March 31, 2020 and 2019, we used cash of $4,223,000 and $2,999,000, respectively, to fund our capital expenditures.

Our existing long-term debt at March 31, 2020 includes the aggregate principal balance of $1,031,888,000 under the Takeback Loan Facility, Term Loan Facility and the Revolving Credit Facility.  The Takeback Loan Facility has an outstanding principal balance of $818,388,000 as of March 31, 2020 and requires principal payments of $2,056,250 per quarter, with the remaining amount becoming due on March 29, 2024.  The Term Loan Facility has an outstanding principal balance of $150,000,000 as of March 31, 2020. The Revolving Credit Facility has an outstanding balance of $63,500,000 as of March 31, 2020. We also had $600,000 available under a standby letter of credit issued as of March 31, 2020. The maturity date of the loans made under the Term Loan Facility and the Revolving Credit Facility is July 3, 2024, subject to a springing maturity of March 29, 2024, or earlier, depending on any repayment, refinancing or changes in the maturity date of the Takeback Loan Facility.

In March 2020, we borrowed $50,000,000 on our Revolving Credit Facility to address any unforeseen liquidity needs during the COVID-19 pandemic.

Radio Conversion Costs
Certain cellular carriers of 3G and CDMA cellular networks have announced that they will be retiring these networks between February and December of 2022. As of March 31, 2020, we have approximately 376,000 subscribers with 3G or CDMA equipment which may have to be upgraded as a result of these retirements. Additionally, in the month of September of 2019, other certain cellular carriers of 2G cellular networks have announced that the 2G cellular networks will be sunsetting as of December 31, 2020. As of March 31, 2020, we have approximately 22,000 subscribers with 2G cellular equipment which may have to be upgraded as a result of this retirement. While we are in the early phase of offering equipment upgrades to our 3G and 2G population, we currently estimate that we will incur approximately $65,000,000 to $85,000,000 between the remainder of 2020 and the second half of 2022 to complete the required upgrades of these networks. For the three months ended March 31, 2020, the Company incurred radio conversion costs of $4,824,000. Total costs for the conversion of such customers are subject to numerous variables, including our ability to work with our partners and subscribers on cost sharing initiatives, and the costs that we actually incur could be materially higher than our current estimates.

Liquidity Outlook

In considering our liquidity requirements for the next twelve months, we evaluated our known future commitments and obligations.  We will require the availability of funds to finance our strategy to grow through the acquisition of subscriber accounts.  We considered our expected operating cash flows as well as the borrowing capacity of our Revolving Credit Facility, under which we could borrow an additional $80,900,000 as of March 31, 2020, subject to certain financial covenants. Based on this analysis, we expect that cash on hand, cash flow generated from operations and available borrowings under the Revolving Credit Facility will provide sufficient liquidity for the next twelve months, given our anticipated current and future requirements.

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

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

Interest Rate Risk

We have exposure to changes in interest rates related to the terms of our debt obligations. The Company uses an interest rate cap derivative instrument to manage exposure related to the movement in interest rates. The derivative is designated as a cash flow hedge and was entered into with the intention of reducing the risk associated with the variable interest rates on the Takeback Loan Facility. We do not use derivative financial instruments for trading purposes.

Tabular Presentation of Interest Rate Risk

The table below provides information about our outstanding debt obligations that are sensitive to changes in interest rates. Debt amounts represent principal payments by maturity date as of March 31, 2020.

Year of Maturity	Variable Rate Debt
Remainder of 2020	$6,169
2021	8,225
2022	8,225
2023	8,225
2024	1,001,044
2025	—
Thereafter	—
Total	$1,031,888

Item 4.  Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and chief financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, and in light of the insufficient time to remediate the material weakness discussed in our Annual Report on Form 10-K for the year ended December 31, 2019, the Executives concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2020 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in the Company’s internal controls over financial reporting that occurred during the three months ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, its internal controls over financial reporting. We continue to monitor the effectiveness of our internal control over financial reporting in the areas affected by the material weakness described in our Annual Report on Form 10-K for the year ended December 31, 2019, and we have and will continue to perform additional procedures, including the use of manual mitigating control procedures and employing any additional tools and resources deemed necessary, to ensure that our condensed consolidated financial statements are fairly stated in all material respects.

PART II - OTHER INFORMATION

Item 1A.  Risk Factors

Except as discussed below, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019.

Business or economic disruptions or global health concerns may materially and adversely affect our business, financial condition, future results and cash flow.

Periods of market volatility may continue to occur in response to pandemics or other events outside of our control. These types of events could adversely affect our financial condition, future results and cash flow. In December 2019, an outbreak of a novel strain of COVID-19 originated in Wuhan, China and has now been detected globally on a widespread basis, including in the United States. In response, governmental authorities have imposed, and others in the future may impose, stay-at-home orders, shelter-in-place orders, quarantines, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19, which limit gatherings and travel, and require workers who are not necessary to sustain or protect life to stay home. Such orders or restrictions have resulted in the closure of many corporate offices, retail stores, and manufacturing facilities and factories globally, as well as border closings, quarantines, cancellations, disruptions to supply chains and customer activity, and general concern and uncertainty, among other effects. Preventative and protective actions that public health officials, governments or the Company have taken with respect to COVID-19 have and will continue to adversely impact our business, suppliers, distribution channels, and customers, including business shutdowns or disruptions for an indefinite period of time, reduced operations, reduced ability to supply products and reduced ability to service a customer’s home to service or to install a new system. For instance, in jurisdictions where local or state governments have implemented a “shelter in place” or similar order, we have instructed our dealers to cease doing door-to-door sales until such measures are lifted.

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

Item 6.  Exhibits

Listed below are the exhibits which are included as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

3.1	Certificate of Incorporation of Monitronics International, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 4, 2019).
3.2	Bylaws of Monitronics International, Inc. (incorporated by reference to Exhibit 3.2 to Monitronics’ Current Report on Form 8-K filed with the SEC on September 4, 2019).
31.1	Chief Executive Officer Certifications pursuant to Section 301 of the Sarbanes-Oxley Act of 2002. *
31.2	Chief Financial Officer Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32	18 U.S.C. Section 1350 Certification, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
101.INS	XBRL Instance Document. *
101.SCH	XBRL Taxonomy Extension Schema Document. *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document. *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. *

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONITRONICS INTERNATIONAL, INC.

Date:	May 15, 2020	By:	/s/ William E. Niles
William E. Niles
Chief Executive Officer (principal executive officer)

Date:	May 15, 2020	By:	/s/ Fred A. Graffam
Fred A. Graffam
Chief Financial Officer, Executive Vice President and Assistant Secretary (principal financial and accounting officer)