Form 10-Q
period 2020-06-30
MONITRONICS INTERNATIONAL INC
filed 2020-08-10
CIK 1265107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020
OR
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☒ No ☐
The number of outstanding shares of Monitronics International, Inc.'s common stock as of August 10, 2020 was 22,500,000 shares.

Item 1.  Financial Statements (unaudited)
MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
Amounts in thousands, except share amounts
(unaudited)

	Successor Company
	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$45,452	$14,763
Restricted cash	180	238
Trade receivables, net of allowance for doubtful accounts of $2,746 in 2020 and $3,828 in 2019	10,410	12,083
Prepaid and other current assets	25,981	25,195
Total current assets	82,023	52,279
Property and equipment, net of accumulated depreciation of $10,337 in 2020 and $3,777 in 2019	42,319	42,096
Subscriber accounts and deferred contract acquisition costs, net of accumulated amortization of $157,526 in 2020 and $61,771 in 2019	1,116,657	1,064,311
Dealer network and other intangible assets, net of accumulated amortization of $19,806 in 2020 and $7,922 in 2019	125,322	136,778
Goodwill	—	81,943
Deferred income tax asset, net	684	684
Operating lease right-of-use asset	18,411	19,277
Other assets	18,753	21,944
Total assets	$1,404,169	$1,419,312
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$14,809	$16,869
Other accrued liabilities	41,632	24,954
Deferred revenue	11,138	12,008
Holdback liability	9,837	8,191
Current portion of long-term debt	8,225	8,225
Total current liabilities	85,641	70,247
Non-current liabilities:
Long-term debt	1,021,606	978,219
Long-term holdback liability	1,475	2,183
Operating lease liabilities	16,021	16,195
Other liabilities	72,426	6,390
Total liabilities	1,197,169	1,073,234
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value. Authorized 5,000,000 shares; no shares issued	—	—
Common stock, $0.01 par value. Authorized 45,000,000 shares; issued and outstanding 22,500,000 shares at both June 30, 2020 and December 31, 2019	225	225
Additional paid-in capital	379,175	379,175
Accumulated deficit	(170,615)	(33,331)
Accumulated other comprehensive (loss) income, net	(1,785)	9
Total stockholders' equity	207,000	346,078
Total liabilities and stockholders' equity	$1,404,169	$1,419,312

See accompanying notes to condensed consolidated financial statements.

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
Amounts in thousands
(unaudited)

	Successor Company	Predecessor Company
	Three Months Ended June 30,	Three Months Ended June 30,
	2020	2019
Net revenue	$120,808	$128,091
Operating expenses:
Cost of services	27,624	28,536
Selling, general and administrative, including stock-based and long-term incentive compensation	32,541	28,163
Radio conversion costs	3,667	—
Amortization of subscriber accounts, deferred contract acquisition costs and other intangible assets	54,368	49,138
Depreciation	3,451	3,121
	121,651	108,958
Operating (loss) income	(843)	19,133
Other expense (income):
Restructuring and reorganization expense	—	33,102
Interest expense	20,207	40,536
Realized and unrealized gain, net on derivative financial instruments	—	(969)
	20,207	72,669
Loss before income taxes	(21,050)	(53,536)
Income tax expense	602	666
Net loss	(21,652)	(54,202)
Other comprehensive income (loss):
Unrealized gain (loss) on derivative contracts, net	19	(472)
Total other comprehensive income (loss), net of tax	19	(472)
Comprehensive loss	$(21,633)	$(54,674)

Basic and diluted income per share:
Net loss	$(0.96)	$—

See accompanying notes to condensed consolidated financial statements.

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
Amounts in thousands
(unaudited)

	Successor Company	Predecessor Company
	Six Months Ended June 30,	Six Months Ended June 30,
	2020	2019
Net revenue	$243,383	$257,697
Operating expenses:
Cost of services	55,634	55,300
Selling, general and administrative, including stock-based and long-term incentive compensation	76,994	59,385
Radio conversion costs	8,491	—
Amortization of subscriber accounts, deferred contract acquisition costs and other intangible assets	107,649	98,283
Depreciation	6,560	6,275
Goodwill impairment	81,943	—
	337,271	219,243
Operating (loss) income	(93,888)	38,454
Other expense:
Restructuring and reorganization expense	—	33,102
Interest expense	40,549	77,969
Realized and unrealized loss, net on derivative financial instruments	—	6,804
Refinancing expense	—	5,214
	40,549	123,089
Loss before income taxes	(134,437)	(84,635)
Income tax expense	1,220	1,337
Net loss	(135,657)	(85,972)
Other comprehensive loss:
Unrealized loss on derivative contracts, net	(1,794)	(940)
Total other comprehensive loss, net of tax	(1,794)	(940)
Comprehensive loss	$(137,451)	$(86,912)

Basic and diluted income per share:
Net loss	$(6.03)	$—

See accompanying notes to condensed consolidated financial statements.

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Amounts in thousands
(unaudited)

	Successor Company	Predecessor Company
	Six Months Ended June 30,	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(135,657)	$(85,972)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of subscriber accounts, deferred contract acquisition costs and other intangible assets	107,649	98,283
Depreciation	6,560	6,275
Stock-based and long-term incentive compensation	536	466
Restructuring and reorganization expense	—	6,951
Unrealized loss on derivative financial instruments, net	—	4,577
Refinancing expense	—	5,214
Trade bad debt expense	4,720	5,903
Goodwill impairment	81,943	—
Other non-cash activity, net	2,091	(545)
Changes in assets and liabilities:
Trade receivables	(3,047)	(5,327)
Prepaid expenses and other assets	(4,822)	869
Subscriber accounts - deferred contract acquisition costs	(1,223)	(1,781)
Payables and other liabilities	(3,139)	39,308
Net cash provided by operating activities	55,611	74,221
Cash flows from investing activities:
Capital expenditures	(7,781)	(6,767)
Cost of subscriber accounts acquired	(60,586)	(61,335)
Net cash used in investing activities	(68,367)	(68,102)
Cash flows from financing activities:
Proceeds from long-term debt	65,000	43,100
Payments on long-term debt	(21,613)	(18,400)
Payments of restructuring and reorganization costs	—	(9,201)
Payments of refinancing costs	—	(7,404)
Value of shares withheld for share-based compensation	—	(3)
Dividend to Ascent Capital	—	(5,000)
Net cash provided by financing activities	43,387	3,092
Net increase in cash, cash equivalents and restricted cash	30,631	9,211
Cash, cash equivalents and restricted cash at beginning of period	15,001	2,377
Cash, cash equivalents and restricted cash at end of period	$45,632	$11,588
Supplemental cash flow information:
State taxes paid, net	$2,532	$2,637
Interest paid	39,973	36,848
Accrued capital expenditures	806	461
Earnout Payments liability	85,852	—
 See accompanying notes to condensed consolidated financial statements.

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders' Equity (Deficit)
Amounts in thousands, except share amounts
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2019 (Successor)	22,500,000	$225	$379,175	$(33,331)	$9	$346,078
Adoption of ASU 2016-13	—	—	—	(1,627)	—	(1,627)
Adjusted balance at January 1, 2020 (Successor)	22,500,000	$225	$379,175	$(34,958)	$9	$344,451
Net loss	—	—	—	(114,005)	—	(114,005)
Other comprehensive loss	—	—	—	—	(1,813)	(1,813)
Balance at March 31, 2020 (Successor)	22,500,000	$225	$379,175	$(148,963)	$(1,804)	$228,633
Net loss	—	—	—	(21,652)	—	(21,652)
Other comprehensive income	—	—	—	—	19	19
Balance at June 30, 2020 (Successor)	22,500,000	$225	$379,175	$(170,615)	$(1,785)	$207,000

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholder's Deficit
	Shares	Amount
Balance at December 31, 2018 (Predecessor)	1,000	$—	$439,711	$(1,036,294)	$7,608	$(588,975)
Net loss	—	—	—	(31,770)	—	(31,770)
Other comprehensive loss	—	—	—	—	(468)	(468)
Dividend paid to Ascent Capital	—	—	(5,000)	—	—	(5,000)
Contribution from Ascent Capital	—	—	2,250	—	—	2,250
Stock-based compensation	—	—	189	—	—	189
Value of shares withheld for minimum tax liability	—	—	(1)	—	—	(1)
Balance at March 31, 2019 (Predecessor)	1,000	$—	$437,149	$(1,068,064)	$7,140	$(623,775)
Net loss	—	—	—	(54,202)	—	(54,202)
Other comprehensive loss	—	—	—	—	(472)	(472)
Stock-based compensation	—	—	(413)	—	—	(413)
Value of shares withheld for minimum tax liability	—	—	(2)	—	—	(2)
Balance at June 30, 2019 (Predecessor)	1,000	$—	$436,734	$(1,122,266)	$6,668	$(678,864)

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

The unaudited interim financial information of the Company has been prepared in accordance with Article 10 of the Securities and Exchange Commission’s (the "SEC") Regulation S-X. Accordingly, it does not include all of the information required by generally accepted accounting principles in the United States ("GAAP") for complete financial statements. The Company’s unaudited condensed consolidated balance sheet as of June 30, 2020, and the unaudited condensed statements of operations and cash flows of the Successor Company for the three and six months ended June 30, 2020 and of the Predecessor Company for the three and six months ended June 30, 2019, include the results of Monitronics and all of its direct and indirect subsidiaries. The accompanying interim condensed consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year, particularly when considering the risks and uncertainties associated with the COVID-19 pandemic and the impacts it may have on our financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Monitronics Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 30, 2020.

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

Asset Purchase Agreement

On June 17, 2020, the Company, as buyer, entered into an Asset Purchase Agreement (the "Asset Purchase Agreement") with Protect America, Inc. ("Protect America"), as seller. Pursuant to the Asset Purchase Agreement, the Company acquired (the "Acquisition") certain contracts for the provision of alarm monitoring and related services (the "Accounts") as well as the related accounts receivable, intellectual property and equipment inventory of Protect America. The Asset Purchase Agreement provides for an up-front cash payment of approximately $16,600,000 at closing and provides for 50 subsequent monthly payments ("Earnout Payments") consisting of a portion of the revenue attributable to the Accounts, subject to adjustment for Accounts that are no longer active. The transaction was accounted for as an asset acquisition with the cost of the assets acquired recorded as of June 17, 2020 and an estimated liability for the Earnout Payments of approximately $86,000,000. The Earnout Payments liability was estimated based on forecasted attrition of the Protect America subscriber base. The current portion of the Earnout Payments liability is included in current Other accrued liabilities on the condensed consolidated balance sheets and the long-term portion of the Earnout Payments is included in non-current Other liabilities on the condensed consolidated balance sheets.

(2)          Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments-Credit Losses (Topic 326) ("ASU 2016-13"), and related amendments, which replaces the incurred loss impairment methodology under prior GAAP with an expected credit loss model. ASU 2016-13 affects trade receivables, loans, contract assets, certain beneficial interests, off-balance sheet credit exposures not accounted for as insurance and other financial assets that are not subject to fair value through net income, as defined by the standard. Under the expected credit loss model, we are required to consider future economic trends to estimate expected credit losses over the lifetime of the asset. We adopted ASU 2016-13 as of January 1, 2020 using the modified retrospective approach and recorded a $1,627,000 increase in Accumulated deficit and a reduction in Contract assets, net - current portion, which is included in Prepaid and other current assets in the unaudited condensed consolidated balance sheets, as an opening adjustment.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) ("ASU 2020-04"). ASU 2020-04 provides optional guidance for a limited period of time to ease potential accounting impact associated with transitioning away from reference rates that are expected to be discontinued, such as the London Interbank Offered Rate ("LIBOR"). The amendments in this ASU apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued. The amendments in ASU 2020-04 can be adopted as of March 12, 2020 and are effective through December 31, 2022. The guidance is optional and may be elected over time as reference rate reform activities occur. During the second quarter of 2020, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

(3)          Goodwill

The following table provides the activity and balances of goodwill by reporting unit (amounts in thousands):

Brinks Home Security
Balance at 12/31/2019	$81,943
Goodwill impairment	(81,943)
Balance at 6/30/2020	$—

The Company accounts for its goodwill pursuant to the provisions of FASB ASC Topic 350, Intangibles - Goodwill and Other ("ASC 350"). In accordance with ASC 350, goodwill is not amortized, but rather tested for impairment annually, or earlier if an event occurs, or circumstances change, that indicate the fair value of a reporting unit may be below its carrying amount.

As of March 31, 2020, the Company determined that a triggering event had occurred as a result of the recent economic disruption and uncertainty due to the COVID-19 pandemic. In response to the triggering event, the Company performed a quantitative impairment test at the Brinks Home Security entity level as we operate as a single reporting unit. The fair value of the Company's reporting unit was estimated based on a discounted cash flow model and market-based approach. Assumptions critical to our fair value estimate under the discounted cash flow model include the discount rate, projected average revenue growth and projected long-term growth rates in the determination of terminal values. The results of the quantitative assessment indicated that the carrying value was in excess of the fair value of the reporting unit, including goodwill. An impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit's fair value. Applying this methodology, we recorded a full goodwill impairment charge of $81,943,000 during the six months ended June 30, 2020. The factors leading to the goodwill impairment were lower projected overall account acquisition in future periods due to the estimated impact of COVID-19 on our account acquisition channels and an increase in the discount rate applied in the discounted cash flow model based on current economic conditions. This resulted in reductions in future cash flows and a lower fair value as calculated under the income approach.

(4)          Other Accrued Liabilities

Other accrued liabilities consisted of the following (amounts in thousands):

	June 30, 2020	December 31, 2019
Accrued payroll and related liabilities	$8,001	$5,908
Interest payable	245	291
Income taxes payable	1,311	2,603
Operating lease liabilities	3,384	3,725
Contingent dealer liabilities	2,822	3,274
Earnout Payments liability	18,168	—
Other	7,701	9,153
Total Other accrued liabilities	$41,632	$24,954

(5)          Debt

Debt consisted of the following (amounts in thousands):

	June 30, 2020	December 31, 2019
Takeback Loan Facility, matures March 29, 2024, LIBOR plus 6.5%, subject to a LIBOR floor of 1.25%, with an effective rate of 8.1%	$816,331	$820,444
Term Loan Facility, matures July 3, 2024, LIBOR plus 5.0%, subject to a LIBOR floor of 1.5%, with an effective rate of 6.7%	150,000	150,000
Revolving Credit Facility, matures July 3, 2024, LIBOR plus 5.0%, subject to a LIBOR floor of 1.5%, or base rate (with a floor of 4.5%) plus 4.0%, with an effective rate of 9.2%	63,500	16,000
	$1,029,831	$986,444
Less: Current portion of long-term debt	(8,225)	(8,225)
Long-term debt	$1,021,606	$978,219

Takeback Loan Facility

On the Effective Date, pursuant to the terms of the Plan, the Debtors entered into an $822,500,000 takeback term loan facility (the "Takeback Loan Facility") with the lenders party thereto, and Alter Domus formerly known as Cortland Capital Market Services, LLC. as administrative agent. The Takeback Loan Facility requires quarterly interest payments and quarterly principal payments of $2,056,250, and matures on March 29, 2024. Interest on loans made under the Takeback Loan Facility accrues at an interest rate per year equal to the LIBOR rate (with a floor of 1.25%) plus 6.5% or base rate plus 5.5%. The Takeback Loan Facility, subject to certain exceptions, is guaranteed by each of the Company's existing and future domestic subsidiaries and is secured by substantially all the assets of the Company and such subsidiary guarantors. See note 13, Consolidating Guarantor Financial Information for further information. The Takeback Loan Facility contains customary representations, warranties, covenants and events of default and related remedies.

Credit Facilities

On the Effective Date, pursuant to the terms of the Plan, the Debtors entered into a $145,000,000 senior secured revolving credit facility (the "Revolving Credit Facility"), including a $10,000,000 swingline loan, and $150,000,000 in senior secured term loans (the "Term Loan Facility" and together with the Revolving Credit Facility, the "Credit Facilities") with the lenders party thereto, KKR Capital Markets LLC as lead arranger and bookrunner, KKR Credit Advisors (US) LLC as Structuring Advisor and Encina Private Credit SPV, LLC as administrative agent, swingline lender and L/C issuer. As of June 30, 2020, the Company had $600,000 available under a standby letter of credit issued. In March 2020, we borrowed $50,000,000 on our Revolving Credit Facility to address any unforeseen liquidity needs during the COVID-19 pandemic. As of June 30, 2020, $80,900,000 is available for borrowing under the Revolving Credit Facility, subject to certain financial covenants.

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

On June 17, 2020, the Company entered into Amendment No. 1 to the Takeback Loan Facility and Amendment No. 1 to the Credit Facilities (collectively, the "Credit Agreements"). The Amendments amended the applicable Credit Agreement to, among other things, (a) exclude earnouts, holdbacks, and similar payments (including the Earnout Payments) from consideration in the determination of the maximum amount of bulk purchases of alarm monitoring contracts permitted annually, (b) limit the recurring monthly revenue attributable to monitoring contracts with an active earnout, holdback or similar payment for the calculation of certain leverage ratios, (c) limit the annual amount permitted to be paid by the Company to buy out, accelerate, or settle any earnout, holdback or similar payments for future acquisitions structured similarly to the Acquisition prior to the original due date of such payments and (d) permit a board observer appointed by a majority of the lenders party to the Takeback Loan Facility to attend meetings of the board of directors of the Company.

The terms of the Takeback Loan Facility and the Credit Facilities provide for certain financial and nonfinancial covenants.  As of June 30, 2020, the Company was in compliance with all required covenants under these financing arrangements.

In order to reduce the financial risk related to changes in interest rates associated with the floating rate term loan under the Takeback Loan Facility, the Company entered into an interest rate cap agreement. The critical terms of the interest rate cap agreement were designed to mirror the terms of the Takeback Loan Facility and are highly effective at offsetting the cash flows being hedged. See note 6, Derivatives for further disclosures related to the settlement of these derivative instruments.

As of June 30, 2020, principal payments scheduled to be made on the Company’s debt obligations are as follows (amounts in thousands):

Remainder of 2020	$4,112
2021	8,225
2022	8,225
2023	8,225
2024	1,001,044
2025	—
Thereafter	—
Total debt principal payments	$1,029,831

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

During the Successor Company three and six months ended June 30, 2020, interest expense of $184,000 and $368,000, respectively, was reclassified from Accumulated other comprehensive income (loss) to Interest expense on the condensed consolidated statements of operations and comprehensive income (loss). The Company expects to similarly reclassify approximately $737,000 from Accumulated other comprehensive income (loss) to Interest expense on the condensed consolidated statements of operations and comprehensive income (loss) in the next twelve months.

The fair value of the interest rate cap was $797,000 at June 30, 2020, and constituted an asset of the Company. The fair value of the interest rate cap is included in non-current Other assets, net on the condensed consolidated balance sheets based on the maturity date of the derivative instrument. See note 7, Fair Value Measurements for related fair value disclosures.

Interest Rate Swaps

Historically, the Company entered into interest rate swap agreements (all interest rate swap agreements are collectively referred to as the "Swaps") to reduce the interest rate risk inherent in the Company's prior debt agreements.

Prior to December of 2018, all of the Swaps were designated and qualified as cash flow hedging instruments, with the effective portion of the Swaps' change in fair value recorded in Accumulated other comprehensive income (loss). However, in December of 2018, given the potential for changes in the Company's future expected interest payments that these Swaps hedged, all of the Swaps no longer qualified as a cash flow hedge and were de-designated as such. Before the de-designation, changes in the fair value of the Swaps were recognized in Accumulated other comprehensive income (loss) and were reclassified to Interest expense when the hedged interest payments on the underlying debt were recognized. After the de-designation, changes in the fair value of the Swaps are recognized in Unrealized loss on derivative financial instruments on the condensed consolidated statements of operations and comprehensive income (loss). For the Predecessor Company three months ended March 31, 2019, the Company recorded an Unrealized loss on derivative financial instruments of $7,773,000. On April 30, 2019, the various counterparties and the Company agreed to settle and terminate all of the outstanding interest rate swap agreements, which required us to pay $8,767,000 in termination amount to certain counterparties and required a certain counterparty to pay $6,540,000 in termination amount to us, resulting in a Realized net loss on derivative financial instruments of $2,227,000. There are no Swaps outstanding as of June 30, 2020.

The impact of the derivatives on the condensed consolidated financial statements is depicted below (amounts in thousands):

	Successor Company	Predecessor Company
	Three Months Ended June 30,	Three Months Ended June 30,
	2020	2019
Effective portion of loss recognized in Accumulated other comprehensive income (loss)	$(165)	$—
Interest cost of interest rate cap reclassified into Net loss (a)	$184	$—
Effective portion of loss reclassified from Accumulated other comprehensive income (loss) into Net income (loss) (a)	$—	$(472)

(a)  Amounts are included in Interest expense in the condensed consolidated statements of operations and comprehensive income (loss).

	Successor Company	Predecessor Company
	Six Months Ended June 30,	Six Months Ended June 30,
	2020	2019
Effective portion of loss recognized in Accumulated other comprehensive income (loss)	$(2,162)	$—
Interest cost of interest rate cap reclassified into Net loss (b)	$368	$—
Effective portion of loss reclassified from Accumulated other comprehensive income (loss) into Net income (loss) (b)	$—	$(940)

(b)  Amounts are included in Interest expense in the condensed consolidated statements of operations and comprehensive income (loss).

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

The following summarizes the fair value level of assets that are measured on a recurring basis at June 30, 2020 and December 31, 2019 (amounts in thousands):

	Level 1	Level 2	Level 3	Total
June 30, 2020
Interest rate cap agreement - assets (a)	$—	$797	$—	$797
Total	$—	$797	$—	$797
December 31, 2019
Interest rate cap agreement - assets (a)	$—	$2,959	$—	$2,959
Total	$—	$2,959	$—	$2,959

(a)   Interest rate cap asset value is included in non-current Other assets on the condensed consolidated balance sheets.

The Company has determined that the significant inputs used to value the interest rate cap fall within Level 2 of the fair value hierarchy.  As a result, the Company has determined that its interest rate cap valuation is classified in Level 2 of the fair value hierarchy.

Carrying values and fair values of financial instruments that are not carried at fair value are as follows (amounts in thousands):

	June 30, 2020	December 31, 2019
Long term debt, including current portion:
Carrying value	$1,029,831	$986,444
Fair value (a)	$831,871	$857,717

(a)  The fair value is based on market quotations from third party financial institutions and is classified as Level 2 in the hierarchy.

The Company’s other financial instruments', including cash and cash equivalents, restricted cash, accounts receivable, accounts payable and contingent dealer liabilities, carrying values approximate their fair values because of their nature.

(8)          Stockholders' Equity

Common Stock

The Company had 22,500,000 issued and outstanding shares of Common Stock, par value $0.01 per share ("Common Stock") as of both June 30, 2020 and December 31, 2019.

Accumulated Other Comprehensive Income (Loss)

The following table provides a summary of the changes in Accumulated other comprehensive income (loss) for the six months ended June 30, 2020 (amounts in thousands):

Successor Company
Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2019	$9
Unrealized loss on interest rate cap recognized through Accumulated other comprehensive income (loss), net of income tax of $0	(1,997)
Interest cost of interest rate cap reclassified into Net loss, net of income tax of $0 (a)	184
Balance at March 31, 2020	$(1,804)
Unrealized loss on interest rate cap recognized through Accumulated other comprehensive income (loss), net of income tax of $0	(165)
Interest cost of interest rate cap reclassified into Net loss, net of income tax of $0 (a)	184
Balance at June 30, 2020	$(1,785)

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

(9)          Basic and Diluted Earnings Per Common Share

Basic earnings per common share ("EPS") is computed by dividing net income by the weighted average number of shares of Common Stock outstanding for the period.  Diluted EPS is computed by dividing net income by the sum of the weighted average number of shares of Common Stock outstanding and the effect of dilutive securities. For the Successor Company three and six months ended June 31, 2020, there were no anti-dilutive securities outstanding. The weighted average number of basic and diluted shares of Common Stock was 22,500,000 for the Successor Company three and six months ended June 30, 2020. There were no public shares of Common Stock outstanding during the Predecessor Company three and six months ended June 30, 2019 as Monitronics was wholly-owned by Ascent Capital.

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

(11)        Revenue Recognition

Disaggregation of Revenue

Revenue is disaggregated by source of revenue as follows (in thousands):

	Successor Company	Predecessor Company
	Three Months Ended June 30,	Three Months Ended June 30,
	2020	2019
Alarm monitoring revenue	$110,263	$119,085
Product, installation and service revenue	9,512	7,585
Other revenue	1,033	1,421
Total Net revenue	$120,808	$128,091

	Successor Company	Predecessor Company
	Six Months Ended June 30,	Six Months Ended June 30,
	2020	2019
Alarm monitoring revenue	$221,071	$240,564
Product, installation and service revenue	20,007	14,118
Other revenue	2,305	3,015
Total Net revenue	$243,383	$257,697

Contract Balances

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers (in thousands):

	June 30, 2020	December 31, 2019
Trade receivables, net	$10,410	$12,083
Contract assets, net - current portion (a)	$12,734	$12,070
Contract assets, net - long-term portion (b)	$14,186	$14,852
Deferred revenue	$11,138	$12,008

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

All of the Company's leases are currently determined to be operating leases.

Components of Lease Expense

The components of lease expense were as follows (in thousands):

	Successor Company	Predecessor Company
	Three Months Ended June 30,	Three Months Ended June 30,
	2020	2019
Operating lease cost (a)	$173	$120
Operating lease cost (b)	1,175	975
Total operating lease cost	$1,348	$1,095

(a)  Amount is included in Cost of services in the unaudited condensed consolidated statements of operations and comprehensive income (loss).
(b)  Amount is included in Selling, general and administrative, including stock-based and long-term incentive compensation in the unaudited condensed consolidated statements of operations and comprehensive income (loss).

	Successor Company	Predecessor Company
	Six Months Ended June 30,	Six Months Ended June 30,
	2020	2019
Operating lease cost (c)	$391	$251
Operating lease cost (d)	2,137	1,971
Total operating lease cost	$2,528	$2,222

(c)  Amount is included in Cost of services in the unaudited condensed consolidated statements of operations and comprehensive income (loss).
(d)  Amount is included in Selling, general and administrative, including stock-based and long-term incentive compensation in the unaudited condensed consolidated statements of operations and comprehensive income (loss).

Remaining Lease Term and Discount Rate

The following table presents the weighted-average remaining lease term and the weighted-average discount rate:

As of June 30, 2020
Weighted-average remaining lease term for operating leases (in years)	9.1
Weighted-average discount rate for operating leases	11.7%

All of the Company's lease contracts do not provide a readily determinable implicit rate. For these contracts, the Company's estimated incremental borrowing rate is based on information available either upon adoption of ASU 2016-02, Leases (Topic 842) or at the inception of the lease.

Supplemental Cash Flow Information

The following is the supplemental cash flow information associated with the Company's leases (in thousands):

	Successor Company	Predecessor Company
	Six Months Ended June 30,	Six Months Ended June 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Lease payments included in cash flows from operating activities (a)	$1,963	$2,132
Right-of-use assets obtained in exchange for new:
Operating lease liabilities	$663	$34

(a)  Cash flow impacts from Operating lease right-of-use assets and Operating lease liabilities are presented net on the cash flow statement in changes in Payables and other liabilities.

Maturities of Lease Liabilities

As of June 30, 2020, maturities of lease liabilities were as follows:

Remainder of 2020	$2,218
2021	3,607
2022	3,521
2023	3,139
2024	3,065
Thereafter	17,264
Total lease payments	$32,814
Less: Interest	(13,409)
Total lease obligations	$19,405

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

Asset Purchase Agreement

On June 17, 2020, the Company, as buyer, entered into an Asset Purchase Agreement (the "Asset Purchase Agreement") with Protect America, Inc. ("Protect America"), as seller. Pursuant to the Asset Purchase Agreement, the Company acquired (the "Acquisition") certain contracts for the provision of alarm monitoring and related services (the "Accounts") as well as the related accounts receivable, intellectual property and equipment inventory of Protect America. The Asset Purchase Agreement provides for an up-front cash payment of approximately $16,600,000 at closing and provides for 50 subsequent monthly payments ("Earnout Payments") consisting of a portion of the revenue attributable to the Accounts, subject to adjustment for Accounts that are no longer active. The transaction was accounted for as an asset acquisition with the cost of the assets acquired recorded as of June 17, 2020 and an estimated liability for the Earnout Payments of approximately $86,000,000. The Earnout Payments liability was estimated based on forecasted attrition of the Protect America subscriber base. The current portion of the Earnout Payments liability is included in current Other accrued liabilities on the condensed consolidated balance sheets and the long-term portion of the Earnout Payments is included in non-current Other liabilities on the condensed consolidated balance sheets.

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

With respect to our call and alarm response centers, we have established certain policies and procedures to enable full continuity of our monitoring services moving forward, including distancing staff in the call centers, activating our backup call center facility and enabling our call center operators to operate from home. For employees that can work remotely, we have instituted measures to support them, including purchasing additional equipment to enable work from home capabilities. We are also ensuring we comply with our data security measures to guarantee that all employee and customer data remains protected and secure. As of June 30, 2020, substantially all of our workforce is working remotely. In addition, our existing call centers still remain fully operational on premises. Administrative personnel are also working from home and those involved in the Company’s financial reporting and internal controls over financial reporting have been able to continue their normal duties by accessing the Company’s systems and records remotely. Regular communications, review of supporting documentation and tests of operating effectiveness via secured virtual channels have also continued without significant interruption.

In regards to our operations and dealer operations in the field, in jurisdictions where local or state governments have implemented a “shelter in place” or similar orders, we have instructed our dealers to cease doing door-to-door sales until such measures are lifted. This has negatively impacted our Dealer Channel productivity starting in the latter half of March 2020. Dealer Channel volume has shown some recovery in the second quarter of 2020, but remains down year over year. Subject to a scheduled service or installation request, and adhering to certain safety protocols, we continue to send field technicians out to service a customer’s home to service or to install a new system. We have taken measures to protect our supply chain of alarm monitoring equipment and, to date, have not experienced significant supply chain constraints to service our customers.

With respect to our receivables from our customers, for the three and six months ended June 30, 2020, we have issued credits for relief to customers being impacted by hardships from the pandemic. Additionally, we have increased our allowances on collection of certain trade and dealer receivables based on the expected impact of the continuation of the pandemic into the second quarter of 2020. As a result of COVID-19, we experienced no material impact on our unit and Recurring Monthly Revenue ("RMR") attrition during the three and six months ended June 30, 2020.

As noted in the financial statements, as of March 31, 2020, the Company determined that a goodwill triggering event had occurred as a result of the recent economic disruption and uncertainty due to the COVID-19 pandemic. Due to the Company's decision to cease door-to-door sales in jurisdictions with a "shelter in place" or similar orders and deteriorating economic conditions, we anticipate a reduction in projected account acquisitions. In response to the triggering event, the Company performed a quantitative goodwill impairment test at the Brinks Home Security entity level as we operate as a single reporting unit. The results of the quantitative assessment indicated that the carrying value was in excess of the fair value of the reporting unit, including goodwill, which resulted in a full goodwill impairment charge of $81,943,000 during the six months ended June 30, 2020. The factors leading to the goodwill impairment are lower projected overall account acquisition in future periods due to the estimated impact of COVID-19 on our account acquisition channels and an increase in the discount rate applied in the discounted cash flow model based on current economic conditions. This resulted in reductions in future cash flows and a lower fair value as calculated under the income approach.

While we continue to assess the impact of these events, in future periods we may experience reduced revenue, reduced account acquisitions in the Dealer Channel and Direct to Consumer Channel and increased attrition and other costs as a result of the pandemic.

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

Accounts Acquired

For the Three Months Ended June 30, 2020

During the three months ended June 30, 2020 and 2019, the Company acquired 126,781 and 22,743 subscriber accounts, respectively, through our Dealer Channel, Direct to Consumer Channel and bulk negotiated account acquisitions ("bulk buys"). The increase in accounts acquired for the three months ended June 30, 2020 is due to a bulk buy of 113,013 accounts in June 2020 from Protect America. There were no bulk buys during the three months ended June 30, 2019. The increase was partially offset by a year-over-year decline in accounts generated in the Direct to Consumer Channel and Dealer Channel. The decline in the Direct to Consumer Channel was primarily due to the Company's election to leverage more profitable organic leads while Dealer Channel production was impacted by restrictions on door-to-door selling related to the outbreak of COVID-19 starting in the latter half of March 2020.

RMR acquired during the three months ended June 30, 2020 and 2019 was $5,272,000 and $1,103,000, respectively. RMR acquired during the three months ended June 30, 2020 related to bulk buys was $4,612,000.

For the Six Months Ended June 30, 2020

During the six months ended June 30, 2020 and 2019, the Company acquired 154,195 and 42,746 subscriber accounts, respectively, through our Dealer Channel, Direct to Consumer Channel and bulk buys. The increase in accounts acquired for the six months ended June 30, 2020 is due to bulk buys of 113,013 accounts in June 2020 and 10,960 accounts in March 2020. There were no bulk buys during the six months ended June 30, 2019. The increase was partially offset by a year-over-year decline in accounts generated in the Dealer Channel, primarily due to the Company's election to cease purchasing accounts from two dealers in the fourth quarter of 2019 and restrictions on door-to-door selling related to the outbreak of COVID-19 starting in the latter half of March 2020.

RMR acquired during the six months ended June 30, 2020 and 2019 was $6,346,000 and $2,066,000, respectively. RMR acquired during the six months ended June 30, 2020 related to bulk buys was $4,866,000.

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

The table below presents subscriber data for the twelve months ended June 30, 2020 and 2019:

	Twelve Months Ended June 30,
	2020	2019
Beginning balance of accounts	885,436	955,853
Accounts acquired	192,835	96,736
Accounts cancelled	(134,489)	(162,318)
Cancelled accounts guaranteed by dealer and other adjustments (a)	(7,114)	(4,835)
Ending balance of accounts	936,668	885,436
Attrition rate - Core Unit (c)	16.0%	17.6%
Attrition rate - Core RMR (b) (c)	18.0%	17.5%

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
(c)   Core Unit and RMR attrition rates exclude the impact of the Protect America bulk buy, where the Company is funding the purchase price through an earnout payment structure.

The core unit attrition rate for the twelve months ended June 30, 2020 and 2019 was 16.0% and 17.6%, respectively. The core RMR attrition rate for the twelve months ended June 30, 2020 and 2019 was 18.0% and 17.5%, respectively. The decrease in core unit attrition rate for the twelve months ended June 30, 2020 includes the impact of fewer subscribers, as a percentage of the entire base, reaching the end of their initial contract term, continued efforts around "at risk" extensions and customer retention, and the benefit of improved credit quality in our Direct to Consumer Channel. The increase in the core RMR attrition rate for the twelve months ended June 30, 2020 was due to a combination of lower RMR for accounts generated in the Direct to Consumer Channel, as a minimal equipment subsidy is offered, lower production in the Dealer Channel, which typically has higher RMR, and rate reductions relating to our "at risk" retention program. Further, in light of COVID-19, starting in March 2020, we made the decision to defer taking ordinary course rate adjustments to our customer base.

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

Results of Operations

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

Fresh Start Accounting Adjustments. With the exception of interest and amortization expense, the Company's operating results and key operating performance measures on a consolidated basis were not materially impacted by the reorganization of the Company in August 2019 and the application of fresh start accounting. We believe that certain of our consolidated operating results for the three months ended June 30, 2020 is comparable to certain operating results from the comparable prior year period.

The following table sets forth selected data from the accompanying condensed consolidated statements of operations and comprehensive income (loss) for the periods indicated (dollar amounts in thousands).

	Successor Company	Predecessor Company
	Three Months Ended June 30,	Three Months Ended June 30,
	2020	2019
Net revenue	$120,808	$128,091
Cost of services	27,624	28,536
Selling, general and administrative, including stock-based and long-term incentive compensation	32,541	28,163
Amortization of subscriber accounts, deferred contract acquisition costs and other intangible assets	54,368	49,138
Interest expense	20,207	40,536
Loss before income taxes	(21,050)	(53,536)
Income tax expense	602	666
Net loss	(21,652)	(54,202)

Adjusted EBITDA (a)	$64,101	$68,276
Adjusted EBITDA as a percentage of Net revenue	53.1%	53.3%

Expensed Subscriber acquisition costs, net
Gross subscriber acquisition costs (b)	$3,723	$8,921
Revenue associated with subscriber acquisition costs	(1,444)	(2,393)
Expensed Subscriber acquisition costs, net	$2,279	$6,528

(a)  See reconciliation of Net income (loss) to Adjusted EBITDA below.
(b)  Gross subscriber acquisition costs for the three months ended June 30, 2019 has been restated from $10,877,000 to $8,921,000 due to allocation adjustments made to align with current period presentation of expensed subscriber acquisition costs.

Net revenue.  Net revenue decreased $7,283,000, or 5.7%, for the three months ended June 30, 2020, as compared to the corresponding prior year period. The decrease in net revenue is primarily attributable to a decrease in alarm monitoring revenue of $8,822,000 due to a lower average number of subscribers in 2020, partially offset by $2,200,000 of incremental revenue from the Protect America bulk buy, and an increase in product, installation and service revenue of $1,927,000, largely due to an increase in field service jobs associated with contract extensions combined with higher revenue per transaction in the Direct to Consumer Channel. Also contributing to the decrease in net revenue is a decline in average RMR per subscriber from $45.40 as of June 30, 2019 to $43.95 as of June 30, 2020 due to the changing mix of customers generated through the Direct to Consumer Channel that typically have lower RMR as a result of lower subsidization of equipment and a lower average RMR of $40.81 for the the Protect America bulk buy.

Cost of services.  Cost of services decreased $912,000, or 3.2%, for the three months ended June 30, 2020, as compared to the corresponding prior year period. The decrease includes the impact of a lower average number of subscribers in 2020 and a decline in subscriber acquisition costs related to reduced subscriber acquisitions in the Direct to Consumer Channel.

Subscriber acquisition costs, which include expensed equipment and labor costs associated with the creation of new subscribers, decreased to $1,490,000 for the three months ended June 30, 2020, as compared to $2,915,000 for the three months ended June 30, 2019. The decrease is partially offset by an increase in cost to serve the incremental Protect America customers of $799,000 during the one month transition services period. Cost of services as a percentage of net revenue increased from 22.3% for the three months ended June 30, 2019 to 22.9% for the three months ended June 30, 2020.

Selling, general and administrative.  Selling, general and administrative costs ("SG&A") increased $4,378,000, or 15.5%, for the three months ended June 30, 2020, as compared to the corresponding prior year period. The increase is primarily attributable to the Company receiving a $700,000 insurance settlement in second quarter of 2020, as compared to $4,800,000 received in the second quarter of 2019. These insurance receivable settlements were related to coverage provided by our insurance carriers in the 2017 class action litigation of alleged violation of telemarketing laws. Other increases included higher post-bankruptcy emergence salary expense, consulting fees on integration and implementation of company initiatives and severance expense related to transitioning executive leadership. These increases are partially offset by lower subscriber acquisition costs. Subscriber acquisition costs included in SG&A decreased to $2,233,000 for the three months ended June 30, 2020, as compared to $6,006,000 for the three months ended June 30, 2019 due to decreased subscriber acquisition selling and marketing costs associated with the creation of new subscribers. SG&A as a percentage of net revenue increased from 22.0% for the three months ended June 30, 2019 to 26.9% for the three months ended June 30, 2020.

Amortization of subscriber accounts, deferred contract acquisition costs and other intangible assets.  Amortization of subscriber accounts, deferred contract acquisition costs and other intangible assets increased $5,230,000, or 10.6%, for the three months ended June 30, 2020, as compared to the corresponding prior year period. The increase is due to amortization of the dealer network intangible asset recognized upon the Company's emergence from bankruptcy. Additionally, as part of the fresh start accounting adjustments, the existing subscriber accounts as of August 31, 2019 were stated at fair value and are amortized on the 14-year, 235% double-declining curve. This curve is shorter than the methodology utilized on newly generated subscriber accounts, due to the various aged vintages of the Company's subscriber base at August 31, 2019. The shorter amortization curve results in higher amortization expense per period. These increases are partially offset by a lower number of subscriber accounts purchased in the last twelve months ended June 30, 2020, as compared to the corresponding prior year period.

Interest expense.  Interest expense decreased $20,329,000, or 50.2%, for the three months ended June 30, 2020, as compared to the corresponding prior year period. The decrease in interest expense is attributable to the Company's decreased outstanding debt balances upon the reorganization, primarily related to the retirement of the Company's 9.125% Senior Notes.

Income tax expense.  The Company had pre-tax loss of $21,050,000 and income tax expense of $602,000 for the three months ended June 30, 2020. Income tax expense for the three months ended June 30, 2020 is attributable to the Company's state tax expense incurred from Texas margin tax. The Company had pre-tax loss of $53,536,000 and income tax expense of $666,000 for the three months ended June 30, 2019. Income tax expense for the three months ended June 30, 2019 is attributable to the Company's state tax expense incurred from Texas margin tax.

Net loss. The Company had net loss of $21,652,000 for the three months ended June 30, 2020, as compared to a net loss of $54,202,000 for the three months ended June 30, 2019. The decrease in net loss for the three months ended June 30, 2020 is primarily attributable to no restructuring and reorganization expense incurred in the current year period combined with lower interest expense. These decreases were partially offset by lower revenues and higher SG&A costs, radio conversion costs and amortization expense.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Fresh Start Accounting Adjustments. With the exception of interest and amortization expense, the Company's operating results and key operating performance measures on a consolidated basis were not materially impacted by the reorganization of the Company in August 2019 and the application of fresh start accounting. We believe that certain of our consolidated operating results for the six months ended June 30, 2020 is comparable to certain operating results from the comparable prior year period.

The following table sets forth selected data from the accompanying condensed consolidated statements of operations and comprehensive income (loss) for the periods indicated (dollar amounts in thousands).

	Successor Company	Predecessor Company
	Six Months Ended June 30,	Six Months Ended June 30,
	2020	2019
Net revenue	$243,383	$257,697
Cost of services	55,634	55,300
Selling, general and administrative, including stock-based and long-term incentive compensation	76,994	59,385
Amortization of subscriber accounts, deferred contract acquisition costs and other intangible assets	107,649	98,283
Interest expense	40,549	77,969
Loss before income taxes	(134,437)	(84,635)
Income tax expense	1,220	1,337
Net loss	(135,657)	(85,972)

Adjusted EBITDA (a)	$122,842	$142,015
Adjusted EBITDA as a percentage of Net revenue	50.5%	55.1%

Expensed Subscriber acquisition costs, net
Gross subscriber acquisition costs (b)	$11,591	$14,777
Revenue associated with subscriber acquisition costs	(3,304)	(4,096)
Expensed Subscriber acquisition costs, net	$8,287	$10,681

(a)  See reconciliation of Net income (loss) to Adjusted EBITDA below.
(b)  Gross subscriber acquisition costs for the six months ended June 30, 2019 has been restated from $18,192,000 to $14,777,000 due to allocation adjustments made to align with current period presentation of expensed subscriber acquisition costs.

Net revenue.  Net revenue decreased $14,314,000, or 5.6%, for the six months ended June 30, 2020, as compared to the corresponding prior year period. The decrease in net revenue is primarily attributable to a decrease in alarm monitoring revenue of $19,493,000 due to a lower average number of subscribers in 2020, partially offset of $2,200,000 of incremental revenue from the Protect America bulk buy, and an increase in product, installation and service revenue of $5,889,000, largely due to an increase in field service jobs associated with contract extensions combined with higher revenue per transaction in the Direct to Consumer Channel. Also contributing to the decrease in net revenue is a decline in average RMR per subscriber from $45.40 as of June 30, 2019 to $43.95 as of June 30, 2020 due to the changing mix of customers generated through the Direct to Consumer Channel that typically have lower RMR as a result of lower subsidization of equipment and a lower average RMR of $40.81 for the Protect America bulk buy.

Cost of services.  Cost of services increased $334,000, or 0.6%, for the six months ended June 30, 2020, as compared to the corresponding prior year period. The increase is primarily attributable to an increase in field service jobs associated with contract extensions for our high propensity to churn population and cost to serve the incremental Protect America customers of $799,000 during the one month transition services period. Subscriber acquisition costs, which include expensed equipment and labor costs associated with the creation of new subscribers, decreased to $3,408,000 for the six months ended June 30, 2020, as compared to $4,586,000 for the six months ended June 30, 2019. Cost of services as a percentage of net revenue increased from 21.5% for the six months ended June 30, 2019 to 22.9% for the six months ended June 30, 2020.

Selling, general and administrative.  Selling, general and administrative costs ("SG&A") increased $17,609,000, or 29.7%, for the six months ended June 30, 2020, as compared to the corresponding prior year period. The increase is partially attributable to the Company receiving a $700,000 insurance settlement in the second quarter of 2020, as compared to $4,800,000 received in the second quarter of 2019. These insurance receivable settlements were related to coverage provided by our insurance carriers in the 2017 class action litigation of alleged violation of telemarketing laws. Other increases included higher post-bankruptcy emergence salary expense, consulting fees on integration and implementation of company initiatives and severance expense related to transitioning executive leadership. These increases are partially offset by lower subscriber acquisition costs. Subscriber acquisition costs included in SG&A decreased to $8,183,000 for the six months ended June 30, 2020, as compared to $10,191,000 for the six months ended June 30, 2019 due to decreased subscriber acquisition selling and marketing costs associated with the creation of new subscribers. SG&A as a percentage of net revenue increased from 23.0% for the six months ended June 30, 2019 to 31.6% for the six months ended June 30, 2020.

Amortization of subscriber accounts, deferred contract acquisition costs and other intangible assets.  Amortization of subscriber accounts, deferred contract acquisition costs and other intangible assets increased $9,366,000, or 9.5%, for the six months ended June 30, 2020, as compared to the corresponding prior year period. The increase is due to amortization of the dealer network intangible asset recognized upon the Company's emergence from bankruptcy. Additionally, as part of the fresh start accounting adjustments, the existing subscriber accounts as of August 31, 2019 were stated at fair value and are amortized on the 14-year, 235% double-declining curve. This curve is shorter than the methodology utilized on newly generated subscriber accounts, due to the various aged vintages of the Company's subscriber base at August 31, 2019. The shorter amortization curve results in higher amortization expense per period. These increases are partially offset by a lower number of subscriber accounts purchased in the last twelve months ended June 30, 2020, as compared to the corresponding prior year period.

Interest expense.  Interest expense decreased $37,420,000, or 48.0%, for the six months ended June 30, 2020, as compared to the corresponding prior year period. The decrease in interest expense is attributable to the Company's decreased outstanding debt balances upon the reorganization, primarily related to the retirement of the Company's 9.125% Senior Notes.

Income tax expense.  The Company had pre-tax loss of $134,437,000 and income tax expense of $1,220,000 for the six months ended June 30, 2020. Income tax expense for the six months ended June 30, 2020 is attributable to the Company's state tax expense incurred from Texas margin tax. The Company had pre-tax loss of $84,635,000 and income tax expense of $1,337,000 for the six months ended June 30, 2019. Income tax expense for the six months ended June 30, 2019 is attributable to the Company's state tax expense incurred from Texas margin tax.

Net loss. The Company had net loss of $135,657,000 for the six months ended June 30, 2020, as compared to a net loss of $85,972,000 for the six months ended June 30, 2019. The increase in net loss for the six months ended June 30, 2020 is primarily attributable to a goodwill impairment charge recorded of $81,943,000, combined with a decline in net revenue and less insurance settlements received, severance expense related to transitioning executive leadership, and increases in post-bankruptcy emergence employee costs and retention-related field service. Also impacting net loss for the six months ended June 30, 2020 were radio conversion costs, with no such costs incurred in the six months ended June 30, 2019. The net loss for the six months ended June 30, 2019 is due to higher interest expense, restructuring and reorganization expense, the realized and unrealized loss, net on derivative financial instruments and refinancing expense, partially offset by operating income.

Adjusted EBITDA

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

The following table provide a reconciliation of Net loss to total Adjusted EBITDA for the periods indicated (amounts in thousands):

	Successor Company	Predecessor Company
	Three Months Ended June 30,	Three Months Ended June 30,
	2020	2019
Net loss	$(21,652)	$(54,202)
Amortization of subscriber accounts, deferred contract acquisition costs and other intangible assets	54,368	49,138
Depreciation	3,451	3,121
Radio conversion costs	3,667	—
Stock-based compensation	—	(413)
Long-term incentive compensation	238	264
Legal settlement insurance recovery	(700)	(4,800)
Severance expense (a)	1,352	—
Integration / implementation of company initiatives	2,568	1,833
Restructuring and reorganization expense	—	33,102
Interest expense	20,207	40,536
Unrealized gain, net on derivative financial instruments	—	(969)
Income tax expense	602	666
Adjusted EBITDA	$64,101	$68,276

(a)  Severance expense related to transitioning executive leadership in 2020.

Adjusted EBITDA decreased $4,175,000, or 6.1%, for the three months ended June 30, 2020, as compared to the corresponding prior year period.  The decrease for the three months ended June 30, 2020 is primarily the result of the decrease in net revenue and the increase in SG&A expense as discussed above.

Expensed Subscriber acquisition costs, net.  Subscriber acquisition costs, net decreased to $2,279,000 for the three months ended June 30, 2020, as compared to $6,528,000 for the three months ended June 30, 2019. Expensed subscriber acquisition costs, net, for the three months ended June 30, 2019 was restated from $8,484,000 to $6,528,000 to be comparable with how acquisition costs were allocated for the three months ended June 30, 2020. The change in subscriber acquisition cost allocation was done to better align us with how peer companies in the industry present subscriber acquisition costs. This change had no impact on the unaudited condensed consolidated statements of operations and comprehensive income (loss). The decrease in subscriber acquisition costs, net is primarily attributable to lower production volume in the Company's Direct to Consumer Channel year over year.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

The following table provide a reconciliation of Net loss to total Adjusted EBITDA for the periods indicated (amounts in thousands):

	Successor Company	Predecessor Company
	Six Months Ended June 30,	Six Months Ended June 30,
	2020	2019
Net loss	$(135,657)	$(85,972)
Amortization of subscriber accounts, deferred contract acquisition costs and other intangible assets	107,649	98,283
Depreciation	6,560	6,275
Radio conversion costs	8,491	—
Stock-based compensation	—	(224)
Long-term incentive compensation	401	550
LiveWatch acquisition contingent bonus charges	—	63
Legal settlement insurance recovery	(700)	(4,800)
Severance expense (a)	4,242	—
Integration / implementation of company initiatives	8,144	3,414
Goodwill impairment	81,943	—
Restructuring and reorganization expense	—	33,102
Interest expense	40,549	77,969
Realized and unrealized loss, net on derivative financial instruments	—	6,804
Refinancing expense	—	5,214
Income tax expense	1,220	1,337
Adjusted EBITDA	$122,842	$142,015

(a)  Severance expense related to transitioning executive leadership in 2020.

Adjusted EBITDA decreased $19,173,000, or 13.5%, for the six months ended June 30, 2020, as compared to the corresponding prior year period.  The decrease for the six months ended June 30, 2020 is primarily the result of decreases in net revenue and increases in retention-related field service costs and employee costs as discussed above.

Expensed Subscriber acquisition costs, net.  Subscriber acquisition costs, net decreased to $8,287,000 for the six months ended June 30, 2020, as compared to $10,681,000 for the six months ended June 30, 2019. Expensed subscriber acquisition costs, net, for the six months ended June 30, 2019 was restated from $14,096,000 to $10,681,000 to be comparable with how acquisition costs were allocated for the six months ended June 30, 2020. The change in subscriber acquisition cost allocation was done to better align us with how peer companies in the industry present subscriber acquisition costs. This change had no impact on the unaudited condensed consolidated statements of operations and comprehensive income (loss). The decrease in subscriber acquisition costs, net is primarily attributable to lower production volume in the Company's Direct to Consumer Channel year over year.

Liquidity and Capital Resources

As of June 30, 2020, we had $45,452,000 of cash and cash equivalents.  Our primary sources of funds is our cash flows from operating activities which are generated from alarm monitoring and related service revenues.  During the six months ended June 30, 2020 and 2019, our cash flow from operating activities was $55,611,000 and $74,221,000, respectively.  The primary drivers of our cash flow from operating activities are the fluctuations in revenues and operating expenses as discussed in "Results of Operations" above.  In addition, our cash flow from operating activities may be significantly impacted by changes in working capital.

During the six months ended June 30, 2020 and 2019, we used cash of $60,586,000 and $61,335,000, respectively, to fund subscriber account acquisitions, net of holdback and guarantee obligations.  In addition, during the six months ended June 30, 2020 and 2019, we used cash of $7,781,000 and $6,767,000, respectively, to fund our capital expenditures.

Our existing long-term debt at June 30, 2020 includes the aggregate principal balance of $1,029,831,000 under the Takeback Loan Facility, Term Loan Facility and the Revolving Credit Facility.  The Takeback Loan Facility has an outstanding principal balance of $816,331,000 as of June 30, 2020 and requires principal payments of $2,056,250 per quarter, with the remaining amount becoming due on March 29, 2024.  The Term Loan Facility has an outstanding principal balance of $150,000,000 as of June 30, 2020. The Revolving Credit Facility has an outstanding balance of $63,500,000 as of June 30, 2020. We also had $600,000 available under a standby letter of credit issued as of June 30, 2020. The maturity date of the loans made under the Term Loan Facility and the Revolving Credit Facility is July 3, 2024, subject to a springing maturity of March 29, 2024, or earlier, depending on any repayment, refinancing or changes in the maturity date of the Takeback Loan Facility.

The Asset Purchase Agreement with Protect America provides for 50 monthly Earnout Payments consisting of a portion of the revenue attributable to the Accounts, subject to adjustment for Accounts that are no longer active. The estimated liability for the Earnout Payments as of June 30, 2020 is approximately $86,000,000.

In March 2020, we borrowed $50,000,000 on our Revolving Credit Facility to address any unforeseen liquidity needs during the COVID-19 pandemic.

Radio Conversion Costs
Certain cellular carriers of 3G and CDMA cellular networks have announced that they will be retiring these networks between February and December of 2022. As of June 30, 2020, we have approximately 393,000 subscribers with 3G or CDMA equipment which may have to be upgraded as a result of these retirements. Additionally, in the month of September of 2019, other certain cellular carriers of 2G cellular networks have announced that the 2G cellular networks will be sunsetting as of December 31, 2020. As of June 30, 2020, we have approximately 19,000 subscribers with 2G cellular equipment which may have to be upgraded as a result of this retirement. The remaining subscribers with 3G or 2G equipment include approximately 50,000 subscribers acquired from Protect America. While we are in the early phase of offering equipment upgrades to our 3G and 2G population, we currently estimate that the total cost of converting our 3G and 2G subscribers, including those acquired from Protect America, will be between $80,000,000 and $90,000,000. For the three and six months ended June 30, 2020, the Company incurred radio conversion costs of $3,667,000 and $8,491,000, respectively. Cumulative through June 30, 2020, we have spent approximately $12,700,000 on 3G and 2G conversions. Total costs for the conversion of such customers are subject to numerous variables, including our ability to work with our partners and subscribers on cost sharing initiatives, and the costs that we actually incur could be materially higher than our current estimates.

Liquidity Outlook

In considering our liquidity requirements for the next twelve months, we evaluated our known future commitments and obligations.  We will require the availability of funds to finance our strategy to grow through the acquisition of subscriber accounts as well as completing our payment obligations under the Protect America earnout liability.  We considered our expected operating cash flows as well as the borrowing capacity of our Revolving Credit Facility, under which we could borrow an additional $80,900,000 as of June 30, 2020, subject to certain financial covenants. Based on this analysis, we expect that cash on hand, cash flow generated from operations and available borrowings under the Revolving Credit Facility will provide sufficient liquidity for the next twelve months, given our anticipated current and future requirements.

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

Tabular Presentation of Interest Rate Risk

The table below provides information about our outstanding debt obligations that are sensitive to changes in interest rates. Debt amounts represent principal payments by maturity date as of June 30, 2020.

Year of Maturity	Variable Rate Debt
Remainder of 2020	$4,112
2021	8,225
2022	8,225
2023	8,225
2024	1,001,044
2025	—
Thereafter	—
Total	$1,029,831

Item 4.  Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and chief financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, and in light of the insufficient time to remediate the material weakness discussed in our Annual Report on Form 10-K for the year ended December 31, 2019, the Executives concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2020 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in the Company’s internal controls over financial reporting that occurred during the three and six months ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, its internal controls over financial reporting. We continue to monitor the effectiveness of our internal control over financial reporting in the areas affected by the material weakness described in our Annual Report on Form 10-K for the year ended December 31, 2019, and we have and will continue to perform additional procedures, including the use of manual mitigating control procedures and employing any additional tools and resources deemed necessary, to ensure that our condensed consolidated financial statements are fairly stated in all material respects.

PART II - OTHER INFORMATION

Item 1A.  Risk Factors

Except as discussed below, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019.

The COVID-19 pandemic has and may continue to materially and adversely affect our business, financial condition, future results and cash flow.

In December 2019, an outbreak of a novel strain of coronavirus ("COVID-19") originated in Wuhan, China and has now been detected globally on a widespread basis, including in the United States. As of June 30, 2020, efforts to contain COVID-19 have not succeeded in many regions, and the global pandemic remains ongoing. The COVID-19 pandemic has disrupted our operations and will affect our business, including as a result of governmental authorities imposing, stay-at-home orders, shelter-in-place orders, quarantines, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19. Preventative and protective actions that public health officials, governments or the Company have taken with respect to COVID-19 have and will continue to adversely impact our business, suppliers, distribution channels, and customers, including business shutdowns or disruptions for an indefinite period of time, reduced operations, reduced ability to supply products and reduced ability to service a customer’s home to service or to install a new system. For instance, in jurisdictions where local or state governments have implemented a “shelter in place” or similar order, we have instructed our dealers to cease doing door-to-door sales until such measures are lifted.

Our operations are dependent on the efforts of our employees as well as our dealers and suppliers, and their employees. In response to the COVID-19 pandemic, the Company has implemented several initiatives to address the safety of our employees, customers and dealers. These initiatives include providing essential and non-essential employees with the capability to work from home, increased sanitation efforts in the workplace, increased PTO for employees, and use of our backup facility. In addition, we have implemented safety procedures for field technicians to allow necessary maintenance that will enable us to continue to provide monitoring services to our customers. We cannot guarantee that these measures will prevent the pandemic from materially and negatively impacting our operations. Our operations are also dependent on our supply of inventory, and delays in the supply of our inventory due to the COVID-19 pandemic may lead to cost increases. While we are not dependent on any one supplier and have put into place plans to ensure that our dealers are not impacted by any shortage in inventory, we cannot guarantee that such plans will be successful or that our dealers will not be impacted by a shortage in inventory as a result of the COVID-19 pandemic. We cannot presently predict the scope and severity of any potential business shutdowns or disruptions, but if we or any of the third parties with whom we engage, including the suppliers of our inventory, suppliers of our dealers, the employees of the businesses with which we interact and other third parties with whom we conduct business, were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted.

The pandemic has significantly increased economic and demand uncertainty and has caused and may exacerbate an economic slowdown, and it is possible that it could lead to a global recession. The extent to which COVID-19 may impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, continued travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the virus. Additionally, the COVID-19 pandemic may exacerbate other pre-existing political, social and economic risks in certain countries and could result in social, economic, and labor instability in the countries in which we, our employees, consumers, customers, suppliers, dealers and other third parties with whom we engage operate. The overall impact of the COVID-19 pandemic on our business continues to be uncertain at this time.

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
10.1
Asset Purchase Agreement by and between Monitronics International, Inc. and Protect America, Inc., dated as of June 17, 2020 (certain portions of which have been omitted) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 22, 2020).

10.2
Form of Amendment No. 1, dated June 17, 2020, to the Senior Secured Credit Agreement, by and among Monitronics International, Inc., Encina Private Credit SPV, LLC, as administrative agent, swingline lender and L/C Issuer, and certain other parties thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 22, 2020).

10.3
Form of Amendment No. 1, dated June 17, 2020, to the Loan Agreement, by and among Monitronics International, Inc., Cortland Capital Market Services LLC, as administrative agent, and certain other parties thereto (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 22, 2020).

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

MONITRONICS INTERNATIONAL, INC.

Date:	August 10, 2020	By:	/s/ William E. Niles
William E. Niles
Chief Executive Officer (principal executive officer)

Date:	August 10, 2020	By:	/s/ Fred A. Graffam
Fred A. Graffam
Chief Financial Officer, Executive Vice President and Assistant Secretary (principal financial and accounting officer)