Form 10-K/A
period 2019-12-31
MONITRONICS INTERNATIONAL INC
filed 2020-09-17
CIK 1265107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

FORM 10-K
(Amendment No. 2)
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

EXPLANATORY NOTE

Monitronics International, Inc. (the “Registrant” or the “Company”) is filing this Amendment No. 2 on Form 10-K/A (this “Amendment No. 2”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “Original Form 10-K”) as originally filed with the Securities and Exchange Commission (“SEC”) on March 30, 2020, as amended by that certain Amendment No. 1 to the Annual Report on Form 10-K/A as filed with the SEC on May 8, 2020 (the “Amendment No. 1”), to amend:

Part I to include disclosure about the Registrant’s reliance upon the SEC Order dated March 4, 2020 (Release No. 34-88318) under Section 36 of the Exchange Act Granting Exemptions from Specified Provisions of the Exchange Act and Certain Rules Thereunder, as superseded by SEC Order Modifying Exemptions from the Reporting and Proxy Delivery Requirements for Public Companies dated March 25, 2020 (Release No. 34-88465) (together, the “Order”) to delay the filing of Amendment No. 1 to the Annual Report on Form 10-K/A for the fiscal year ended December 31, 2019 due to circumstances related to the coronavirus epidemic as set forth below.

Except as contained herein, this Amendment No. 2 does not amend, modify or update the information in, or exhibits to, the Original Form 10-K and the Amendment No. 1, and we have not updated disclosures included therein to reflect any subsequent events. This Amendment No. 2 should be read in conjunction with the Original Form 10-K, the Amendment No. 1 and our other filings made with the SEC subsequent to the filing of the Original Form 10-K.

Pursuant to Rule 12b-15 under the Exchange Act, this Amendment also contains new certifications of the Company’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 or 308 of Regulation S-K promulgated by the SEC under the Exchange Act, paragraphs 3, 4 and 5 of the Section 302 certifications have been omitted. In addition, because no financial statements are included in this Amendment, new certifications of the Company’s principal executive officers and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 are not required to be included with this Amendment No. 2.

RELIANCE ON SECURITIES AND EXCHANGE COMMISSION ORDER

The Company relied upon the SEC Order dated March 4, 2020 (Release No. 34-88318) under Section 36 of the Exchange Act Granting Exemptions from Specified Provisions of the Exchange Act and Certain Rules Thereunder, as superseded by SEC Order Modifying Exemptions from the Reporting and Proxy Delivery Requirements for Public Companies dated March 25, 2020 (Release No. 34-88465) (together, the “Order”) to delay the filing of Amendment No. 1 to the Annual Report on Form 10-K/A for the fiscal year ended December 31, 2019 due to circumstances related to the coronavirus pandemic (“COVID-19”). On April 29, 2020, the Company filed a Current Report on Form 8-K stating that it is relying on the Order to delay the filing of the Amendment No. 1 by up to 45 days due to circumstances related to the COVID-19 pandemic. In particular, disruptions caused by continuing statewide lockdown, isolation and quarantine have resulted in more limited support from and access to key personnel, as well as communications and similar delays among such persons. Additionally, the COVID-19 pandemic has limited the Company’s access to facilities and documents that it relies on to timely prepare its reports. This has, in turn, impacted the Company’s ability to complete the preparation of the Amendment No. 1 until after April 29, 2020. These unforeseen circumstances have resulted in the Company being unable to timely file an accurate Amendment No. 1 to the Annual Report on Form 10-K for its year-ended December 31, 2019 by the prescribed date without undue hardship and expense to the Company. Accordingly, in reliance upon the Order, the Company filed the Amendment No. 1 on May 8, 2020.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (3)  Exhibits

31.5	Rule 13a-14(a)/15d-14(a) Certification. *
31.6	Rule 13a-14(a)/15d-14(a) Certification. *

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MONITRONICS INTERNATIONAL, INC.

Dated:	September 17, 2020	By:	/s/ William E. Niles
		Name:	William E. Niles
		Title:	Chief Executive Officer (principal executive officer)

Dated:	September 17, 2020	By:	/s/ Fred A. Graffam
		Name:	Fred A. Graffam
		Title:	Chief Financial Officer, Executive Vice President and Assistant Secretary (principal financial and accounting officer)