Form 10-Q
period 2020-09-30
MONITRONICS INTERNATIONAL INC
filed 2020-11-13
CIK 1265107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020
OR
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☒ No ☐
The number of outstanding shares of Monitronics International, Inc.'s common stock as of November 13, 2020 was 22,500,000 shares.

Item 1.  Financial Statements (unaudited)
MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
Amounts in thousands, except share amounts
(unaudited)

	Successor Company
	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$12,759	$14,763
Restricted cash	133	238
Trade receivables, net of allowance for doubtful accounts of $2,759 in 2020 and $3,828 in 2019	10,854	12,083
Inventories, net	6,878	5,242
Prepaid and other current assets	20,387	19,953
Total current assets	51,011	52,279
Property and equipment, net of accumulated depreciation of $13,796 in 2020 and $3,777 in 2019	41,516	42,096
Subscriber accounts and deferred contract acquisition costs, net of accumulated amortization of $208,387 in 2020 and $61,771 in 2019	1,089,198	1,064,311
Dealer network and other intangible assets, net of accumulated amortization of $25,748 in 2020 and $7,922 in 2019	118,952	136,778
Goodwill	—	81,943
Deferred income tax asset, net	684	684
Operating lease right-of-use asset	18,345	19,277
Other assets	18,651	21,944
Total assets	$1,338,357	$1,419,312
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$13,369	$16,869
Other accrued liabilities	45,806	24,954
Deferred revenue	11,065	12,008
Holdback liability	8,583	8,191
Current portion of long-term debt	8,225	8,225
Total current liabilities	87,048	70,247
Non-current liabilities:
Long-term debt	979,550	978,219
Long-term holdback liability	1,761	2,183
Operating lease liabilities	15,648	16,195
Other liabilities	66,989	6,390
Total liabilities	1,150,996	1,073,234
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value. Authorized 5,000,000 shares; no shares issued	—	—
Common stock, $0.01 par value. Authorized 45,000,000 shares; issued and outstanding 22,500,000 shares at both September 30, 2020 and December 31, 2019	225	225
Additional paid-in capital	379,175	379,175
Accumulated deficit	(189,779)	(33,331)
Accumulated other comprehensive (loss) income, net	(2,260)	9
Total stockholders' equity	187,361	346,078
Total liabilities and stockholders' equity	$1,338,357	$1,419,312
 See accompanying notes to condensed consolidated financial statements.

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
Amounts in thousands
(unaudited)

	Successor Company		Predecessor Company
	Three Months Ended September 30,	Period from September 1, 2019 through September 30,	Period from July 1, 2019 through August 31,
	2020	2019	2019
Net revenue	$130,852	$36,289	$84,589
Operating expenses:
Cost of services	31,383	8,976	19,986
Selling, general and administrative, including stock-based and long-term incentive compensation	31,572	11,390	20,980
Radio conversion costs	5,612	825	931
Amortization of subscriber accounts, deferred contract acquisition costs and other intangible assets	57,240	17,302	32,508
Depreciation	3,459	925	1,073
	129,266	39,418	75,478
Operating income (loss)	1,586	(3,129)	9,111
Other (income) expense:
Gain on restructuring and reorganization, net	—	—	(702,824)
Interest expense	20,033	7,474	27,112
	20,033	7,474	(675,712)
(Loss) income before income taxes	(18,447)	(10,603)	684,823
Income tax expense	717	204	438
Net (loss) income	(19,164)	(10,807)	684,385
Other comprehensive loss:
Unrealized loss on derivative contracts, net	(475)	—	—
Total other comprehensive loss, net of tax	(475)	—	—
Comprehensive (loss) income	$(19,639)	$(10,807)	$684,385

Basic and diluted income per share:
Net loss	$(0.85)	$(0.48)	$—

See accompanying notes to condensed consolidated financial statements.

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
Amounts in thousands
(unaudited)

	Successor Company		Predecessor Company
	Nine Months Ended September 30,	Period from September 1, 2019 through September 30,	Period from January 1, 2019 through August 31,
	2020	2019	2019
Net revenue	$374,235	$36,289	$342,286
Operating expenses:
Cost of services	87,017	8,976	75,286
Selling, general and administrative, including stock-based and long-term incentive compensation	108,566	11,390	80,365
Radio conversion costs	14,103	825	931
Amortization of subscriber accounts, deferred contract acquisition costs and other intangible assets	164,889	17,302	130,791
Depreciation	10,019	925	7,348
Goodwill impairment	81,943	—	—
	466,537	39,418	294,721
Operating (loss) income	(92,302)	(3,129)	47,565
Other (income) expense:
Gain on restructuring and reorganization, net	—	—	(669,722)
Interest expense	60,582	7,474	105,081
Realized and unrealized loss, net on derivative financial instruments	—	—	6,804
Refinancing expense	—	—	5,214
	60,582	7,474	(552,623)
(Loss) income before income taxes	(152,884)	(10,603)	600,188
Income tax expense	1,937	204	1,775
Net (loss) income	(154,821)	(10,807)	598,413
Other comprehensive loss:
Unrealized loss on derivative contracts, net	(2,269)	—	(940)
Total other comprehensive loss, net of tax	(2,269)	—	(940)
Comprehensive (loss) income	$(157,090)	$(10,807)	$597,473

Basic and diluted income per share:
Net loss	$(6.88)	$(0.48)	$—

See accompanying notes to condensed consolidated financial statements.

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Amounts in thousands
(unaudited)

	Successor Company		Predecessor Company
	Nine Months Ended September 30,	Period from September 1, 2019 through September 30,	Period from January 1, 2019 through August 31,
	2020	2019	2019
Cash flows from operating activities:
Net (loss) income	$(154,821)	$(10,807)	$598,413
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization of subscriber accounts, deferred contract acquisition costs and other intangible assets	164,889	17,302	130,791
Depreciation	10,019	925	7,348
Stock-based and long-term incentive compensation	722	26	912
Gain on restructuring and reorganization, net	—	—	(705,559)
Unrealized loss on derivative financial instruments, net	—	—	4,577
Refinancing expense	—	—	5,214
Trade bad debt expense	6,567	912	7,558
Goodwill impairment	81,943	—	—
Other non-cash activity, net	2,867	117	(462)
Changes in assets and liabilities:
Trade receivables	(5,338)	(1,183)	(6,271)
Inventories	(1,636)	(943)	(188)
Prepaid expenses and other assets	(4,554)	207	2,948
Subscriber accounts - deferred contract acquisition costs	(1,904)	(162)	(2,193)
Payables and other liabilities	(6,357)	6,776	36,690
Net cash provided by operating activities	92,397	13,170	79,778
Cash flows from investing activities:
Capital expenditures	(10,530)	(1,123)	(7,100)
Cost of subscriber accounts acquired	(84,253)	(8,012)	(83,814)
Net cash used in investing activities	(94,783)	(9,135)	(90,914)
Cash flows from financing activities:
Proceeds from long-term debt	65,000	5,000	253,100
Payments on long-term debt	(63,669)	(5,000)	(379,666)
Payments of earnout liability	(1,054)	—	—
Proceeds from equity rights offering	—	—	161,497
Cash contributed by Ascent Capital	—	—	24,139
Payments of restructuring and reorganization costs	—	—	(13,249)
Payments of refinancing costs	—	—	(7,404)
Value of shares withheld for share-based compensation	—	—	(18)
Dividend to Ascent Capital	—	—	(5,000)
Net cash provided by financing activities	277	—	33,399
Net (decrease) increase in cash, cash equivalents and restricted cash	(2,109)	4,035	22,263
Cash, cash equivalents and restricted cash at beginning of period	15,001	24,640	2,377
Cash, cash equivalents and restricted cash at end of period	$12,892	$28,675	$24,640

See accompanying notes to condensed consolidated financial statements.

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders' Equity (Deficit)
Amounts in thousands, except share amounts
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2019 (Successor)	22,500,000	$225	$379,175	$(33,331)	$9	$346,078
Adoption of ASU 2016-13	—	—	—	(1,627)	—	(1,627)
Adjusted balance at January 1, 2020 (Successor)	22,500,000	$225	$379,175	$(34,958)	$9	$344,451
Net loss	—	—	—	(114,005)	—	(114,005)
Other comprehensive loss	—	—	—	—	(1,813)	(1,813)
Balance at March 31, 2020 (Successor)	22,500,000	$225	$379,175	$(148,963)	$(1,804)	$228,633
Net loss	—	—	—	(21,652)	—	(21,652)
Other comprehensive income	—	—	—	—	19	19
Balance at June 30, 2020 (Successor)	22,500,000	$225	$379,175	$(170,615)	$(1,785)	$207,000
Net loss	—	—	—	(19,164)	—	(19,164)
Other comprehensive loss	—	—	—	—	(475)	(475)
Balance at September 30, 2020 (Successor)	22,500,000	$225	$379,175	$(189,779)	$(2,260)	$187,361

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders' Equity (Deficit)
Amounts in thousands, except share amounts
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance at December 31, 2018 (Predecessor)	1,000	$—	$439,711	$(1,036,294)	$7,608	$(588,975)
Net loss	—	—	—	(31,770)	—	(31,770)
Other comprehensive loss	—	—	—	—	(468)	(468)
Dividend paid to Ascent Capital	—	—	(5,000)	—	—	(5,000)
Contribution from Ascent Capital	—	—	2,250	—	—	2,250
Stock-based compensation	—	—	189	—	—	189
Value of shares withheld for minimum tax liability	—	—	(1)	—	—	(1)
Balance at March 31, 2019 (Predecessor)	1,000	$—	$437,149	$(1,068,064)	$7,140	$(623,775)
Net loss	—	—	—	(54,202)	—	(54,202)
Other comprehensive loss	—	—	—	—	(472)	(472)
Stock-based compensation	—	—	(413)	—	—	(413)
Value of shares withheld for minimum tax liability	—	—	(2)	—	—	(2)
Balance at June 30, 2019 (Predecessor)	1,000	$—	$436,734	$(1,122,266)	$6,668	$(678,864)
Net income	—	—	—	684,385	—	684,385
Stock-based compensation	—	—	267	—	—	267
Value of shares withheld for minimum tax liability	—	—	(15)	—	—	(15)
Cancellation of Predecessor equity	(1,000)	—	(436,986)	437,881	(6,668)	(5,773)
Issuance of Successor common stock	22,500,000	225	379,175	—	—	379,400
Balance at August 31, 2019 (Predecessor)	22,500,000	$225	$379,175	$—	$—	$379,400

Balance at September 1, 2019 (Successor)	22,500,000	$225	$379,175	$—	$—	$379,400
Net loss	—	—	—	(10,807)	—	(10,807)
Balance at September 30, 2019 (Successor)	22,500,000	$225	$379,175	$(10,807)	$—	$368,593

See accompanying notes to condensed consolidated financial statements.

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

(1)          Basis of Presentation

Monitronics International, Inc. and its subsidiaries (collectively, "Monitronics" or the "Company", doing business as Brinks Home SecurityTM) provide residential customers and commercial client accounts with monitored home and business security systems, as well as interactive and home automation services, in the United States, Canada and Puerto Rico.  Monitronics customers are obtained through our direct-to-consumer sales channel (the "Direct to Consumer Channel"), which offers both Do-It-Yourself and professional installation security solutions and our exclusive authorized dealer network (the "Dealer Channel"), which provides product and installation services, as well as support to customers. We also periodically acquire alarm monitoring accounts from other alarm companies in bulk on a negotiated basis.

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

The unaudited interim financial information of the Company has been prepared in accordance with Article 10 of the Securities and Exchange Commission’s (the "SEC") Regulation S-X. Accordingly, it does not include all of the information required by generally accepted accounting principles in the United States ("GAAP") for complete financial statements. The Company’s unaudited condensed consolidated balance sheet as of September 30, 2020, and the unaudited condensed statements of operations and cash flows of the Successor Company for the three and nine months ended September 30, 2020 and of the Predecessor Company for the three and nine months ended September 30, 2019, include the results of Monitronics and all of its direct and indirect subsidiaries. The accompanying interim condensed consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year, particularly when considering the risks and uncertainties associated with the COVID-19 pandemic and the impacts it may have on our financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Monitronics Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 30, 2020.

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

Supplemental Cash Flow Information

	Successor Company		Predecessor Company
	Nine Months Ended September 30,	Period from September 1, 2019 through September 30,	Period from January 1, 2019 through August 31,
	2020	2019	2019
State taxes paid, net	$2,532	$—	$2,637
Interest paid	59,686	7,238	72,710
Accrued capital expenditures	713	1,471	1,405
Earnout Payments liability	84,799	—	—

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

(3)          Goodwill

The following table provides the activity and balances of goodwill by reporting unit (amounts in thousands):

Brinks Home Security
Balance at 12/31/2019	$81,943
Goodwill impairment	(81,943)
Balance at 9/30/2020	$—

The Company accounts for its goodwill pursuant to the provisions of FASB ASC Topic 350, Intangibles - Goodwill and Other ("ASC 350"). In accordance with ASC 350, goodwill is not amortized, but rather tested for impairment annually, or earlier if an event occurs, or circumstances change, that indicate the fair value of a reporting unit may be below its carrying amount.

As of March 31, 2020, the Company determined that a triggering event had occurred as a result of the recent economic disruption and uncertainty due to the COVID-19 pandemic. In response to the triggering event, the Company performed a quantitative impairment test at the Brinks Home Security entity level as we operate as a single reporting unit. The fair value of the Company's reporting unit was estimated based on a discounted cash flow model and market-based approach. Assumptions critical to our fair value estimate under the discounted cash flow model include the discount rate, projected average revenue growth and projected long-term growth rates in the determination of terminal values. The results of the quantitative assessment indicated that the carrying value was in excess of the fair value of the reporting unit, including goodwill. An impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit's fair value. Applying this methodology, we recorded a full goodwill impairment charge of $81,943,000 during the nine months ended September 30, 2020. The factors leading to the goodwill impairment were lower projected overall account acquisition in future periods due to the estimated impact of COVID-19 on our account acquisition channels and an increase in the discount rate applied in the discounted cash flow model based on current economic conditions. This resulted in reductions in future cash flows and a lower fair value as calculated under the income approach.

(4)          Other Accrued Liabilities

Other accrued liabilities consisted of the following (amounts in thousands):

	September 30, 2020	December 31, 2019
Accrued payroll and related liabilities	$8,966	$5,908
Interest payable	258	291
Income taxes payable	2,046	2,603
Operating lease liabilities	3,441	3,725
Contingent dealer liabilities	2,591	3,274
Earnout Payments liability	21,786	—
Other	6,718	9,153
Total Other accrued liabilities	$45,806	$24,954

(5)          Debt

Debt consisted of the following (amounts in thousands):

	September 30, 2020	December 31, 2019
Takeback Loan Facility, matures March 29, 2024, LIBOR plus 6.5%, subject to a LIBOR floor of 1.25%, with an effective rate of 8.0%	$814,275	$820,444
Term Loan Facility, matures July 3, 2024, LIBOR plus 5.0%, subject to a LIBOR floor of 1.5%, with an effective rate of 6.7%	150,000	150,000
Revolving Credit Facility, matures July 3, 2024, LIBOR plus 5.0%, subject to a LIBOR floor of 1.5%, or base rate (with a floor of 4.5%) plus 4.0%, with an effective rate of 9.0%	23,500	16,000
	$987,775	$986,444
Less: Current portion of long-term debt	(8,225)	(8,225)
Long-term debt	$979,550	$978,219

Takeback Loan Facility

On the Effective Date, pursuant to the terms of the Plan, the Debtors entered into an $822,500,000 takeback term loan facility (the "Takeback Loan Facility") with the lenders party thereto, and Alter Domus (formerly known as Cortland Capital Market Services, LLC) as administrative agent. The Takeback Loan Facility requires quarterly interest payments and quarterly principal payments of $2,056,250, and matures on March 29, 2024. Interest on loans made under the Takeback Loan Facility accrues at an interest rate per year equal to the LIBOR rate (with a floor of 1.25%) plus 6.5% or base rate plus 5.5%. The

Takeback Loan Facility, subject to certain exceptions, is guaranteed by each of the Company's existing and future domestic subsidiaries and is secured by substantially all the assets of the Company and such subsidiary guarantors. See note 13, Consolidating Guarantor Financial Information for further information. The Takeback Loan Facility contains customary representations, warranties, covenants and events of default and related remedies.

Credit Facilities

On the Effective Date, pursuant to the terms of the Plan, the Debtors entered into a $145,000,000 senior secured revolving credit facility (the "Revolving Credit Facility"), including a $10,000,000 swingline loan, and $150,000,000 in senior secured term loans (the "Term Loan Facility" and together with the Revolving Credit Facility, the "Credit Facilities") with the lenders party thereto, and Encina Private Credit SPV, LLC as administrative agent, swingline lender and L/C issuer. As of September 30, 2020, the Company had $600,000 available under a standby letter of credit issued. As of September 30, 2020, $120,900,000 is available for borrowing under the Revolving Credit Facility, subject to certain financial covenants.

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

The terms of the Takeback Loan Facility and the Credit Facilities provide for certain financial and nonfinancial covenants.  As of September 30, 2020, the Company was in compliance with all required covenants under these financing arrangements.

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

As of September 30, 2020, principal payments scheduled to be made on the Company’s debt obligations are as follows (amounts in thousands):

Remainder of 2020	$2,056
2021	8,225
2022	8,225
2023	8,225
2024	961,044
2025	—
Thereafter	—
Total debt principal payments	$987,775

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

During the Successor Company three and nine months ended September 30, 2020, interest expense of $186,000 and $554,000, respectively, was reclassified from Accumulated other comprehensive income (loss) to Interest expense on the condensed consolidated statements of operations and comprehensive income (loss). The Company expects to similarly reclassify approximately $737,000 from Accumulated other comprehensive income (loss) to Interest expense on the condensed consolidated statements of operations and comprehensive income (loss) in the next twelve months.

The fair value of the interest rate cap was $137,000 at September 30, 2020, and constituted an asset of the Company. The fair value of the interest rate cap is included in non-current Other assets, net on the condensed consolidated balance sheets based on the maturity date of the derivative instrument. See note 7, Fair Value Measurements for related fair value disclosures.

Interest Rate Swaps

Historically, the Company entered into interest rate swap agreements (all interest rate swap agreements are collectively referred to as the "Swaps") to reduce the interest rate risk inherent in the Company's prior debt agreements.

Prior to December of 2018, all of the Swaps were designated and qualified as cash flow hedging instruments, with the effective portion of the Swaps' change in fair value recorded in Accumulated other comprehensive income (loss). However, in December of 2018, given the potential for changes in the Company's future expected interest payments that these Swaps hedged, all of the Swaps no longer qualified as a cash flow hedge and were de-designated as such. Before the de-designation, changes in the fair value of the Swaps were recognized in Accumulated other comprehensive income (loss) and were reclassified to Interest expense when the hedged interest payments on the underlying debt were recognized. After the de-designation, changes in the fair value of the Swaps are recognized in Unrealized loss on derivative financial instruments on the condensed consolidated statements of operations and comprehensive income (loss). For the Predecessor Company three months ended March 31, 2019, the Company recorded an Unrealized loss on derivative financial instruments of $7,773,000. On April 30, 2019, the various counterparties and the Company agreed to settle and terminate all of the outstanding interest rate swap agreements, which required us to pay $8,767,000 in termination amount to certain counterparties and required a certain counterparty to pay $6,540,000 in termination amount to us, resulting in a Realized net loss on derivative financial instruments of $2,227,000. There are no Swaps outstanding as of September 30, 2020.

The impact of the derivatives on the condensed consolidated financial statements is depicted below (amounts in thousands):

	Successor Company		Predecessor Company
	Three Months Ended September 30,	Period from September 1, 2019 through September 30,	Period from July 1, 2019 through August 31,
	2020	2019	2019
Effective portion of loss recognized in Accumulated other comprehensive income (loss)	$(661)	$—	$—
Interest cost of interest rate cap reclassified into Net loss (a)	$186	$—	$—

(a)  Amounts are included in Interest expense in the condensed consolidated statements of operations and comprehensive income (loss).

	Successor Company		Predecessor Company
	Nine Months Ended September 30,	Period from September 1, 2019 through September 30,	Period from January 1, 2019 through August 31,
	2020	2019	2019
Effective portion of loss recognized in Accumulated other comprehensive income (loss)	$(2,823)	$—	$—
Interest cost of interest rate cap reclassified into Net loss (b)	$554	$—	$—
Effective portion of loss reclassified from Accumulated other comprehensive income (loss) into Net income (loss) (b)	$—	$—	$(940)

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

The following summarizes the fair value level of assets that are measured on a recurring basis at September 30, 2020 and December 31, 2019 (amounts in thousands):

	Level 1	Level 2	Level 3	Total
September 30, 2020
Interest rate cap agreement - assets (a)	$—	$137	$—	$137
Total	$—	$137	$—	$137
December 31, 2019
Interest rate cap agreement - assets (a)	$—	$2,959	$—	$2,959
Total	$—	$2,959	$—	$2,959

(a)   Interest rate cap asset value is included in non-current Other assets on the condensed consolidated balance sheets.

The Company has determined that the significant inputs used to value the interest rate cap fall within Level 2 of the fair value hierarchy.  As a result, the Company has determined that its interest rate cap valuation is classified in Level 2 of the fair value hierarchy.

Carrying values and fair values of financial instruments that are not carried at fair value are as follows (amounts in thousands):

	September 30, 2020	December 31, 2019
Long term debt, including current portion:
Carrying value	$987,775	$986,444
Fair value (a)	$784,206	$857,717

(a)  The fair value is based on market quotations from third party financial institutions and is classified as Level 2 in the hierarchy.

The Company’s other financial instruments', including cash and cash equivalents, restricted cash, accounts receivable, accounts payable and contingent dealer liabilities, carrying values approximate their fair values because of their nature.

(8)          Stockholders' Equity

Common Stock

The Company had 22,500,000 issued and outstanding shares of Common Stock, par value $0.01 per share ("Common Stock") as of both September 30, 2020 and December 31, 2019.

Accumulated Other Comprehensive Income (Loss)

The following table provides a summary of the changes in Accumulated other comprehensive income (loss) for the nine months ended September 30, 2020 (amounts in thousands):

Successor Company
Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2019	$9
Unrealized loss on interest rate cap recognized through Accumulated other comprehensive income (loss), net of income tax of $0	(1,997)
Interest cost of interest rate cap reclassified into Net loss, net of income tax of $0 (a)	184
Balance at March 31, 2020	$(1,804)
Unrealized loss on interest rate cap recognized through Accumulated other comprehensive income (loss), net of income tax of $0	(165)
Interest cost of interest rate cap reclassified into Net loss, net of income tax of $0 (a)	184
Balance at June 30, 2020	$(1,785)
Unrealized loss on interest rate cap recognized through Accumulated other comprehensive income (loss), net of income tax of $0	(661)
Interest cost of interest rate cap reclassified into Net loss, net of income tax of $0 (a)	186
Balance at September 30, 2020	$(2,260)

(a)  Amounts reclassified into Net loss are included in Interest expense on the condensed consolidated statements of operations.  See note 6, Derivatives for further information.

The following table provides a summary of the changes in Accumulated other comprehensive income (loss) for the period January 1, 2019 through August 31, 2019 (amounts in thousands):

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

Incentive Award Plan

On August 3, 2020, the Board of Directors (the "Board") adopted the Monitronics International, Inc. 2020 Incentive Award Plan (the "Plan"), pursuant to which the company may grant cash, equity and equity-based incentive awards to eligible service providers. The Plan provides for the grant of non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents and other stock or cash-based awards (collectively, "awards"). Non-employee directors of the Company, as well as employees and consultants of the Company or its subsidiaries (collectively, "participants") are eligible to receive awards under the Plan. The Plan authorizes the issuance of 2,500,000 shares of common stock.

Through September 30, 2020, and pursuant to the Plan, the company granted a total of 994,000 Performance-Based Restricted Stock Unit awards ("PRSUs") and a total of 426,000 Time-Based Restricted Stock Unit awards ("TRSUs") covering shares of common stock to certain of the company's directors, executives and senior leadership employees. Each RSU represents a contractual right to receive one share of the company’s common stock upon becoming fully vested and payable subject to the terms and conditions of the respective award agreement. Both the PRSUs and the TRSUs are subject to performance condition such that the awards are not payable unless there is a change in control of the company. Because a change in control is not probable of occurring as of the reporting date, no compensation expense has been recognized for either the PRSUs or the TRSUs for the three and nine months ended September 30, 2020.

(9)          Basic and Diluted Earnings Per Common Share

Basic earnings per common share ("EPS") is computed by dividing net income by the weighted average number of shares of Common Stock outstanding for the period. Diluted EPS is computed by dividing net income by the sum of the weighted average number of shares of Common Stock outstanding and the effect of dilutive securities. For the Successor Company three and nine months ended September 30, 2020, there were no anti-dilutive securities outstanding. For the Predecessor Company period from September 1, 2019 through September 30, 2019, there were no anti-dilutive securities outstanding. The weighted average number of basic and diluted shares of Common Stock was 22,500,000 for the Successor Company three and nine months ended September 30, 2020. The weighted average number of basic and dilutive shares of Common Stock was 22,500,000 for the Predecessor Company period from September 1, 2019 through September 30, 2019. There were no public shares of Common Stock outstanding during the Predecessor Company period January 1, 2019 through August 31, 2019 as Monitronics was wholly-owned by Ascent Capital.

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

Asset Purchase Agreement

On June 17, 2020, the Company acquired certain contracts for the provision of alarm monitoring and related services (the "Accounts") as well as the related accounts receivable, intellectual property and equipment inventory of Protect America, Inc. The Company paid approximately $16,600,000 at closing and will make 50 subsequent monthly payments ("Earnout Payments") consisting of a portion of the revenue attributable to the Accounts, subject to adjustment for Accounts that are no longer active. The transaction was accounted for as an asset acquisition with the cost of the assets acquired recorded as of June 17, 2020 and an estimated liability for the Earnout Payments of approximately $86,000,000. The Earnout Payments liability was estimated based on the terms of the payout and the forecasted attrition of the Protect America subscriber base. The current portion of the Earnout Payments liability is included in current Other accrued liabilities on the condensed consolidated balance sheets and the long-term portion of the Earnout Payments is included in non-current Other liabilities on the condensed consolidated balance sheets. The monthly Earnout Payments are classified as Cash flows from financing activities on the condensed consolidated statements of cash flows.

(11)        Revenue Recognition

Disaggregation of Revenue

Revenue is disaggregated by source of revenue as follows (in thousands):

	Successor Company		Predecessor Company
	Three Months Ended September 30,	Period from September 1, 2019 through September 30,	Period from July 1, 2019 through August 31,
	2020	2019	2019
Alarm monitoring revenue	$119,164	$33,594	$78,608
Product, installation and service revenue	10,506	2,224	4,993
Other revenue	1,182	471	988
Total Net revenue	$130,852	$36,289	$84,589

	Successor Company		Predecessor Company
	Nine Months Ended September 30,	Period from September 1, 2019 through September 30,	Period from January 1, 2019 through August 31,
	2020	2019	2019
Alarm monitoring revenue	$340,235	$33,594	$319,172
Product, installation and service revenue	30,513	2,224	19,111
Other revenue	3,487	471	4,003
Total Net revenue	$374,235	$36,289	$342,286

Contract Balances

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers (in thousands):

	September 30, 2020	December 31, 2019
Trade receivables, net	$10,854	$12,083
Contract assets, net - current portion (a)	$13,490	$12,070
Contract assets, net - long-term portion (b)	$14,827	$14,852
Deferred revenue	$11,065	$12,008

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

All of the Company's leases are currently determined to be operating leases.

Components of Lease Expense

The components of lease expense were as follows (in thousands):

	Successor Company		Predecessor Company
	Three Months Ended September 30,	Period from September 1, 2019 through September 30,	Period from July 1, 2019 through August 31,
	2020	2019	2019
Operating lease cost (a)	$178	$34	$70
Operating lease cost (b)	860	320	624
Total operating lease cost	$1,038	$354	$694

(a)  Amount is included in Cost of services in the unaudited condensed consolidated statements of operations and comprehensive income (loss).
(b)  Amount is included in Selling, general and administrative, including stock-based and long-term incentive compensation in the unaudited condensed consolidated statements of operations and comprehensive income (loss).

	Successor Company		Predecessor Company
	Nine Months Ended September 30,	Period from September 1, 2019 through September 30,	Period from January 1, 2019 through August 31,
	2020	2019	2019
Operating lease cost (c)	$569	$34	$321
Operating lease cost (d)	2,997	320	2,595
Total operating lease cost	$3,566	$354	$2,916

(c)  Amount is included in Cost of services in the unaudited condensed consolidated statements of operations and comprehensive income (loss).
(d)  Amount is included in Selling, general and administrative, including stock-based and long-term incentive compensation in the unaudited condensed consolidated statements of operations and comprehensive income (loss).

Remaining Lease Term and Discount Rate

The following table presents the weighted-average remaining lease term and the weighted-average discount rate:

As of September 30, 2020
Weighted-average remaining lease term for operating leases (in years)	8.9
Weighted-average discount rate for operating leases	11.7%

All of the Company's lease contracts do not provide a readily determinable implicit rate. For these contracts, the Company's estimated incremental borrowing rate is based on information available either upon adoption of ASU 2016-02, Leases (Topic 842) or at the inception of the lease.

Supplemental Cash Flow Information

The following is the supplemental cash flow information associated with the Company's leases (in thousands):

	Successor Company		Predecessor Company
	Nine Months Ended September 30,	Period from September 1, 2019 through September 30,	Period from January 1, 2019 through August 31,
	2020	2019	2019
Cash paid for amounts included in the measurement of lease liabilities:
Lease payments included in cash flows from operating activities (a)	$3,460	$345	$2,804
Right-of-use assets obtained in exchange for new:
Operating lease liabilities	$738	$69	$89

(a)  Cash flow impacts from Operating lease right-of-use assets and Operating lease liabilities are presented net on the cash flow statement in changes in Payables and other liabilities.

Maturities of Lease Liabilities

As of September 30, 2020, maturities of lease liabilities were as follows:

Remainder of 2020	$728
2021	3,800
2022	3,549
2023	3,182
2024	3,065
Thereafter	17,264
Total lease payments	$31,588
Less: Interest	(12,499)
Total lease obligations	$19,089

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

For additional risk factors, please see Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2019 (the "2019 Form 10-K") and Part II, Item 1A, Risk Factors in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020. These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

The following discussion and analysis provides information concerning our results of operations and financial condition.  This discussion should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto included elsewhere herein and the 2019 Form 10-K.

Overview

Monitronics International, Inc. and its subsidiaries (collectively, "Monitronics" or the "Company", doing business as Brinks Home SecurityTM) provide residential customers and commercial client accounts with monitored home and business security systems, as well as interactive and home automation services, in the United States, Canada and Puerto Rico.  Monitronics customers are obtained through our direct-to-consumer sales channel (the "Direct to Consumer Channel"), which offers both Do-It-Yourself and professional installation security solutions and our exclusive authorized dealer network (the "Dealer Channel"), which provides product and installation services, as well as support to customers. We also periodically acquire alarm monitoring accounts from other alarm companies in bulk on a negotiated basis ("bulk buys").

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

Asset Purchase Agreement

On June 17, 2020, the Company acquired certain contracts for the provision of alarm monitoring and related services (the "Accounts") as well as the related accounts receivable, intellectual property and equipment inventory of Protect America, Inc. The Company paid approximately $16,600,000 at closing and will make 50 subsequent monthly payments ("Earnout Payments") consisting of a portion of the revenue attributable to the Accounts, subject to adjustment for Accounts that are no longer active. The transaction was accounted for as an asset acquisition with the cost of the assets acquired recorded as of June 17, 2020 and an estimated liability for the Earnout Payments of approximately $86,000,000. The Earnout Payments liability was estimated based on the terms of the payout and the forecasted attrition of the Protect America subscriber base. The current portion of the Earnout Payments liability is included in current Other accrued liabilities on the condensed consolidated balance sheets and the long-term portion of the Earnout Payments is included in non-current Other liabilities on the condensed consolidated balance sheets. The monthly Earnout Payments are classified as Cash flows from financing activities on the condensed consolidated statements of cash flows.

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

With respect to our call and alarm response centers, we have established certain policies and procedures to enable full continuity of our monitoring services moving forward, including distancing staff in the call centers, activating our backup call center facility and enabling our call center operators to operate from home. For employees that can work remotely, we have instituted measures to support them, including purchasing additional equipment to enable work from home capabilities. We are also ensuring we comply with our data security measures to guarantee that all company, employee and customer data remains protected and secure. As of September 30, 2020, substantially all of our workforce is working remotely. In addition, our existing call centers still remain fully operational on premises. Administrative personnel are also working from home and those involved in the Company’s financial reporting and internal controls over financial reporting have been able to continue their normal duties by accessing the Company’s systems and records remotely. Regular communications, review of supporting documentation and tests of operating effectiveness via secured virtual channels have also continued without significant interruption.

In regards to our operations and dealer operations in the field, in jurisdictions where local or state governments have implemented a “shelter in place” or similar orders, we have instructed our dealers to cease doing door-to-door sales until such measures are lifted. This has negatively impacted our Dealer Channel productivity starting in the latter half of March 2020. Dealer Channel volume has shown some recovery in the second and third quarters of 2020, but remains down year over year. Subject to a scheduled service or installation request, and adhering to certain safety protocols, we continue to send field technicians out to service a customer’s home to service or to install a new system. We have taken measures to protect our supply chain of alarm monitoring equipment and, to date, have not experienced significant supply chain constraints to service our customers.

With respect to our receivables from our customers, for the three and nine months ended September 30, 2020, we have issued credits for relief to customers being impacted by hardships from the pandemic. We have temporarily paused standard annual rate increases on applicable customers. Additionally, we have increased our allowances on collection of certain trade and dealer receivables based on the expected impact of the continuation of the pandemic into the fourth quarter of 2020. As a result of COVID-19, we experienced no material impact on our unit and Recurring Monthly Revenue ("RMR") attrition during the three and nine months ended September 30, 2020.

As noted in the financial statements, as of March 31, 2020, the Company determined that a goodwill triggering event had occurred as a result of the recent economic disruption and uncertainty due to the COVID-19 pandemic. Due to the Company's decision to cease door-to-door sales in jurisdictions with a "shelter in place" or similar orders and deteriorating economic conditions, we anticipated a reduction in projected account acquisitions. In response to the triggering event, the Company performed a quantitative goodwill impairment test at the Brinks Home Security entity level as we operate as a single reporting unit. The results of the quantitative assessment indicated that the carrying value was in excess of the fair value of the reporting unit, including goodwill, which resulted in a full goodwill impairment charge of $81,943,000 during the nine months ended September 30, 2020. The factors leading to the goodwill impairment are lower projected overall account acquisition in future periods due to the estimated impact of COVID-19 on our account acquisition channels and an increase in the discount rate applied in the discounted cash flow model based on current economic conditions. This resulted in reductions in future cash flows and a lower fair value as calculated under the income approach.

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

Account Growth

We believe that generating account growth at a reasonable cost is essential to scaling our business and generating stakeholder value. We currently generate new accounts through both our Dealer Channel and Direct to Consumer Channel. Our ability to grow new accounts in the future will be impacted by our ability to adjust to changes in consumer buying behavior and increased competition from technology, telecommunications and cable companies. We currently have several initiatives in place to drive profitable account growth, which include:

•enhancing our brand recognition with consumers to create a premium customer experience;
•differentiating and profitably growing our Direct to Consumer Channel under the Brinks Home Security brand through a tight integration between phone and field sales;
•recruiting and retaining high quality dealers into our Authorized Dealer Program;
•assisting new and existing dealers with training and marketing initiatives to increase productivity;
•expanding our third party generated sales channel beyond traditional dealers;
•leveraging bulk acquisition opportunities; and
•offering third-party equipment financing to consumers, which is expected to assist in driving account growth at lower creation costs.

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
•expanding the use and availability of third-party financing, which will drive down net creation costs; and
•leveraging bulk acquisition opportunities with a unique model to acquire accounts at lower multiples.

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

•right sizing the cost structure of the business and leveraging our scale;
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

Accounts Acquired

For the Three Months Ended September 30, 2020

During the three months ended September 30, 2020 and 2019, the Company acquired 17,111 and 21,228 subscriber accounts, respectively, through our Dealer Channel and Direct to Consumer Channel. The decrease in accounts acquired for the three months ended September 30, 2020 is principally due to a year-over-year decline in accounts generated in the Dealer Channel and Direct to Consumer Channel. The decline in the Dealer Channel was primarily due to the Company's election to cease purchasing accounts from two dealers in the fourth quarter of 2019 and restrictions on door-to-door selling and other impacts related to the outbreak of COVID-19 starting in the latter half of March 2020. The decline in the Direct to Consumer Channel production was primarily due to the Company's election to leverage more profitable organic leads. There were no bulk buys during the three months ended September 30, 2020 and 2019.

RMR acquired during the three months ended September 30, 2020 and 2019 was $841,000 and $1,032,000, respectively.

For the Nine Months Ended September 30, 2020

During the nine months ended September 30, 2020 and 2019, the Company acquired 171,306 and 63,974 subscriber accounts, respectively, through our Dealer Channel, Direct to Consumer Channel and bulk buys. The increase in accounts acquired for the nine months ended September 30, 2020 is due to bulk buys of 113,013 accounts in June 2020 and 10,960 accounts in March 2020. There were no bulk buys during the nine months ended September 30, 2019. The increase was partially offset by a year-over-year decline in accounts generated in the Dealer Channel and the Direct to Consumer Channel as noted above.

RMR acquired during the nine months ended September 30, 2020 was $7,187,000, which includes RMR related to bulk buys of $4,866,000. RMR acquired during the nine months ended September 30, 2019 was $3,098,000.

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

The table below presents subscriber data for the twelve months ended September 30, 2020 and 2019:

	Twelve Months Ended September 30,
	2020	2019
Beginning balance of accounts not subject to Earnout Payments	865,848	942,157
Accounts acquired	75,627	84,899
Accounts cancelled	(128,736)	(156,047)
Cancelled accounts guaranteed by dealer and other adjustments (a)	(5,276)	(5,161)
Ending balance of accounts not subject to Earnout Payments	807,463	865,848
Accounts subject to Earnout Payments	107,929	—
Ending balance of accounts	915,392	865,848
Attrition rate - Core Unit (c)	15.4%	17.3%
Attrition rate - Core RMR (b) (c)	17.7%	17.6%

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

The core unit attrition rate for the twelve months ended September 30, 2020 and 2019 was 15.4% and 17.3%, respectively. The core RMR attrition rate for the twelve months ended September 30, 2020 and 2019 was 17.7% and 17.6%, respectively. The decrease in core unit attrition rate for the twelve months ended September 30, 2020 includes the impact of fewer subscribers, as a percentage of the entire base, reaching the end of their initial contract term, continued efforts around "at risk" extensions and customer retention, and the benefit of improved credit quality in our Direct to Consumer Channel. The increase in the core RMR attrition rate for the twelve months ended September 30, 2020 was due to a combination of lower RMR for accounts generated in the Direct to Consumer Channel, as a minimal equipment subsidy is offered, lower production in the Dealer Channel, which typically has higher RMR, and rate reductions relating to our "at risk" retention program. Further, in light of COVID-19, starting in March 2020, we made the decision to defer taking ordinary course rate adjustments to our customer base, which has continued through September 30, 2020.

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

Results of Operations

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

Fresh Start Accounting Adjustments. With the exception of interest and amortization expense, the Company's operating results and key operating performance measures on a consolidated basis were not materially impacted by the reorganization of the Company in August 2019 and the application of fresh start accounting. We believe that certain of our consolidated operating results for the three months ended September 30, 2020 is comparable to certain operating results for the period from July 1, 2019 through August 31, 2019 when combined with our consolidated operating results for the period from September 1, 2019 through September 30, 2019. Accordingly, we believe that discussing the non-GAAP combined results of operations and cash flows of the Predecessor Company and the Successor Company for the three month period ended September 30, 2019 is useful when analyzing certain performance measures.

The following table sets forth selected data from the accompanying condensed consolidated statements of operations and comprehensive income (loss) for the periods indicated (dollar amounts in thousands).

	Successor Company		Successor Company	Predecessor Company
	Three Months Ended September 30,	Non-GAAP Combined Three Months Ended September 30,	Period from September 1, 2019 through September 30,	Period from July 1, 2019 through August 31,
	2020	2019	2019	2019
Net revenue	$130,852	$120,878	$36,289	$84,589
Cost of services	31,383	28,962	8,976	19,986
Selling, general and administrative, including stock-based and long-term incentive compensation	31,572	32,370	11,390	20,980
Amortization of subscriber accounts, deferred contract acquisition costs and other intangible assets	57,240	49,810	17,302	32,508
Interest expense	20,033	34,586	7,474	27,112
(Loss) income before income taxes	(18,447)	674,220	(10,603)	684,823
Income tax expense	717	642	204	438
Net (loss) income	(19,164)	673,578	(10,807)	684,385

Adjusted EBITDA (a)	$68,512	$62,502	$17,144	$45,358
Adjusted EBITDA as a percentage of Net revenue	52.4%	51.7%	47.2%	53.6%

Expensed Subscriber acquisition costs, net
Gross subscriber acquisition costs (b)	$3,102	$8,041	$2,499	$5,542
Revenue associated with subscriber acquisition costs	(1,527)	(1,925)	(534)	(1,391)
Expensed Subscriber acquisition costs, net	$1,575	$6,116	$1,965	$4,151

(a)  See reconciliation of Net income (loss) to Adjusted EBITDA below.
(b)  Gross subscriber acquisition costs for the three months ended September 30, 2019 has been restated from $9,710,000 to $8,041,000 due to allocation adjustments made to align with current period presentation of expensed subscriber acquisition costs. See below for further explanation.

Net revenue.  Net revenue increased $9,974,000, or 8.3%, for the three months ended September 30, 2020, as compared to the corresponding prior year period. The increase in net revenue is primarily attributable to an increase in alarm monitoring revenue of $6,962,000 due to a higher number of average subscribers relating to the Protect America bulk buy and prior year net revenue including the negative impact of a $5,277,000 fair value adjustment that reduced deferred revenue in 2019 upon the Company's emergence from bankruptcy in accordance with ASC 852. Product, installation and service revenue increased $3,289,000, largely due to an increase in field service jobs associated with contract extensions combined with higher revenue per transaction in the Direct to Consumer Channel. Average RMR per subscriber decreased from $45.29 as of September 30, 2019 to $43.74 as of September 30, 2020 due to a lower average RMR of $40.81 for the Protect America bulk buy and an increase in the percentage of customers generated through our Direct to Consumer Channel which typically have lower RMR as a result of lower subsidization of equipment.

Cost of services.  Cost of services increased $2,421,000, or 8.4%, for the three months ended September 30, 2020, as compared to the corresponding prior year period. The increase is primarily attributable to the cost to serve the incremental Protect America customers. The increase is partially offset by a decline in subscriber acquisition costs in our Direct to Consumer Channel. Subscriber acquisition costs, which include expensed equipment and labor costs associated with the creation of new subscribers, decreased to $1,809,000 for the three months ended September 30, 2020, as compared to $2,130,000 for the three months ended September 30, 2019. Cost of services as a percentage of net revenue, excluding the effect of the previously discussed fair value adjustment, increased from 23.0% for the three months ended September 30, 2019 to 24.0% for the three months ended September 30, 2020.

Selling, general and administrative.  Selling, general and administrative costs ("SG&A") decreased $798,000, or 2.5%, for the three months ended September 30, 2020, as compared to the corresponding prior year period. The decrease is attributable to reduced subscriber acquisition costs and consulting fees on integration and implementation of company initiatives. Subscriber acquisition costs included in SG&A decreased to $1,293,000 for the three months ended September 30, 2020, as compared to $5,911,000 for the three months ended September 30, 2019 due to the impact of cost saving measures implemented in the first quarter of 2020. These decreases are partially offset by higher salary expense and professional fees related to the post emergence operating structure of the Company. SG&A as a percentage of net revenue, excluding the effect of the fair value adjustment, decreased from 25.7% for the three months ended September 30, 2019 to 24.1% for the three months ended September 30, 2020.

Amortization of subscriber accounts, deferred contract acquisition costs and other intangible assets.  Amortization of subscriber accounts, deferred contract acquisition costs and other intangible assets increased $7,430,000, or 14.9%, for the three months ended September 30, 2020, as compared to the corresponding prior year period. The increase is due to amortization of the dealer network intangible asset recognized upon the Company's emergence from bankruptcy. Additionally, as part of the fresh start accounting adjustments, the existing subscriber accounts as of August 31, 2019 were stated at fair value and are amortized on the 14-year, 235% double-declining curve. This curve is shorter than the methodology utilized on newly generated subscriber accounts, due to the various aged vintages of the Company's subscriber base at August 31, 2019. The shorter amortization curve results in higher amortization expense per period. Also contributing to the increase is a higher number of subscriber accounts purchased in the last twelve months ended September 30, 2020 primarily due to the accounts acquired from Protect America, as compared to the corresponding prior year period.

Interest expense.  Interest expense decreased $14,553,000, or 42.1%, for the three months ended September 30, 2020, as compared to the corresponding prior year period. The decrease in interest expense is attributable to the Company's decreased outstanding debt balances upon the reorganization, primarily related to the retirement of the Predecessor Company's 9.125% Senior Notes.

Income tax expense.  The Company had pre-tax loss of $18,447,000 and income tax expense of $717,000 for the three months ended September 30, 2020. Income tax expense for the three months ended September 30, 2020 is attributable to the Company's state tax expense incurred from Texas margin tax. The Company had pre-tax income of $674,220,000 and income tax expense of $642,000 for the three months ended September 30, 2019. The driver behind the pre-tax income for the three months ended September 30, 2019 is the gain on restructuring and reorganization of $702,824,000 recognized during the three months ended September 30, 2019, primarily due to gains recognized on the conversion of debt to equity and discounted cash settlement of the Predecessor Company's high yield senior notes in accordance with the Company's bankruptcy Plan. There are no income tax impacts from this gain due to net operating loss carryforwards available for the 2019 tax year. Income tax expense for the three months ended September 30, 2019 is attributable to the Company's state tax expense incurred from Texas margin tax.

Net income (loss). The Company had net loss of $19,164,000 for the three months ended September 30, 2020, as compared to a net income of $673,578,000 for the three months ended September 30, 2019. The decrease in net income (loss) for the three months ended September 30, 2020 is primarily attributable to no gain on restructuring and reorganization incurred in the current year period combined with increased radio conversion costs and amortization expense. These decreases were partially offset by higher revenues and lower interest expense.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

Fresh Start Accounting Adjustments. With the exception of interest and amortization expense, the Company's operating results and key operating performance measures on a consolidated basis were not materially impacted by the reorganization of the Company in August 2019 and the application of fresh start accounting. We believe that certain of our consolidated operating results for the nine months ended September 30, 2020 is comparable to certain operating results for the period from January 1, 2019 through August 31, 2019 when combined with our consolidated operating results for the period from September 1, 2019 through September 30, 2019. Accordingly, we believe that discussing the non-GAAP combined results of operations and cash flows of the Predecessor Company and the Successor Company for the nine month period ended September 30, 2019 is useful when analyzing certain performance measures.

The following table sets forth selected data from the accompanying condensed consolidated statements of operations and comprehensive income (loss) for the periods indicated (dollar amounts in thousands).

	Successor Company		Successor Company	Predecessor Company
	Nine Months Ended September 30,	Non-GAAP Combined Nine Months Ended September 30,	Period from September 1, 2019 through September 30,	Period from January 1, 2019 through August 31,
	2020	2019	2019	2019
Net revenue	$374,235	$378,575	$36,289	342,286
Cost of services	87,017	84,262	8,976	75,286
Selling, general and administrative, including stock-based and long-term incentive compensation	108,566	91,755	11,390	80,365
Amortization of subscriber accounts, deferred contract acquisition costs and other intangible assets	164,889	148,093	17,302	130,791
Interest expense	60,582	112,555	7,474	105,081
(Loss) income before income taxes	(152,884)	589,585	(10,603)	600,188
Income tax expense	1,937	1,979	204	1,775
Net (loss) income	(154,821)	587,606	(10,807)	598,413

Adjusted EBITDA (a)	$191,354	$204,517	$17,144	$187,373
Adjusted EBITDA as a percentage of Net revenue	51.1%	54.0%	47.2%	54.7%

Expensed Subscriber acquisition costs, net
Gross subscriber acquisition costs (b)	$14,693	$22,818	$2,499	$20,319
Revenue associated with subscriber acquisition costs	(4,831)	(6,021)	(534)	(5,487)
Expensed Subscriber acquisition costs, net	$9,862	$16,797	$1,965	$14,832

(a)  See reconciliation of Net income (loss) to Adjusted EBITDA below.
(b)  Gross subscriber acquisition costs for the nine months ended September 30, 2019 has been restated from $27,902,000 to $22,818,000 due to allocation adjustments made to align with current period presentation of expensed subscriber acquisition costs. See below for further explanation.

Net revenue.  Net revenue decreased $4,340,000, or 1.1%, for the nine months ended September 30, 2020, as compared to the corresponding prior year period. The decrease in net revenue is primarily attributable to a decrease in alarm monitoring revenue of $12,531,000 due to a lower average number of subscribers in the first six months of 2020, partially offset by incremental revenue from the Protect America bulk buy. Prior year net revenue also reflects the negative impact of a $5,277,000 fair value adjustment that reduced deferred revenue upon the Company's emergence from bankruptcy in accordance with ASC 852. Product, installation and service revenue increased $9,178,000, largely due to an increase in field service jobs associated with contract extensions combined with higher revenue per transaction in the Direct to Consumer Channel. Average RMR per subscriber decreased from $45.29 as of September 30, 2019 to $43.74 as of September 30, 2020 due to a lower average RMR of $40.81 for the Protect America bulk buy and an increase in the percentage of customers generated through our Direct to Consumer Channel which typically have lower RMR as a result of lower subsidization of equipment.

Cost of services.  Cost of services increased $2,755,000, or 3.3%, for the nine months ended September 30, 2020, as compared to the corresponding prior year period. The increase is primarily attributable to the cost to serve the incremental Protect America customers and an increase in field service jobs associated with contract extensions for our high propensity to churn population. The increase is partially offset by a decline in subscriber acquisition costs in our Direct to Consumer Channel. Subscriber acquisition costs, which include expensed equipment and labor costs associated with the creation of new subscribers, decreased to $5,217,000 for the nine months ended September 30, 2020, as compared to $6,716,000 for the nine months ended September 30, 2019. Cost of services as a percentage of net revenue, excluding the effect of the previously discussed fair value adjustment, increased from 22.0% for the nine months ended September 30, 2019 to 23.3% for the nine months ended September 30, 2020.

Selling, general and administrative.  Selling, general and administrative costs ("SG&A") increased $16,811,000, or 18.3%, for the nine months ended September 30, 2020, as compared to the corresponding prior year period. The increase is partially attributable to higher consulting fees incurred on integration and implementation of company initiatives during the first six months of the year, severance expense related to transitioning executive leadership and higher salary expense and professional fees related to the post emergence operating structure of the Company. Additionally, the Company received a $700,000 insurance settlement in the second quarter of 2020, as compared to $4,800,000 received in the second quarter of 2019. These insurance receivable settlements were related to coverage provided by our insurance carriers in the 2017 class action litigation of alleged violation of telemarketing laws. These increases are partially offset by lower subscriber acquisition costs. Subscriber acquisition costs included in SG&A decreased to $9,476,000 for the nine months ended September 30, 2020, as compared to $16,102,000 for the nine months ended September 30, 2019 due to the impact of cost saving measures implemented in the first quarter of 2020. SG&A as a percentage of net revenue, excluding the effect of the fair value adjustment, increased from 23.9% for the nine months ended September 30, 2019 to 29.0% for the nine months ended September 30, 2020.

Amortization of subscriber accounts, deferred contract acquisition costs and other intangible assets.  Amortization of subscriber accounts, deferred contract acquisition costs and other intangible assets increased $16,796,000, or 11.3%, for the nine months ended September 30, 2020, as compared to the corresponding prior year period. The increase is due to amortization of the dealer network intangible asset recognized upon the Company's emergence from bankruptcy. Additionally, as part of the fresh start accounting adjustments, the existing subscriber accounts as of August 31, 2019 were stated at fair value and are amortized on the 14-year, 235% double-declining curve. This curve is shorter than the methodology utilized on newly generated subscriber accounts, due to the various aged vintages of the Company's subscriber base at August 31, 2019. The shorter amortization curve results in higher amortization expense per period. Also contributing to the increase is a higher number of subscriber accounts purchased in the last twelve months ended September 30, 2020 primarily due to the accounts acquired from Protect America, as compared to the corresponding prior year period.

Interest expense.  Interest expense decreased $51,973,000, or 46.2%, for the nine months ended September 30, 2020, as compared to the corresponding prior year period. The decrease in interest expense is attributable to the Company's decreased outstanding debt balances upon the reorganization, primarily related to the retirement of the Company's 9.125% Senior Notes.

Income tax expense.  The Company had pre-tax loss of $152,884,000 and income tax expense of $1,937,000 for the nine months ended September 30, 2020. Income tax expense for the nine months ended September 30, 2020 is attributable to the Company's state tax expense incurred from Texas margin tax. The Company had pre-tax income of $589,585,000 and income tax expense of $1,979,000 for the nine months ended September 30, 2019. The driver behind the pre-tax income for the nine months ended September 30, 2019 is the gain on restructuring and reorganization of $669,722,000 recognized during the nine months ended September 30, 2019, primarily due to gains recognized on the conversion of debt to equity and discounted cash settlement of the Predecessor Company's high yield senior notes in accordance with the Company's bankruptcy Plan. There are no income tax impacts from this gain due to net operating loss carryforwards available for the 2019 tax year. Income tax expense for the nine months ended September 30, 2019 is attributable to the Company's state tax expense incurred from Texas margin tax.

Net income (loss). The Company had net loss of $154,821,000 for the nine months ended September 30, 2020, as compared to net income of $587,606,000 for the nine months ended September 30, 2019. The decrease in net income (loss) for the nine months ended September 30, 2020 are primarily attributable to no gain on restructuring and reorganization incurred in the current year period and a goodwill impairment charge recorded of $81,943,000 combined with a decline in net revenue and increases in operating expenses as discussed above. Also impacting net loss for the nine months ended September 30, 2020 were increased radio conversion costs.

Adjusted EBITDA

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

The following table provide a reconciliation of Net loss to total Adjusted EBITDA for the periods indicated (amounts in thousands):

	Successor Company		Successor Company	Predecessor Company
	Three Months Ended September 30,	Non-GAAP Combined Three Months Ended September 30,	Period from September 1, 2019 through September 30,	Period from July 1, 2019 through August 31,
	2020	2019	2019	2019
Net (loss) income	$(19,164)	$673,578	$(10,807)	$684,385
Amortization of subscriber accounts, deferred contract acquisition costs and other intangible assets	57,240	49,810	17,302	32,508
Depreciation	3,459	1,998	925	1,073
Radio conversion costs	5,612	1,756	825	931
Stock-based compensation	—	266	—	266
Long-term incentive compensation	2	107	67	40
Severance expense (a)	47	—	—	—
Integration / implementation of company initiatives	566	2,583	1,154	1,429
Gain on restructuring and reorganization, net	—	(702,824)	—	(702,824)
Interest expense	20,033	34,586	7,474	27,112
Income tax expense	717	642	204	438
Adjusted EBITDA	$68,512	$62,502	$17,144	$45,358

(a)  Severance expense related to transitioning executive leadership in 2020.

Adjusted EBITDA increased $6,010,000, or 9.6%, for the three months ended September 30, 2020, as compared to the corresponding prior year period.  The increase for the three months ended September 30, 2020 is attributable to the negative impact of the $5,277,000 fair value adjustment for deferred revenue recognized during the three months ended September 30, 2019 and decreases in expensed subscriber acquisition costs. These increases were partially offset by increases in post-bankruptcy emergence salary and professional fees expenses that were curtailed in the third quarter of 2019 due to the bankruptcy proceedings.

Expensed Subscriber acquisition costs, net.  Subscriber acquisition costs, net, decreased to $1,575,000 for the three months ended September 30, 2020, as compared to $6,116,000 for the three months ended September 30, 2019. Expensed subscriber acquisition costs, net, for the three months ended September 30, 2019 was restated from $7,785,000 to $6,116,000 to be comparable with how acquisition costs were allocated for the three months ended September 30, 2020. The change in subscriber acquisition cost allocation was done to better align us with how peer companies in the industry present subscriber acquisition costs. This change had no impact on the unaudited condensed consolidated statements of operations and comprehensive income (loss) because it is an allocation of expenses within each of Cost of services and Selling, general and administrative. The decrease in subscriber acquisition costs, net is primarily attributable to the impact of cost saving measures implemented in the first quarter of 2020.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

The following table provide a reconciliation of Net loss to total Adjusted EBITDA for the periods indicated (amounts in thousands):

	Successor Company		Successor Company	Predecessor Company
	Nine Months Ended September 30,	Non-GAAP Combined Nine Months Ended September 30,	Period from September 1, 2019 through September 30,	Period from January 1, 2019 through August 31,
	2020	2019	2019	2019
Net (loss) income	$(154,821)	$587,606	$(10,807)	$598,413
Amortization of subscriber accounts, deferred contract acquisition costs and other intangible assets	164,889	148,093	17,302	130,791
Depreciation	10,019	8,273	925	7,348
Radio conversion costs	14,103	1,756	825	931
Stock-based compensation	—	42	—	42
Long-term incentive compensation	403	657	67	590
LiveWatch acquisition contingent bonus charges	—	63	—	63
Legal settlement reserve (related insurance recovery)	(700)	(4,800)	—	(4,800)
Severance expense (a)	4,289	—	—	—
Integration / implementation of company initiatives	8,710	5,997	1,154	4,843
Goodwill impairment	81,943	—	—	—
Gain on restructuring and reorganization, net	—	(669,722)	—	(669,722)
Interest expense	60,582	112,555	7,474	105,081
Realized and unrealized loss, net on derivative financial instruments	—	6,804	—	6,804
Refinancing expense	—	5,214	—	5,214
Income tax expense	1,937	1,979	204	1,775
Adjusted EBITDA	$191,354	$204,517	$17,144	$187,373

(a)  Severance expense related to transitioning executive leadership in 2020.

Adjusted EBITDA decreased $13,163,000, or 6.4%, for the nine months ended September 30, 2020, as compared to the corresponding prior year period.  The decrease for the nine months ended September 30, 2020 is attributable to lower net revenues due to a lower average number of subscribers in the first six months of 2020, increases in post-bankruptcy emergence salary and professional fees expenses that were curtailed for much of 2019 due to the bankruptcy proceedings and an increase in field service jobs associated with contract extensions for our high propensity to churn population. These decreases were offset by decreases in our expensed subscriber acquisition costs.

Expensed Subscriber acquisition costs, net.  Subscriber acquisition costs, net, decreased to $9,862,000 for the nine months ended September 30, 2020, as compared to $16,797,000 for the nine months ended September 30, 2019. Expensed subscriber acquisition costs, net, for the nine months ended September 30, 2019 was restated from $21,881,000 to $16,797,000 to be comparable with how acquisition costs were allocated for the nine months ended September 30, 2020. The change in subscriber acquisition cost allocation was done to better align us with how peer companies in the industry present subscriber acquisition costs. This change had no impact on the unaudited condensed consolidated statements of operations and comprehensive income (loss) because it is an allocation of expenses within each of Cost of services and Selling, general and administrative. The decrease in subscriber acquisition costs, net is primarily attributable to the impact of cost saving measures implemented in the first quarter of 2020 as well as lower production volume in the Company's Direct to Consumer Channel year over year.

Liquidity and Capital Resources

As of September 30, 2020, we had $12,759,000 of cash and cash equivalents.  Our primary sources of funds is our cash flows from operating activities which are generated from alarm monitoring and related service revenues.  During the nine months ended September 30, 2020 and 2019, our cash flow from operating activities was $92,397,000 and $92,948,000, respectively.  The primary drivers of our cash flow from operating activities are the fluctuations in revenues and operating expenses as discussed in "Results of Operations" above.  In addition, our cash flow from operating activities may be significantly impacted by changes in working capital.

During the nine months ended September 30, 2020 and 2019, we used cash of $84,253,000 and $91,826,000, respectively, to fund subscriber account acquisitions, net of holdback and guarantee obligations.  In addition, during the nine months ended September 30, 2020 and 2019, we used cash of $10,530,000 and $8,223,000, respectively, to fund our capital expenditures.

Our existing long-term debt at September 30, 2020 includes the aggregate principal balance of $987,775,000 under the Takeback Loan Facility, Term Loan Facility and the Revolving Credit Facility.  The Takeback Loan Facility has an outstanding principal balance of $814,275,000 as of September 30, 2020 and requires principal payments of $2,056,250 per quarter, with the remaining amount becoming due on March 29, 2024.  The Term Loan Facility has an outstanding principal balance of $150,000,000 as of September 30, 2020. The Revolving Credit Facility has an outstanding balance of $23,500,000 as of September 30, 2020. We also had $600,000 available under a standby letter of credit issued as of September 30, 2020. The maturity date of the loans made under the Term Loan Facility and the Revolving Credit Facility is July 3, 2024, subject to a springing maturity of March 29, 2024, or earlier, depending on any repayment, refinancing or changes in the maturity date of the Takeback Loan Facility.

The Asset Purchase Agreement with Protect America provides for 50 monthly Earnout Payments consisting of a portion of the revenue attributable to the Accounts, subject to adjustment for Accounts that are no longer active. The estimated liability for the remaining Earnout Payments as of September 30, 2020 is approximately $84,799,000.

Radio Conversion Costs
Certain cellular carriers of 3G and CDMA cellular networks have announced that they will be retiring these networks between February and December of 2022. As of September 30, 2020, we have approximately 356,000 subscribers with 3G or CDMA equipment which may have to be upgraded as a result of these retirements. Additionally, our cellular provider has informed us that a certain 2G cellular network carrier has extended their sunset of its 2G cellular network until December 31, 2022. As of September 30, 2020, we have approximately 14,000 subscribers with 2G cellular equipment which may have to be upgraded as a result of this retirement. The remaining subscribers with 3G or 2G equipment include approximately 50,000 subscribers acquired from Protect America. While we are in the early phase of offering equipment upgrades to our 3G and 2G population, we currently estimate that the total cost of converting our 3G and 2G subscribers, including those acquired from Protect America, will be between $80,000,000 and $90,000,000. For the three and nine months ended September 30, 2020, the Company incurred radio conversion costs of $5,612,000 and $14,103,000, respectively. Cumulative through September 30, 2020, we have spent approximately $18,299,000 on 3G and 2G conversions. Total costs for the conversion of such customers are subject to numerous variables, including our ability to work with our partners and subscribers on cost sharing initiatives, and the costs that we actually incur could be materially higher than our current estimates.

Liquidity Outlook

In considering our liquidity requirements for the next twelve months, we evaluated our known future commitments and obligations.  We will require the availability of funds to finance our strategy to grow through the acquisition of subscriber accounts through our Dealer and Direct to Consumer Channels or potential bulk buy opportunities, as well as completing our payment obligations under the Protect America earnout liability.  We considered our expected operating cash flows as well as the borrowing capacity of our Revolving Credit Facility, under which we could borrow an additional $120,900,000 as of September 30, 2020, subject to certain financial covenants. Based on this analysis, we expect that cash on hand, cash flow generated from operations and available borrowings under the Revolving Credit Facility will provide sufficient liquidity for the next twelve months, given our anticipated current and future requirements.

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

Tabular Presentation of Interest Rate Risk

The table below provides information about our outstanding debt obligations that are sensitive to changes in interest rates. Debt amounts represent principal payments by maturity date as of September 30, 2020.

Year of Maturity	Variable Rate Debt
Remainder of 2020	$2,056
2021	8,225
2022	8,225
2023	8,225
2024	961,044
2025	—
Thereafter	—
Total	$987,775

Item 4.  Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and chief financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, and in light of the insufficient time to evaluate the remediation efforts completed to date for the material weakness discussed in our Annual Report on Form 10-K for the year ended December 31, 2019, the Executives concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2020 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in the Company’s internal controls over financial reporting that occurred during the three and nine months ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, its internal controls over financial reporting. We continue to monitor the effectiveness of our internal control over financial reporting in the areas affected by the material weakness described in our Annual Report on Form 10-K for the year ended December 31, 2019, and we have and will continue to perform additional procedures, including the use of manual mitigating control procedures and employing any additional tools and resources deemed necessary, to ensure that our condensed consolidated financial statements are fairly stated in all material respects.

PART II - OTHER INFORMATION

Item 1A.  Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 and Part II, Item 1A of our Quarterly report on Form 10-Q for the quarter ended June 30, 2020.

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
10.1
Monitronics International, Inc. 2020 Incentive Award Plan, dated July 29, 2020 (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 filed with the SEC on July 29, 2020).

10.2
Form of Time-Based Restricted Stock Unit Award Agreement under Monitronics International, Inc. 2020 Incentive Award Plan (incorporated by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 filed with the SEC on July 29, 2020).

10.3
Form of Performance-Based Restricted Stock Unit Award Agreement under Monitronics International, Inc. 2020 Incentive Award Plan (incorporated by reference to Exhibit 99.3 to the Registrant’s Registration Statement on Form S-8 filed with the SEC on July 29, 2020).

10.4
Employment Agreement, dated October 17, 2020, by and between William Niles and Monitronics International, Inc. (incorporated by reference to Exhibit 10.1 to Monitronics’ Current Report on Form 8-K filed with the SEC on October 22, 2020).

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

MONITRONICS INTERNATIONAL, INC.

Date:	November 13, 2020	By:	/s/ William E. Niles
William E. Niles
Chief Executive Officer (principal executive officer)

Date:	November 13, 2020	By:	/s/ Fred A. Graffam
Fred A. Graffam
Chief Financial Officer, Executive Vice President and Assistant Secretary (principal financial and accounting officer)