Form 10-K
period 2020-12-31
MONITRONICS INTERNATIONAL INC
filed 2021-03-19
CIK 1265107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

FORM 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in ` Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☒ No ☐
The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2020 was $22.6 million. This amount is based on the sale price of a share of the registrant’s common stock reported by OTC Bulletin Board on that date.
The number of outstanding shares of Monitronics International, Inc.'s common stock as of March 18, 2021 was 22,500,000 shares.

MONITRONICS INTERNATIONAL, INC.
2020 ANNUAL REPORT ON FORM 10-K

PART I

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, marketing and operating strategies, new service offerings, the availability of debt refinancing, obtaining or maintaining any requested waiver of forbearance with respect to the Credit Facility and Senior Notes (each as defined below), the ability of our Company to continue as a going concern, potential restructurings and strategic transactions, financial prospects and anticipated sources and uses of capital. In particular, statements under Item 1. "Business," Item 1A. "Risk Factors", Item 2. "Properties," Item 3. "Legal Proceedings," Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" contain forward-looking statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

•business or economic disruptions or global health concerns may materially and adversely affect our business, financial condition, future results and cash flow;
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
•our ability to acquire and integrate additional accounts, including competition for dealers with other alarm monitoring companies which could cause an increase in expected costs of acquiring an account ("Subscriber Acquisition Costs");
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

ITEM 1.   BUSINESS

Monitronics International, Inc. and its subsidiaries (collectively, "Monitronics" or the "Company", doing business as "Brinks Home SecurityTM") provides residential customers and commercial client accounts with monitored home and business security systems, as well as multiple home automation, life safety and advanced security options, in the United States, Canada and Puerto Rico. Our principal executive office is located at 1990 Wittington Place, Farmers Branch, Texas, telephone number (972) 243-7443. We were wholly-owned subsidiaries of Ascent Capital Group, Inc. ("Ascent Capital") until August 30, 2019.

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

Recent Events

De-Registration under the Exchange Act

The Company’s Board has determined that due to the significant costs of operating as a public reporting company, the substantial time that being a public reporting company required of our management team and the availability of an option to suspend our public reporting obligations in accordance with SEC rules, we determined that it would be in the best interest of our stockholders and our company to file a Form 15 with the SEC to suspend our public reporting filing responsibilities. Once we file the Form 15, our obligation to file reports and other information under the Exchange Act, such as Forms 10-K, 10-Q and 8-K, will be immediately suspended. This will result in less information about the Company being available to stockholders and investors immediately following the filing of the Form 15 and may negatively affect the liquidity, trading volume and trading price of our common stock. It is expected that the deregistration of our common stock under the Exchange Act will become effective ninety (90) days after the date on which the Form 15 is filed. Following the de-registration, our common stock will be quoted on the OTC Pink Open Market (the “Pink Sheets”), a centralized electronic quotation service for over-the-counter securities, so long as market makers demonstrate an interest in trading in our common stock. However, we can give no assurance that trading in our common stock will continue on the Pink Sheets or any other securities exchange or quotation medium.

Select Security Transaction

On December 23, 2020, the Company completed a transaction (the "Select Security Transaction") to acquire approximately 32,000 residential and small business and 8,000 large commercial alarm monitoring contracts from Kourt Security Partners, LLC, doing business as Select Security (the "Seller"). The Company will take ownership of the alarm monitoring contracts through an earnout structure that includes a $10,914,000 upfront payment and a 50-month earnout period (the "Earnout Period"). Per the terms of the Select Security Transaction, the Seller transferred title of the monitoring contracts and other certain business assets to GS Security Alarm LLC ("GSSA"). GSSA is a bankruptcy-remote special purpose vehicle designed only to transact the sale of subscriber accounts and related assets to the Company. The Company was significantly involved in the design of GSSA; however, the Company does not own any equity interest in GSSA. GSSA transferred the specified business assets to the Company immediately after close as well as a certain subset of the monitoring contracts. Title to the remaining monitoring contracts will transfer from GSSA to the Company during the Earnout Period with title to all of the monitoring contracts transferred by month 50. The Company also signed a monitoring services agreement with GSSA that establishes the Company as the sole and exclusive service provider for all of the subscriber accounts regardless of legal ownership during the 50-month period. The Company is retaining the majority of the Seller's Commercial Sales, Field Technicians and Customer Service employees, as well as certain office locations. For 90 days after the close, the Seller will provide transition services to the Company.

Protect America Transaction

On June 17, 2020, the Company acquired title to over 110,000 contracts for the provision of alarm monitoring and related services (the "Accounts") as well as the related accounts receivable, intellectual property and equipment inventory of Protect America, Inc. The Company paid approximately $16,600,000 at closing and will make 50 subsequent monthly payments consisting of a portion of the revenue attributable to the Accounts, subject to adjustment for Accounts that are no longer active ("Earnout Payments" will here to be defined as contingent payments to acquire subscriber accounts under the Select Security and Protect America transactions).

* * * * *

Narrative Description of Business

We are one of the largest security alarm monitoring companies in North America, with customers under contract in all 50 states, the District of Columbia, Puerto Rico and Canada. We offer:
•monitoring services for alarm signals arising from burglaries, fires, medical alerts and other events through security systems at our customers' premises;
•a comprehensive platform of home automation and life safety services, including, among other things, remote activation and control of security systems, support for video monitoring, flood sensors, automated garage door and door lock capabilities and thermostat integration;
•hands-free two-way interactive voice communication between our monitoring center and our customers; and
•customer service and technical support related to home monitoring systems and home automation services.

Our business model consists of two principal sales channels with customers sourced through our Network Sales Channel, which includes our authorized dealer network, and our Direct to Consumer Channel, which sources customers through direct-to-consumer advertising primarily through internet, print and partnership program marketing activities. From time to time, we also acquire new customers through negotiated bulk account acquisitions. Additionally, with the recent completion of the Select Security Transaction, the Company anticipates leveraging and growing the Select Security large commercial business.

Our Network Sales Channel is made up of our authorized dealer program and a growing authorized representative program. The authorized dealer program, which we consider exclusive based on our right of first refusal with respect to any accounts generated by such dealers, is our largest source of customers, representing 78% of gross additional customers during the year ended December 31, 2020, when excluding negotiated bulk account acquisitions in the period. Similarly, the authorized representative program outsources the sales and installation of our security offerings to a third party contractor sales team, but the Company retains the contractual relationship with the customer from the onset. Outsourcing a portion of the low margin, high fixed-cost elements of our business to a large network of dealers and representatives allows flexibility in managing our cost structure.

Our Direct to Consumer Channel is an important element of our channel diversity strategy. Our Direct to Consumer Channel accounted for 22% of our gross additional customers during the year ended December 31, 2020, when excluding negotiated bulk account acquisitions in the period. Our Direct to Consumer Channel provides customers with both a DIY installation option and a professional installation option. While our future strategy will be more focused on professional installation, our DIY offering provides an asset-light, geographically-unconstrained product. In contrast to our Network Sales Channel with local market presence, our Direct to Consumer Channel generates accounts through leads from direct response marketing and partnerships with direct marketing and other subscription based businesses. Additionally, the Company has been developing an employee based Field Sales team and has successfully launched in several major geographical areas.

We generate nearly all of our revenue from fees charged to customers (or "subscribers") under alarm monitoring agreements ("AMAs"), which include access to home automation, life safety and advanced security features for additional fees. During the year ended December 31, 2020, 98% of new customers purchased at least one of our these services alongside traditional security monitoring services. As of December 31, 2020, we had 933,620 subscribers generating $41,500,000 of Recurring Monthly Revenue ("RMR").

We generate incremental revenue through product and installation sales or by providing additional services, such as maintenance and wholesale contract monitoring. Contract monitoring includes fees charged to other security alarm companies for monitoring their accounts on a wholesale basis. As of December 31, 2020, we provided wholesale monitoring services for approximately 48,000 accounts. The incremental revenue streams do not represent a significant portion of our overall revenue.

Network Sales Channel

Our Network Sales Channel consists of 185 independent dealers and approximately 55 authorized representatives. Independent authorized dealers are typically small businesses that sell and install alarm systems. Authorized dealers generally do not retain the AMAs due to the scale and large upfront investment required to build and efficiently operate monitoring stations and the related infrastructure. Authorized dealers typically sell the AMAs to third parties and outsource the monitoring function for any AMAs they retain. Authorized representatives are generally individual sales consultants or a small teams of sales consultants that conduct their own sales and marketing efforts to contract the Company for both the sales and installation of equipment and the ongoing AMA with subscribers directly.

The initial contract term for subscribers generated by the Network Sales Channel are three to five years, with automatic renewals annually or on a month-to-month basis depending on state and local regulations. We have the ability to monitor signals from a significant majority of residential security systems.

We generally enter into exclusive contracts with authorized dealers and representatives that typically have initial terms ranging between one and five years, with renewal terms thereafter. In order to maximize revenue and geographic diversification, we partner with dealers and representatives from throughout the U.S. We believe our ability to maximize return on invested capital is largely dependent on the quality of our dealers and representatives and the accounts acquired. Rigorous underwriting standards are applied to, and a detailed review is conducted of, each AMA to be acquired.

We generally acquire each new AMA at a cost based on a multiple of the account's RMR. Authorized dealer contracts generally provide that if an acquired AMA is terminated within the first 12 months, the dealer must replace the AMA or refund the AMA purchase price. To secure the dealer's obligation, we typically retain a percentage of the AMA purchase price.

Network Development

We remain focused on expanding our network of independent authorized dealers and representatives. To do so, we have established programs that provides participants with a variety of support services to assist them as they grow their businesses. Authorized dealers are encouraged to use the Brinks Home Security brand name in their sales and marketing activities and on the products they sell and install. Authorized representatives are required to use the Brinks Home Security brand name in their sales and marketing activities. Authorized dealers and representatives benefit from their affiliation with us and our national reputation for high customer satisfaction, as well as the support they receive from us.

We offer our authorized dealers and representatives a marketing support program that is focused on developing professionally designed sales and marketing materials that will help market alarm systems and monitoring services with maximum effectiveness. All materials provided focus on the Brinks Home Security brand and our role as the single source of support for the customer. We believe that the use of our brand to promote affiliation with one of the nation's largest alarm monitoring companies boosts the dealers' and representatives' credibility and reputation in their local markets and also assists in supporting their sales success.

We also make available sales, business and technical training, sales literature, co-branded marketing materials, sales leads and management support to our authorized dealers and representatives.  In most cases, these services and cost savings would not be available to security alarm dealers and representatives on an individual basis.

We employ a team of individuals to promote our Network Sales programs and find account acquisition opportunities. We target independent alarm dealers and sales representatives across the U.S. that can benefit from our program services and can generate high quality monitoring customers for us. We use a variety of marketing techniques to promote our programs and related services. These activities include direct mail, trade magazine advertising, trade shows, internet web site marketing, publicity and telemarketing.

Direct to Consumer Channel

Through the Direct to Consumer Channel, we offer professionally installed or DIY home security and automation solutions coupled with alarm monitoring security services. The Direct to Consumer Channel obtains subscribers through a trained inside sales phone operation, our developing employee Field Sales teams, e-commerce online sales and partnership programs with marketing or other subscription based businesses. We sell the equipment and installation services, if applicable, to new customers with a monthly rate for monitoring and home automation services. Further, we offer third party financing to qualifying customers for the up-front equipment and installation charges. Contract terms for AMAs originated through the

Direct to Consumer Channel can vary depending on packages selected, with the current standard offering being a three year contract.

When a customer initiates and completes the sales process to obtain alarm monitoring services, including signing an AMA, we pre-configure the alarm monitoring system based on the customer's specifications, then package and ship the equipment directly to the customer. The customer has the option to self-install the equipment or have a professional installation. The customer activates the monitoring service with our central station over the phone. With the development of our Field Sales teams, launched in several geographical areas in 2020, customers can have personalized in-home appointments to walk through all available options for security, home automation and life safety services, with professional installation occurring at the appointment or shortly thereafter.

Negotiated Bulk Account Acquisitions

In addition to the development of our primary channels, we periodically acquire alarm monitoring accounts from other alarm companies in bulk on a negotiated basis. Our management has extensive experience in identifying potential opportunities, negotiating account acquisitions and performing thorough due diligence, which helps facilitate execution of new acquisitions in a timely manner. The Company completed three separate large bulk acquisitions in 2020, two of which were completed using a unique earnout structure model which improves creation cost metrics and shares attrition risk with the seller.

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

We have a back-up facility in Dallas, Texas that is capable of supporting monitoring and certain customer service operations in the event of a disruption at our primary alarm monitoring and customer care center. In addition, due to the impacts of COVID-19, we also have enacted measures to enable our call center operators to operate from home

Our telephone systems utilize high-capacity, high-quality, digital circuits backed up by conventional telephone lines. When an alarm signal is received at the monitoring facility, it is routed to an operator. At the same time, information concerning the subscriber whose alarm has been activated and the nature and location of the alarm signal is delivered to the operator's computer terminal. The operator is then responsible for following standard procedures to contact the subscriber or take other appropriate action, including, if the situation requires, contacting local emergency service providers. We never dispatch our own personnel to the subscriber's premises in response to an alarm event. If a subscriber lives in an area where the emergency service provider will not respond without verification of an actual emergency, we will contract with an independent third party responder if available in that area.

Interactive and advance security features, home automation and life safety services are contracted with and provided by various third party technology companies to the subscriber.

We seek to increase subscriber satisfaction and retention by carefully managing customer and technical service. The customer care center handles all general inquiries from all subscribers, including those related to subscriber information changes, basic alarm troubleshooting, alarm verification, technical service requests and requests to enhance existing services. We have a proprietary centralized information system that enables us to satisfy a substantial amount of subscriber technical inquiries over the telephone, without dispatching a service technician. If the customer requires field service, we rely on our nationwide network of independent service dealers and over 130 employee field service technicians to provide such service. We closely monitor service dealer performance with customer satisfaction forms, follow-up quality assurance calls and other performance metrics. In 2020, we dispatched approximately 200 independent service dealers around the country to handle our field service.

Customers

We believe that our subscriber acquisition process, which includes both clearly defined customer account standards and a comprehensive due diligence process focusing on both the authorized dealer and representative programs and the AMAs to be acquired, contributes significantly to the high quality of our subscriber base. For each of the last five calendar years, the average credit score associated with AMAs that were acquired was 710 or higher on the FICO scale.

Substantially all of our subscribers are residential homeowners or small business commercial accounts, and the remainder are large commercial accounts that were acquired in the Select Security Transaction. In the residential sector, we focus our efforts on obtaining customers that are residential homeowners, rather than renters, which we believe can reduce attrition, because homeowners relocate less frequently than renters.

Intellectual Property

Pursuant to the terms of the Brink's License Agreement, Monitronics has exclusive use of the Brinks and Brinks Home Security trademarks related to the residential smart home and home security categories in the U.S. and Canada. The Brink's License Agreement provides for an initial term of seven years and, subject to certain conditions, allows for subsequent renewal periods whereby Monitronics can extend the agreement beyond 20 years. We also own certain proprietary software applications that are used to provide services to our dealers and subscribers, including various trademarks and patents. Other than as mentioned above, we do not hold any patents or other intellectual property rights on our proprietary software applications.

Strategy

Our strategy is centered around the tagline of "creating profitable accounts, at scale and holding for life." We believe that by ensuring that all initiatives drive toward this mantra, we will maximize return on invested capital. We aim to achieve best in class customer engagement by delivering premium and innovative smart home security solutions. The go to market strategy is grounded on attracting a loyal persona that has high ability and willingness to pay, demands expert support and ideally prefers professional installation along with lifetime excellence in support and timely service. For detailed discussion of specific strategic initiatives, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

For a description of the risks associated with the Company's strategies, and with the Company's business in general, see "ITEM 1A. RISK FACTORS."

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

Industry; Competition

The security alarm industry is highly competitive and has become more complex with consumer demand for smart home integration. Our competitors include other major security alarm companies with nationwide coverage, numerous smaller providers with regional or local coverage and certain large multi-service organizations that operate in multiple industries, including the technology, telecommunications and cable businesses. Our significant competitors for obtaining subscriber AMAs include:

•ADT, Inc. ("ADT");
•Vivint Smart Home, Inc.;
•Comcast Corporation;
•SimpliSafe, Inc.; and
•Ring LLC.

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

•ADT;
•Guardian Protection Services, Inc.; and
•Vector Security, Inc.

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
•requiring additional verification of intrusion alarms by calling two different phone numbers prior to dispatch ("Enhanced Call Verification"); and
•requiring visual verification of an actual emergency at the premises before the police will respond to an alarm signal.

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

Employees

As of December 31, 2020, we had over 1,280 full-time employees and 6 part-time employees, all of which are located in the U.S.

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

A significant element of our business strategy is the generation of new customer accounts through our Network Sales Channel, which accounts for a substantial portion of our new customer accounts. Our future operating results will depend in large part on our ability to manage our generation strategies effectively. Although we currently generate accounts through hundreds of authorized dealers, a significant portion of our accounts originate from a smaller number of dealers. We experience a loss of dealers from our dealer network due to various factors, such as dealers becoming inactive or discontinuing their alarm monitoring business and competition from other alarm monitoring companies. If we experience a loss of dealers representing a significant portion of our account generation engine or if we are unable to replace or recruit dealers in accordance with our business plans, our business, financial condition and results of operations could be materially and adversely affected.

In recent years, our acquisition of new customer accounts through our Network Sales Channel has been negatively impacted due to the attrition of large dealers, efforts to acquire new accounts from dealers at lower purchase prices, consumer buying behaviors, including trends of buying security products through online sources and increased competition from technology, telecommunications and cable companies in the market. We are increasingly reliant on our Direct to Consumer Channel and strategic relationships with third parties to counter-balance this declining account generation through our dealers. If we are unable to generate sufficient accounts through our Direct to Consumer Channel and strategic relationships to replace declining new accounts through dealers, our business, financial condition and results of operations could be materially and adversely affected.

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

A significant amount of our revenues are derived from the recurring monthly revenue due from subscribers under the AMAs. Therefore, we are dependent on the ability and willingness of subscribers to pay amounts due under the AMAs on a monthly basis in a timely manner. Although subscribers are contractually obligated to pay amounts due under an AMA and are generally prohibited from canceling the AMA for the initial term of the AMA, subscribers' payment obligations are unsecured, which could impair our ability to collect any unpaid amounts from our subscribers. To the extent payment defaults by subscribers under the AMAs are greater than anticipated, our business and results of operations could be materially and adversely affected.

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

Certain cellular carriers of 3G and CDMA cellular networks have announced that they will be retiring these networks between February and December of 2022. As of December 31, 2020, we have approximately 328,000 subscribers with 3G or CDMA equipment which may have to be upgraded as a result of these retirements. Additionally, our cellular provider has informed us that a certain 2G cellular network carrier has extended their sunset of its 2G cellular network until December 31, 2022. As of December 31, 2020, we have approximately 10,000 subscribers with 2G cellular equipment which may have to be upgraded as a result of this retirement. The remaining subscribers with 3G or 2G equipment include approximately 60,000 subscribers acquired from Protect America and Select Security. We currently estimate that the total cost of converting our 3G and 2G subscribers, including those acquired from Protect America and Select Security, will be between $80,000,000 and $90,000,000. For the year ended December 31, 2020, the Company incurred radio conversion costs of $21,433,000. Cumulative through December 31, 2020, we have spent approximately $25,629,000 on 3G and 2G conversions. For the year ended December 31, 2020, the Company incurred radio conversion costs of $21,433,000. Total costs for the conversion of such customers are subject to numerous variables, including our ability to work with our partners and subscribers on cost sharing initiatives, and the costs that we actually incur could be materially higher than our current estimates. If we are unable to adapt timely to changing technologies, market conditions, customer preferences, or convert a substantial portion of our current 2G, 3G and CDMA subscribers before the retirement of these networks, our business, financial condition, results of operations and cash flows could be materially and adversely affected. See also "Shifts in customer choice of, or telecommunications providers' support for, telecommunications services and equipment could adversely impact our business and require significant capital expenditures" below.

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

The security alarm monitoring industry is highly competitive and fragmented. As of December 31, 2020, we were one of the largest alarm monitoring companies in the U.S. when measured by the total number of subscribers under contract. We face competition from other alarm monitoring companies, including companies that have more capital and that may offer higher prices and more favorable terms to dealers for AMAs or charge lower prices to customers for monitoring services. We also face competition from a significant number of small regional competitors that concentrate their capital and other resources in targeting local markets and forming new marketing channels that may displace the existing alarm system dealer channels for acquiring AMAs. Further, we are facing competition from telecommunications, cable and technology companies who bundle their existing offerings with monitored security services. The existing access to and relationship with subscribers that these companies have could give them a substantial advantage over us, especially if they are able to offer subscribers a lower price by bundling these services. Any of these forms of competition could reduce the acquisition opportunities available to us, thus slowing our rate of growth, or requiring us to increase the price paid for subscriber accounts, thus reducing our return on investment and negatively impacting our revenues and results of operations.

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
In December 2019, an outbreak of a novel strain of coronavirus ("COVID-19") originated in Wuhan, China and has now been detected globally on a widespread basis, including in the United States. As of December 31, 2020, efforts to contain COVID-19 have not succeeded in many regions, and the global pandemic remains ongoing. The COVID-19 pandemic has disrupted our operations and will affect our business, including as a result of governmental authorities imposing, stay-at-home orders, shelter-in-place orders, quarantines, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19. Preventative and protective actions that public health officials, governments or the Company have taken with respect to COVID-19 have and will continue to adversely impact our business, suppliers, distribution channels, and customers, including business shutdowns or disruptions for an indefinite period of time, reduced operations, reduced ability to supply products and reduced ability to service a customer’s home to service or to install a new system. For instance, in jurisdictions where local or state governments have implemented a “shelter in place” or similar order, we have instructed our dealers to cease doing door-to-door sales until such measures are lifted.
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

Even as economic conditions may improve in the United States as a whole, this improvement may not occur or further deterioration may occur in the regions where our subscribers are more heavily concentrated such as, Texas, California, Florida and Arizona which, in the aggregate, comprise approximately 39% of our subscribers as of December 31, 2020. Further, certain of these regions are more prone to natural disasters, such as hurricanes, floods or earthquakes. Although we have a geographically diverse subscriber base, adverse conditions in one or more states where our business is more heavily concentrated could have a significant adverse effect on our business, financial condition and results of operations.

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

We may seek opportunities to grow free cash flow through strategic acquisitions, which may include leveraged acquisitions. However, there can be no assurance that we will be able to invest our capital in acquisitions that are accretive to free cash flow which could negatively impact our growth. Our ability to consummate such acquisitions may be negatively impacted by various factors, including among other things:

•failure to identify attractive acquisition candidates on acceptable terms;
•competition from other bidders;
•inability to raise any required financing; and
•antitrust or other regulatory restrictions, including any requirements that may be imposed by government agencies as a condition to any required regulatory approval.

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

We may be subject to litigation in the future with respect to the Merger, which could be time consuming and divert the resources and attention of our management.

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

We have a significant amount of indebtedness. Our indebtedness includes a takeback term loan facility (the "Takeback Loan Facility") with an outstanding principal balance of $812,219,000 as of December 31, 2020, a term loan facility (the "Term Loan Facility") with an outstanding principal balance of $150,000,000 as of December 31, 2020, and a revolving credit facility (the "Revolving Credit Facility," and together with the Takeback Loan Facility and Term Loan Facility, the "Credit Facilities") with an outstanding balance of $17,000,000 as of December 31, 2020. That substantial indebtedness, combined with our other financial obligations and contractual commitments, could have important consequences to us. For example, it could:

•make it more difficult for us to satisfy our obligations with respect to our existing and future indebtedness, and any failure to comply with the obligations under any of the agreements governing our indebtedness could result in an event of default under such agreements;
•require us to dedicate a substantial portion of any cash flow from operations (which also constitutes substantially all of our cash flow) to the payment of interest and principal due under our indebtedness, which will reduce funds available to fund future subscriber account acquisitions, working capital, capital expenditures and other general corporate requirements;
•increase our vulnerability to general adverse economic and industry conditions;
•limit our flexibility in planning for, or reacting to, changes in our business and the markets in which we operate;
•limit our ability to obtain additional financing required to fund future subscriber account acquisitions, working capital, capital expenditures and other general corporate requirements;
•expose us to market fluctuations in interest rates;
•place us at a competitive disadvantage compared to some of our competitors that are less leveraged;
•reduce or delay investments and capital expenditures; and
•cause any refinancing of our indebtedness to be at higher interest rates and require us to comply with more onerous covenants, which could further restrict our business operations.

The agreements that govern our various debt obligations impose restrictions on our business and the business of our subsidiaries and such restrictions could adversely affect our ability to undertake certain corporate actions.

The agreements that govern our indebtedness restrict our ability to, among other things:

•incur additional indebtedness;
•make certain dividends or distributions with respect to any of our capital stock or repurchase any of our capital stock;
•make certain loans and investments;
•create liens;
•enter into transactions with affiliates;
•restrict subsidiary distributions;
•dissolve, merge or consolidate;
•make capital expenditures in excess of certain annual limits;
•transfer, sell or dispose of assets;
•enter into or acquire certain types of AMAs;
•make certain amendments to our organizational documents;
•make changes in the nature of our business;
•enter into certain burdensome agreements;
•make accounting changes; and
•use proceeds of loans to purchase or carry margin stock.

In addition, we are required to comply with certain financial covenants that require us to, among other things, maintain (i) a maximum senior secured debt to RMR ratio of 30.0:1.00, (ii) a maximum total debt to EBITDA ratio of 4.50:1.00 for each fiscal quarter ending on or prior to December 31, 2020, with a stepdown to 4.25:1.00 for the fiscal quarters ending on March 31, 2021, through December 31, 2021, and 4.00:1.00 beginning with the fiscal quarter ending on March 31, 2022, and for each fiscal quarter thereafter, and (iii) minimum liquidity of $25.0 million. If we fail to comply with any of the financial covenants, or if we or any of our subsidiaries fails to comply with the restrictions contained in the Credit Facilities, such failure could lead to an event of default and we may not be able to make additional drawdowns under the Revolving Credit Facility, which would limit our ability to manage our working capital requirements, and could result in the acceleration of a substantial amount of our indebtedness.

We may be unable to obtain future financing or refinance our existing indebtedness on terms acceptable to us or at all, which may hinder our ability to grow our business or satisfy our obligations and could adversely affect our ability to continue as a going concern.

We intend to continue to pursue growth through the acquisition of subscriber accounts through our authorized dealer network, our strategic relationships and our Direct to Consumer Channel, among other means. To continue our growth strategy, we intend to make additional drawdowns under the Revolving Credit Facility and may seek financing through new credit arrangements or the possible sale of new securities, any of which may lead to higher leverage or result in higher borrowing costs. In addition, any future downgrade in our credit rating could also result in higher borrowing costs. An inability to obtain funding through external financing sources on favorable terms or at all is likely to adversely affect our ability to continue or accelerate our subscriber account acquisition activities.

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

Factors Relating to Our Emergence from Chapter 11 Bankruptcy

Our actual financial results after emergence from bankruptcy may not be comparable to our financial projections disclosed in the Bankruptcy Court as a result of the implementation of the Plan and the transactions contemplated thereby and our adoption of fresh start accounting.

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

Our ability to utilize our net operating loss carryforwards ("NOLs") will be limited as a result of our emergence from bankruptcy.

In general, Section 382 of the Internal Revenue Code ("the Code") of 1986, as amended, provides an annual limitation with respect to the ability of a corporation to utilize its tax attributes, as well as certain built-in-losses, against future taxable income in the event of a change in ownership. Our emergence from Chapter 11 bankruptcy proceedings resulted in a change in ownership for purposes of the Section 382 of the Code, which will limit our ability to utilize our NOLs to offset future taxable income.

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

Factors Relating to Our Common Stock

We have filed a Form 15 with the Securities and Exchange Commission to deregister under the Exchange Act, which will result in a reduction in the amount and frequency of publicly-available information about us.

On February 16, 2021, we filed a Form 15 with the SEC to voluntarily deregister our common stock with the SEC and terminate our reporting obligations under the Exchange Act. Deregistration of our common stock will result in a reduction in the amount and frequency of publicly-available information about the Company because we will no longer be required to file Exchange Act reports with the SEC, such as annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statements. As a result of the suspension of our reporting obligations, investors have significantly less information about the Company and may find it more difficult to obtain accurate quotations as to the market value of the Company’s common stock. In addition, there has been limited liquidity in the common stock and the ability of stockholders to sell the Company’s securities in the secondary market is limited.

The market price of our common stock is volatile.

The trading price of our common stock and the price at which we may sell common stock in the future are subject to large fluctuations in response to any of the following:

•consequences of our reorganization under Chapter 11 of the Bankruptcy Code, from which we emerged on August 30, 2019;
•consequences of our de-registration under the Exchange Act;
•limited trading volume in our common stock;
•variations in operating results;
•our involvement in litigation;
•general U.S. or worldwide financial market conditions;
•announcements by us and our competitors;
•our liquidity and access to capital;
•our ability to raise additional funds;
•lack of trading market;
•changes in government regulations; and
•other events.

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

Upon our emergence from bankruptcy, our old common stock was cancelled and we issued new common stock. Our common stock is not listed on any national or regional securities exchange. The market price of our common stock could be subject to wide fluctuations in response to, and the level of trading that develops with our common stock may be affected by, numerous factors, many of which are beyond our control. These factors include, among other things, our new capital structure as a result of the transactions contemplated by the Plan, our limited trading history subsequent to our emergence from bankruptcy, our limited trading volume, the concentration of holdings of our common stock, the lack of comparable historical financial information due to our adoption of fresh start accounting, the lack of publicly available information following our de-registration under the Exchange Act, actual or anticipated variations in our operating results and cash flow, the nature and content of our earnings releases, announcements or events that impact our products, customers, competitors or markets, business conditions in our markets and the general state of the securities markets and the market stocks in our industry, as well as general economic and market conditions and other factors that may affect our future results, including those related to the novel coronavirus outbreak. No assurance can be given that an active market will develop for the common stock or as to the liquidity of the trading market for the common stock. The common stock may be traded only infrequently in transactions arranged through brokers or otherwise, and reliable market quotations may not be available. Holders of our common stock may experience difficulty in reselling, or an inability to sell, their shares. In addition, if an active trading market does not develop or is not maintained, significant sales of our common stock, or the expectation of these sales, could materially and adversely affect the market price of our common stock.

There is currently no active public trading market for our common stock. Therefore, you may be unable to liquidate your investment in our common stock.

Our common stock is quoted on the OTC Pink Open Market (the “Pink Sheets”), a centralized electronic quotation service for over-the-counter securities, so long as market makers demonstrate an interest in trading in the our common stock. We can give no assurance that trading in its common stock will continue on the Pink Sheets or any other securities exchange or quotation medium.

Factors Relating to Our Structure

Our identifiable intangible assets represent a significant portion of our total assets, and we may never realize the full value of our intangible assets.

As of December 31, 2020, we had subscriber accounts of $1,102,977,000 and dealer network of $113,010,000, which represents approximately 90% of our total assets. Subscriber accounts relate primarily to the cost of acquiring portfolios of monitoring service contracts from independent dealers. All direct and incremental costs, including bonus incentives related to account activation in the Direct to Consumer Channel, associated with the creation of subscriber accounts, are capitalized. The Company has processes and controls in place, including the review of key performance indicators, to assist management in identifying events or circumstances that indicate the subscriber accounts asset may not be recoverable. If an indicator that the asset may not be recoverable exists, management tests the subscriber accounts asset for impairment. For purposes of recognition and measurement of an impairment loss, we view subscriber accounts as a single pool because of the assets’ homogeneous characteristics, and the pool of subscriber accounts is the lowest level for which identifiable cash flows are largely independent of the cash flows of the other assets and liabilities. If such assets are considered to be impaired, the impairment loss to be recognized is measured as the amount by which the carrying value of the assets exceeds the estimated fair value, as determined using the income approach.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

Brinks Home Security leases office space in Farmers Branch, Texas to house our executive offices, monitoring and certain call centers, sales and marketing and data retention functions.  Brinks Home Security also leases office space in Dallas, Texas that supports our monitoring operations and back up facility, and warehouse space in St. Marys, Kansas to house our fulfillment center.

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

Our common stock was quoted on the OTCQX Best Market of the OTC Markets Group Inc. under the symbol "SCTY". Our common stock began quoting on the OTCQX on September 5, 2019. No established public trading market existed for our common stock prior to that date. Over-the-counter market quotations reflect interdealer prices, without retailer markup, markdown, or commission and may not necessarily represent actual transactions. Following the de-registration, our common stock will be quoted on the Pink Sheets, a centralized electronic quotation service for over-the-counter securities, so long as market makers demonstrate an interest in trading in our common stock. However, we can give no assurance that trading in our common stock will continue on the Pink Sheets or any other securities exchange or quotation medium.

The following table sets forth the high and low last reported sales prices per share of our common stock, as reported on the OTCQX, of which we are aware for the periods indicated.

	High	Low
2019:
Third quarter (beginning September 5, 2019 and through September 30, 2019)	$9.50	$7.00
Fourth quarter	$10.00	$7.50
2020:
First quarter	$9.35	$4.00
Second quarter	$7.40	$1.00
Third quarter	$4.22	$3.11
Fourth quarter	$15.25	$3.00

Holders

As of February 3, 2021, we had 168 holders of record of our common stock, based on information provided by our transfer agent. Such amounts do not include the number of stockholders whose shares are held of record by banks, brokers or other nominees, but include each such institution as one holder.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Recent Sales of Unregistered Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

Pursuant to the early adoption of SEC Final Rule Release No. 33-10890, Management's Discussion and Analysis, Selected Financial Data, and Supplementary Financial Information, the Company has elected to omit Item 6. Selected Financial Data.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying consolidated financial statements and the notes thereto included elsewhere herein.

Overview

Monitronics International, Inc. and its subsidiaries (collectively, "Monitronics" or the "Company", doing business as Brinks Home SecurityTM) provides residential customers and commercial client accounts with monitored home and business security systems, as well as multiple home automation, life safety and advanced security options, in the United States, Canada and Puerto Rico. Monitronics customers are obtained through our exclusive authorized dealer and representative network (the "Network Sales Channel") and our direct-to-consumer sales channel (the "Direct to Consumer Channel"). The Network Sales Channel provides product and installation services, as well as support to customers. The Direct to Consumer Channel offers both DIY and professional installation security solutions. We also periodically acquire alarm monitoring accounts from the other alarm companies in bulk on a negotiated basis ("bulk buys").

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

Asset Purchase Agreements Subject to Earnout Payments

On June 17, 2020, the Company acquired title to over 110,000 contracts for the provision of alarm monitoring and related services (the "Accounts") as well as the related accounts receivable, intellectual property and equipment inventory of Protect America, Inc. The Company paid approximately $16,600,000 at closing and will make 50 subsequent monthly payments, which began in August 2020, consisting of a portion of the revenue attributable to the Accounts, subject to adjustment for Accounts that are no longer active ("Earnout Payments" will here to be defined as contingent payments to acquire subscriber accounts in the Protect America and Select Security transactions). The transaction was accounted for as an asset acquisition with the cost of the assets acquired recorded as of June 17, 2020 and an estimated undiscounted liability for the Earnout Payments of approximately $86,000,000. The Earnout Payments liability was estimated based on the terms of the payout and the forecasted attrition of the Protect America subscriber base.

On December 23, 2020, the Company completed a transaction (the "Select Security Transaction") in which it will acquire approximately 32,000 residential and small business and 8,000 large commercial alarm monitoring contracts from Kourt Security Partners, LLC, doing business as Select Security (the "Seller"). The Company will take ownership of the alarm monitoring contracts through an earnout structure that includes a $10,914,000 upfront payment and Earnout Payments over a 50-month earnout period (the "Earnout Period"). Per the terms of the Select Security Transaction, the Seller transferred title of the monitoring contracts and other certain business assets to GS Security Alarm LLC (“GSSA”). GSSA is a bankruptcy-remote special purpose vehicle designed only to transact the sale of subscriber accounts and related assets to the Company. The Company was significantly involved in the design of GSSA; however, the Company does not own any equity interest in GSSA. GSSA transferred the specified business assets to the Company immediately after close as well as a certain subset of the monitoring contracts. Title to the remaining monitoring contracts will transfer from GSSA to the Company during the Earnout Period with title to all of the monitoring contracts transferred by month 50. The Company is retaining the majority of the Seller's Commercial Sales, Field Technicians and Customer Service employees, as well as certain office locations. For 90 days after the close, the Seller will provide transition services to the Company. Upon closing of the transaction, the Earnout Payments liability for GSSA was estimated as $31,300,000 based on the terms of the payout and the forecasted attrition of the GSSA subscriber base, discounted at an effective interest rate of 10.9%.

The current portion of the Earnout Payments liability is included in current Other accrued liabilities on the consolidated balance sheets and the long-term portion of the Earnout Payments is included in non-current Other liabilities on the condensed consolidated balance sheets. We monitor actual versus forecasted attrition on the two transactions to identify the need for potential adjustments to the Earnout Payments liability each period. The monthly Earnout Payments are classified as Cash flows from financing activities on the condensed consolidated statements of cash flows.

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

In response to the pandemic, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020 in the U.S. The CARES Act, among other things, provides for an acceleration of alternative minimum tax credit refunds, the deferral of certain employer payroll taxes and expands the availability of net operating loss usage. The CARES Act did not have a material impact on the Company's annual effective income tax rate for the year.

With respect to our call and alarm response centers, we have established certain policies and procedures to enable full continuity of our monitoring services moving forward, including distancing staff in the call centers, activating our backup call center facility and enabling our call center operators to operate from home. For employees that can work remotely, we have instituted measures to support them, including purchasing additional equipment to enable work from home capabilities. We are also ensuring we comply with our data security measures to guarantee that all company, employee and customer data remains protected and secure. As of December 31, 2020, substantially all of our workforce is working remotely. In addition, our existing call centers still remain fully operational on premises. Administrative personnel are also working from home and those involved in the Company’s financial reporting and internal controls over financial reporting have been able to continue their normal duties by accessing the Company’s systems and records remotely. Regular communications, review of supporting documentation and tests of operating effectiveness via secured virtual channels have also continued without significant interruption.

In regards to our operations and dealer operations in the field, in jurisdictions where local or state governments have implemented a “shelter in place” or similar orders, we have instructed our dealers to cease doing door-to-door sales until such measures are lifted. This has negatively impacted our Network Sales Channel productivity starting in the latter half of March 2020. Network Sales Channel volume has shown some recovery in the last three quarters of 2020, but remains down year over year. Subject to a scheduled service or installation request, and adhering to certain safety protocols, we continue to send field technicians out to service a customer’s home to service or to install a new system. We have taken measures to protect our supply chain of alarm monitoring equipment and, to date, have not experienced significant supply chain constraints to service our customers.

With respect to our receivables from our customers, for the year ended December 31, 2020, we have issued credits for relief to customers being impacted by hardships from the pandemic. Additionally, we have increased our allowances on collection of certain trade and dealer receivables based on the expected impact of the continuation of the pandemic into the first quarter of 2021. As a result of COVID-19, we experienced no material impact on our unit and Recurring Monthly Revenue ("RMR") attrition during the year ended December 31, 2020.

As noted in the financial statements, as of March 31, 2020, the Company determined that a goodwill triggering event had occurred as a result of the recent economic disruption and uncertainty due to the COVID-19 pandemic on the Company's ability to generate new customers. Due to the Company's decision to cease door-to-door sales in jurisdictions with a "shelter in place" or similar orders and deteriorating economic conditions, we anticipated a reduction in projected account acquisitions. In response to the triggering event, the Company performed a quantitative goodwill impairment test at the Brinks Home Security entity level as we operate as a single reporting unit. The results of the quantitative assessment indicated that the carrying value was in excess of the fair value of the reporting unit, including goodwill, which resulted in a full goodwill impairment charge of $81,943,000 during the year ended December 31, 2020. The factors leading to the goodwill impairment are lower projected overall account acquisition in future periods due to the estimated impact of COVID-19 on our account acquisition channels and an increase in the discount rate applied in the discounted cash flow model based on current economic conditions. This resulted in reductions in future cash flows and a lower fair value as calculated under the income approach. No other long-lived assets were determined to be impaired.

While we continue to assess the impact of these events, in future periods we may experience reduced revenue, reduced account acquisitions in the Network Sales Channel and Direct to Consumer Channel, increased attrition, impairment on long-lived assets and other costs as a result of the pandemic.

Strategic Initiatives

Recently, we have implemented several strategic initiatives pillars to guide the transformation of our business to meet our overall strategy of creating profitable accounts, at scale and holding them for life. While there are uncertainties related to any successful implementation of the initiatives impacting our ability to achieve net profitability and positive cash flows in the near term, we believe they will position us to improve our operating performance, increase cash flows and create stakeholder value over the long-term.

Premium Brand

We believe establishing a premium brand will allow us to move up market in our competition for customers which will lead to higher RMR per customer. This will require robust product offerings and consistent brand standards in all channels to "make the complex simple." To establish a premium brand we have engaged a premier brand strategy research partner to complete a purchase journey map to determine buying behaviors to fully understand purchase timing, interactions, considerations and roadblocks. With this research, we have finalized our brand identity and engaged partners and affiliates to meet our 2021 plan for customer acquisitions. We expect to complete our rebranding of assets and launch our brand strategy in the second quarter of 2021.

Unit Economics

We believe that generating account growth at a reasonable cost is essential to scaling our business and generating stakeholder value. We currently generate new accounts through both our Network Sales Channel and Direct to Consumer Channel with our go to market strategy either being in the field, over the phone or via e-commerce. To improve our profitable growth in these channels, we will pursue omnichannel lead generation initiatives and develop a tight integration between field and phone sales to drive an in-home consultative sales experience with an option for DIY.

We made headway on these initiatives in 2020 by right sizing our phone sales department early in the year while still increasing new account RMR per unit in the Direct to Consumer Channel throughout. Additional reorganizations of the sales functions were completed in 2020 and we brought on employee field sales teams that have been launched in several major geographical areas.

Other strategies designed to improve unit economics include our bulk account acquisition strategy and transforming our traditional authorized dealer program. Both strategies are centered around reducing the up-front cost to acquire accounts by providing increased revenue sharing arrangements with the seller for the long-term. This both drives down up-front creation costs and allows us to share in the subscriber attrition risk with the seller. By focusing on high quality customers and improving subscriber attrition, these strategies drive greater long term profitably for both us and the seller. As previously disclosed, we completed two bulk buys in 2020 utilizing this strategy and have recently reached a long term contract extension with our largest dealer. We will continue to pursue these bulk opportunities as they arise and are focused on contract extensions with our other dealers.

Customer Centricity

We believe establishing an employee centric culture will drive a customer centric experience which will reduce attrition, increase RMR while delivering on our brand promises. Our goal is to provide data analytics to our employee base that will improve the customer experience at every touchpoint. While we have experienced higher subscriber attrition rates in the past few years, our recent initiatives to improve our customer lifecycle management tools and predictive churn analytics, coupled with our customer extension efforts have led to marked improvements in unit attrition in 2020. The implementation of our new brand strategy will also focus on customer centricity with the goal to continue to improve attrition in the long term.

Accounts Acquired

During the years ended December 31, 2020 and 2019, we acquired 224,414 and 81,386 subscriber accounts, respectively, through our Network Sales Channel, Direct to Consumer Channel and bulk buys. The increase in accounts acquired for the year ended December 31, 2020 is due to bulk buys of 39,594 accounts in December 2020, 113,013 accounts in June 2020 and 10,960 in March 2020. The accounts acquired through bulk buys in December 2020 and June 2020 are subject to Earnout Payments. There were no bulk buys during the year ended December 31, 2019. The increase was partially offset by a year-over-year decline in accounts generated in the Network Sales Channel and the Direct to Consumer Channel. The decline in the Network Sales Channel was primarily due to the Company's election to cease purchasing accounts from two dealers in the fourth quarter of 2019 and restrictions on door-to-door selling and other impacts related to the outbreak of COVID-19 starting in the latter half of March 2020. The decline in the Direct to Consumer Channel production was primarily due to the Company's election to leverage more profitable organic leads.

RMR acquired during the year ended December 31, 2020 was approximately $9,756,000, which includes RMR related to bulk buys of $6,763,000. RMR acquired during the year ended December 31, 2019 was $3,929,000.

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

The table below presents subscriber data for the years ended December 31, 2020 and 2019:

	Years Ended December 31,
	2020	2019
Beginning balance of accounts not subject to Earnout Payments	847,758	921,750
Accounts acquired	71,730	81,386
Accounts cancelled	(122,655)	(150,494)
Cancelled accounts guaranteed by dealer and other adjustments (a)	(4,986)	(4,884)
Ending balance of accounts of accounts not subject to Earnout Payments	791,847	847,758
Accounts subject to Earnout Payments	141,773	—
Ending balance of accounts	933,620	847,758
Attrition rate - Core Unit (c)	14.9%	17.0%
Attrition rate - Core RMR (b) (c)	15.5%	17.9%

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
(c)    Core Unit and RMR attrition rates exclude the impact of the Protect America and Select Security bulk buys, where the Company is funding the purchase price through an earnout payment structure.

The core unit attrition rate for the years ended December 31, 2020 and 2019 was 14.9% and 17.0%, respectively. The core RMR attrition rate for the years ended December 31, 2020 and 2019 was 15.5% and 17.9%, respectively. The decrease in core unit attrition rate for the year ended December 31, 2020 includes the impact of fewer subscribers, as a percentage of the entire base, reaching the end of their initial contract term, continued efforts around "at risk" extensions and customer retention, and the benefit of improved credit quality in our Direct to Consumer Channel. The decrease in RMR attrition was primarily driven by a price increase on a majority of the Company's subscriber base in the fourth quarter of 2020, offset by a combination of lower RMR for accounts generated in the Direct to Consumer Channel, as a minimal equipment subsidy is offered, lower production in the Dealer Channel, which typically has higher RMR, and rate reductions relating to our "at risk" retention program. The fourth quarter price increase was more impactful to RMR attrition as starting in March 2020, we had previously made the decision to defer taking ordinary course rate adjustments to our customer base in light of COVID-19.

We analyze our attrition by classifying accounts into annual pools based on the year of acquisition.  We then track the number of cancelled accounts as a percentage of the initial number of accounts acquired for each pool for each year subsequent to its acquisition.  Based on the average cancellation rate across the pools, the Company's attrition rate is generally very low within the initial 12 month period after considering the accounts which were replaced or refunded by the dealers at no additional cost to the Company. Over the next few years of the subscriber account life, the number of subscribers that cancel as a percentage of the initial number of subscribers in that pool gradually increases and historically has peaked following the end of the initial contract term, which is typically three to five years.  Subsequent to the peak following the end of the initial contract term, the number of subscribers that cancel as a percentage of the initial number of subscribers in that pool normalizes. Accounts generated through the Direct to Consumer Channel have homogeneous characteristics as accounts generated through the Network Sales Channel and follow the same attrition curves. However, accounts generated through the Direct to Consumer Channel have attrition of approximately 10% in the initial 12 month period following account acquisition which is higher than accounts generated in the Network Sales Channel due to the dealer guarantee period.

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

Results of Operations

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Fresh Start Accounting Adjustments. With the exception of interest and amortization expense, the Company's operating results and key operating performance measures on a consolidated basis were not materially impacted by the reorganization of the Company in August 2019 and the application of fresh start accounting. We believe that certain of our consolidated operating results for the year ended December 31, 2020 is comparable to certain operating results for the period from January 1, 2019 through August 31, 2019 when combined with our consolidated operating results for the period from September 1, 2019 through December 31, 2019. Accordingly, we believe that discussing the non-GAAP combined results of operations and cash flows of the Predecessor Company and the Successor Company for the year ended December 31, 2020 is useful when analyzing certain performance measures.

The following table sets forth selected data from the accompanying consolidated statements of operations and comprehensive income (loss) for the periods indicated (dollar amounts in thousands).

	Successor Company		Successor Company	Predecessor Company
	Year Ended December 31, 2020	Non-GAAP Combined Year Ended December 31, 2019	Period from September 1, 2019 through December 31, 2019	Period from January 1, 2019 through August 31, 2019
Net revenue	$503,597	$504,505	$162,219	$342,286
Cost of services	119,390	112,274	36,988	75,286
Selling, general and administrative, including stock-based and long-term incentive compensation	149,314	132,509	52,144	80,365
Radio conversion costs	21,433	4,196	3,265	931
Amortization of subscriber accounts, deferred contract acquisition costs and other intangible assets	217,273	200,484	69,693	130,791
Interest expense	80,265	134,060	28,979	105,081
(Loss) income before income taxes	(179,865)	567,561	(32,627)	600,188
Income tax expense	1,891	2,479	704	1,775
Net (loss) income	(181,756)	565,082	(33,331)	598,413

Adjusted EBITDA (a)	$253,767	$266,460	$79,087	$187,373
Adjusted EBITDA as a percentage of Net revenue	50.4%	52.8%	48.8%	54.7%

Expensed Subscriber acquisition costs, net
Gross subscriber acquisition costs (b)	$18,787	$31,620	$11,301	$20,319
Revenue associated with subscriber acquisition costs	(6,208)	(7,769)	(2,282)	(5,487)
Expensed Subscriber acquisition costs, net	$12,579	$23,851	$9,019	$14,832

(a)     See reconciliation of Net (loss) income to Adjusted EBITDA below.

(b)     Gross subscriber acquisition costs for the year ended December 31, 2020 has been restated from $38,325,000 to $31,620,000 due to allocation adjustments made to align with current period presentation of expensed subscriber acquisition costs. See below for further explanation.

Net revenue.  Net revenue decreased $908,000, or 0.2%, for the year ended December 31, 2020, as compared to the prior year. The decrease in net revenue is primarily attributable to a decrease in alarm monitoring revenue of $10,247,000 due to the lower average number of subscribers in the first six months of 2020, partially offset by incremental revenue from the Protect America bulk buy.  Prior year net revenue also reflects the negative impact of a $5,331,000 fair value adjustment that reduced deferred revenue upon the Company's emergence from bankruptcy in accordance with ASC 852. Product, installation and service revenue increased $10,527,000, largely due to an increase in field service jobs associated with contract extensions combined with higher revenue per transaction in the Direct to Consumer Channel. Average RMR per subscriber decreased from $45.12 as of December 31, 2019 to $44.50 as of December 31, 2020 due to a lower average RMR of $40.81 for the Protect America bulk buy and an increase in the percentage of customers generated through our Direct to Consumer Channel which typically have lower RMR as a result of lower subsidization of equipment.

Cost of services.  Cost of services increased $7,116,000, or 6.3%, for the year ended December 31, 2020, as compared to the prior year. The increase is primarily attributable to the cost to serve the incremental Protect America customers and an increase in field service jobs associated with contract extensions for our high propensity to churn population. The increase is partially offset by a decline in subscriber acquisition costs in our Direct to Consumer Channel. Subscriber acquisition costs, which include expensed equipment and labor costs associated with the creation of new subscribers, decreased to $7,220,000 for the year ended December 31, 2020, as compared to $8,488,000 for the year ended December 31, 2019. Cost of services as a percentage of net revenue, excluding the effect of the 2019 fair value adjustment, increased from 22.0% for the year ended December 31, 2019 to 23.7% for the year ended December 31, 2020.

Selling, general and administrative.  Selling, general and administrative costs ("SG&A") increased $16,805,000, or 12.7%, for the year ended December 31, 2020, as compared to the prior year. The increase is primarily attributable to higher salary expense and professional fees related to the post emergence operating structure of the Company and $4,693,000 of severance expense related to transitioning executive leadership. Additionally, the Company received a $700,000 insurance settlement in the second quarter of 2020, as compared to $4,800,000 received in the second quarter of 2019. These insurance receivable settlements were related to coverage provided by our insurance carriers in the 2017 class action litigation of alleged violation of telemarketing laws. These increases are partially offset by lower subscriber acquisition costs. Subscriber acquisition costs included in SG&A decreased to $11,567,000 for the year ended December 31, 2020, as compared to $23,132,000 for the year ended December 31, 2019, due to the impact of cost saving measures implemented in the first quarter of 2020. SG&A as a percentage of net revenue, excluding the effect of the 2019 fair value adjustment, increased from 26.0% for the year ended December 31, 2019 to 29.6% for the year ended December 31, 2020.

Radio conversion costs. During 2019, the Company commenced a program to replace the 3G and CDMA cellular equipment used in many of its subscribers' security systems upon announcements by certain carriers of plans to retire these networks by 2022. Radio conversion costs represent the incremental cost of equipment and labor to make the upgrade of the security systems as well as other marketing, labor and consulting costs to engage customers and manage the program. For the year ended December 31, 2020, radio conversion costs totaled $21,433,000 as compared to $4,196,000 for the year ended December 31, 2019. The increase is primarily attributable to a higher number of conversions completed in 2020, as the radio conversion program only started in August of 2019 with a limited scope in targeting customers that was expanded in 2020.

Amortization of subscriber accounts, deferred contract acquisition costs and other intangible assets.  Amortization of subscriber accounts, deferred contract acquisition costs and other intangible assets increased $16,789,000, or 8.4%, for the year ended December 31, 2020, as compared to the prior year. The increase is due to amortization of the dealer network intangible asset recognized upon the Company's emergence from bankruptcy. Dealer network amortization expense was $23,333,000 for the year ended December 31, 2020 as compared to $7,778,000 for the year ended December 31, 2019. The remaining increase is attributable to a higher number of subscriber accounts purchased in the last twelve months ended December 31, 2020 primarily due to the accounts acquired from Protect America, as compared to the corresponding prior year period, offset by the timing of amortization of subscriber accounts acquired prior to bankruptcy which have a lower rate of amortization in 2020 as compared to 2019.

Interest expense.  Interest expense decreased $53,795,000, or 40.1%, for the year ended December 31, 2020, as compared to the prior year. The decrease in interest expense is attributable to the Company's decreased outstanding debt balances upon the reorganization, primarily related to the retirement of the Company's 9.125% Senior Notes.

Income tax expense.  The Company had pre-tax loss of $179,865,000 and income tax expense of $1,891,000 for the year ended December 31, 2020. Income tax expense for the year ended December 31, 2020 is attributable to the Company's state tax expense incurred from Texas margin tax. The Company had pre-tax income of $567,561,000 and income tax expense of $2,479,000 for the year ended December 31, 2019.  The driver behind the pre-tax income for the year ended December 31, 2019 is the gain on restructuring and reorganization of $669,722,000 recognized during the year ended December 31, 2019, primarily due to gains recognized on the conversion from debt to equity and discounted cash settlement of the Predecessor Company's high yield senior notes in accordance with the Company's bankruptcy Plan. There are no income tax impacts from this gain due to net operating loss carryforwards available for the 2019 tax year. Income tax expense for the year ended December 31, 2020 is attributable to the Company's state tax expense incurred from Texas margin tax.

Net (loss) income. The Company had net loss of $181,756,000 for the year ended December 31, 2020, as compared to net income of $565,082,000 for the year ended December 31, 2019. The decrease in net (loss) income for the year ended December 31, 2020 is primarily attributable to no gain on restructuring and reorganization incurred in the current year period and a goodwill impairment charge of $81,943,000 combined with increases in operating expenses as discussed above. Also impacting net loss for the year ended December 31, 2020 were increased radio conversion costs.

Adjusted EBITDA

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

The following table provides a reconciliation of Net (loss) income to total Adjusted EBITDA for the periods indicated (amounts in thousands):

	Successor Company		Successor Company	Predecessor Company
	Year Ended December 31, 2020	Non-GAAP Combined Year Ended December 31, 2019	Period from September 1, 2019 through December 31, 2019	Period from January 1, 2019 through August 31, 2019
Net (loss) income	$(181,756)	$565,082	$(33,331)	$598,413
Amortization of subscriber accounts, deferred contract acquisition costs and other intangible assets	217,273	200,484	69,693	130,791
Depreciation	13,844	11,125	3,777	7,348
Radio conversion costs	21,433	4,196	3,265	931
Stock-based compensation	—	42	—	42
Long-term incentive compensation	393	774	184	590
LiveWatch acquisition contingent bonus charges	—	63	—	63
Legal settlement reserve (related insurance recovery)	(700)	(4,800)	—	(4,800)
Severance expense (a)	4,693	—	—	—
Integration / implementation of company initiatives	9,593	12,545	7,702	4,843
Select Security acquisition costs	1,036	—	—	—
Select Security integration costs	60	—	—	—
COVID-19 costs	1,866	—	—	—
Loss / (gain) on revaluation of acquisition dealer liabilities	1,933	(1,886)	(1,886)	—
Goodwill impairment	81,943	—	—	—
Gain on restructuring and reorganization, net	—	(669,722)	—	(669,722)
Interest expense	80,265	134,060	28,979	105,081
Realized and unrealized loss, net on derivative financial instruments	—	6,804	—	6,804
Refinancing expense	—	5,214	—	5,214
Income tax expense	1,891	2,479	704	1,775
Adjusted EBITDA	$253,767	$266,460	$79,087	$187,373

(a)     Severance expense for the year ended December 31, 2020 related to transitioning executive leadership.

Adjusted EBITDA decreased $12,693,000, or 4.8%, for the year ended December 31, 2020, as compared to the prior year period. The decrease for the year ended December 31, 2020 is attributable to lower net revenues due to a lower average number of subscribers in the first six months of 2020, increases in post-bankruptcy emergence salary and professional fees expenses that were curtailed for much of 2019 due to the bankruptcy proceedings and an increase in cost of services related to field service jobs associated with contract extensions for our high propensity to churn population and incremental impacts from the Protect America customer base. These increases were offset by decreases in our expensed subscriber acquisition costs. COVID-19 costs excluded from Adjusted EBITDA relate to one-time price concessions granted to customers experiencing hardships, bad debt reserve increases due to estimates of non-payment on certain receivables and other miscellaneous costs to transition the majority of our employees to working from home.

    Expensed Subscriber Acquisition Costs, net.  Subscriber acquisition costs, net decreased to $12,579,000 for the year ended December 31, 2020, as compared to $23,851,000 for the year ended December 31, 2019. Expensed subscriber acquisition costs, net, for the year ended December 31, 2019 was restated from $30,556,000 to $23,851,000 to be comparable with how acquisition costs were allocated for the year ended December 31, 2020. The change in subscriber acquisition cost allocation was done to better align us with how peer companies in the industry present subscriber acquisition costs. This change had no impact on the consolidated statements of operations and comprehensive income (loss) because it is an allocation of expenses within each of Cost of Services and Selling, general and administrative. The decrease in subscriber acquisition costs, net is primarily attributable to the impact of cost savings measures implemented in the first quarter of 2020 as well as lower production volume in the Company's Direct to Consumer Channel year over year.

Liquidity and Capital Resources

As of December 31, 2020, we had $6,123,000 of cash and cash equivalents.  Our primary sources of funds is our cash flows from operating activities which are generated from alarm monitoring and related service revenues.  During the years ended December 31, 2020 and 2019, our cash flow from operating activities was $128,621,000 and $114,135,000, respectively.  The primary drivers of our cash flow from operating activities are the fluctuations in revenues and operating expenses as discussed in "Results of Operations" above.  In addition, our cash flow from operating activities may be significantly impacted by changes in working capital.

During the years ended December 31, 2020 and 2019, we used cash of $101,840,000 and $111,139,000, respectively, to fund subscriber account acquisitions, net of holdback obligations.  In addition, during the years ended December 31, 2020 and 2019, we used cash of $14,707,000 and $11,623,000, respectively, to fund our capital expenditures. Our capital expenditures are primarily related to computer systems and software.

Our existing long-term debt at December 31, 2020 includes an aggregate principal balance of $979,219,000 under the Takeback Loan Facility, Term Loan Facility and the Revolving Credit Facility.  The Takeback Loan Facility has an outstanding principal balance of $812,219,000 as of December 31, 2020 and requires principal payments of $2,056,250 per quarter, beginning December 31, 2019, with the remaining amount becoming due on March 29, 2024.  The Term Loan Facility has an outstanding principal balance of $150,000,000 as of December 31, 2020. The Revolving Credit Facility has an outstanding balance of $17,000,000 as of December 31, 2020. We also had $600,000 available under a standby letter of credit issued as of December 31, 2020. The maturity date of the loans made under the Term Loan Facility and the Revolving Credit Facility is July 3, 2024, subject to a springing maturity of March 29, 2024, or earlier, depending on any repayment, refinancing or changes in the maturity date of the Takeback Loan Facility.

The agreements with Protect America and GSSA each provide for 50 monthly Earnout Payments consisting of a portion of the revenue attributable to the subscriber base, subject to adjustment for subscribers that are no longer active. The estimated undiscounted liability for the remaining Earnout Payments as of December 31, 2020 is approximately $122,867,000.

Radio Conversion Costs
Certain cellular carriers of 3G and CDMA cellular networks have announced that they will be retiring these networks between February and December of 2022. As of December 31, 2020, we have approximately 328,000 subscribers with 3G or CDMA equipment which may have to be upgraded as a result of these retirements. Additionally, our cellular provider has informed us that a certain 2G cellular network carrier has extended their sunset of its 2G cellular network until December 31, 2022. As of December 31, 2020, we have approximately 10,000 subscribers with 2G cellular equipment which may have to be upgraded as a result of this retirement. The remaining subscribers with 3G or 2G equipment include approximately 60,000 subscribers acquired from Protect America and Select Security. While we are in the early phase of offering equipment upgrades to our 3G and 2G population, we currently estimate that the total cost of converting our 3G and 2G subscribers, including those acquired from Protect America and Select Security, will be between $80,000,000 to $90,000,000. For the year ended December 31, 2020, the Company incurred radio conversion costs of $21,433,000. Cumulative through December 31, 2020, we have spent approximately $25,629,000 on 3G and 2G conversions. Total costs for the conversion of such customers are subject to numerous variables, including our ability to work with our partners and subscribers on cost sharing initiatives, and the costs that we actually incur could be materially higher than our current estimates.

Liquidity Outlook

In considering our liquidity requirements for the next twelve months, we evaluated our known future commitments and obligations.  We will require the availability of funds to finance our strategy to grow through the acquisition of subscriber accounts through our Network Sales and Direct to Consumer Channels or potential bulk buy opportunities, as well as completing our payment obligations under the Protect America and GSSA earnout liabilities.  We considered our expected operating cash flows as well as the borrowing capacity of our Revolving Credit Facility, under which we could borrow an additional $127,400,000 as of December 31, 2020, subject to certain financial covenants. Based on this analysis, we expect that cash on hand, cash flow generated from operations and available borrowings under the Revolving Credit Facility will provide sufficient liquidity for the next twelve months, given our anticipated current and future requirements.

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

Contractual Obligations

Information concerning the amount and timing of required payments under our contractual obligations as of December 31, 2020 is summarized below (amounts in thousands):

	Payments Due by Period
	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years	Total
Operating leases	$3,609	$6,731	$6,172	$14,157	$30,669
Long-term debt (a)	$8,225	$16,450	$954,544	$—	$979,219
Interest payments on long-term debt (b)	$73,744	$145,575	$18,018	$—	$237,337
Earnout Payments (c)	$34,854	$63,689	$24,324	$—	$122,867
Other (d)	$8,646	$220	$568	$2,654	$12,088
Total contractual obligations	$129,078	$232,665	$1,003,626	$16,811	$1,382,180

(a)        Amounts reflect principal amounts owed.

(b)       Interest payments are based on variable interest rates. Future interest expense is estimated using the interest rate in effect on December 31, 2020.

(c)       Amounts reflect the undiscounted estimated remaining payout of the Earnout Payments liability as of December 31, 2020. The Earnout Payments liability was estimated based on the terms of the payout and the forecasted attrition of the Protect America and Select Security subscriber base acquired in 2020.

(d)       Primarily represents our holdback liability whereby we withhold payment of a designated percentage of acquisition cost when we acquire subscriber accounts from dealers. The holdback is used as a reserve to cover any terminated subscriber accounts that are not replaced by the dealer during the guarantee period.  At the end of the guarantee period, the dealer is responsible for any deficit or is paid the balance of the holdback.

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

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

Valuation of Subscriber Accounts

Subscriber accounts, which totaled $1,102,977,000 net of accumulated amortization, at December 31, 2020, relate primarily to the monitoring service contracts acquired from independent dealers.  The subscriber accounts asset was adjusted to fair value in connection with the Company's application of fresh start accounting under ASC 852 upon the Company's emergence from Chapter 11. The valuation of subscriber accounts was based on the projected cash flows to be generated by the existing subscribers as of the Effective Date. Subscriber accounts acquired after the Company's emergence from bankruptcy are recorded at cost.  All direct and incremental costs associated with the acquisition of monitoring service contracts from its independent dealers are capitalized (the "subscriber accounts asset"). Upon adoption of Accounting Standards Update 2014-19, Revenue from Contracts with customers (Topic 606), as amended, all costs on new subscriber contracts obtained in connection with a subscriber move ("Moves Costs") are expensed, whereas prior to adoption, certain Moves Costs were capitalized on the balance sheet. Also included in the subscriber accounts are capitalized contract costs related to bonus incentives and other incremental costs associated with accounts originated in the Direct to Consumer Channel.

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

Valuation of Deferred Tax Assets

In accordance with FASB ASC Topic 740, Income Taxes, we review the nature of each component of our deferred income taxes for the ability to realize the future tax benefits.  As part of this review, we rely on the objective evidence of our current performance and the subjective evidence of estimates of our forecast of future operations.  Our estimates of realizability are subject to judgment since they include such forecasts of future operations.  After consideration of all available positive and negative evidence and estimates, we have determined that it is more likely than not that we will not realize the tax benefits associated with our United States deferred tax assets and certain foreign deferred tax assets, and as such, we have a valuation allowance which totaled $63,881,000 and $24,457,000 as of December 31, 2020 and 2019, respectively.

Valuation of Goodwill

During the year ended December 31, 2020, we recorded a full goodwill impairment of $81,943,000. Goodwill was recorded in connection with the Company's application of fresh start accounting under ASC 852 upon the Company's emergence from

Chapter 11. The Company accounts for its goodwill pursuant to the provisions of FASB ASC Topic 350, Intangibles — Goodwill and Other ("ASC 350").  In accordance with ASC 350, goodwill is not amortized, but rather tested for impairment at least annually.

To the extent necessary, goodwill for the reporting unit is measured using a discounted cash flow model incorporating discount rates commensurate with the risks involved, which is classified as a Level 3 measurement under FASB ASC Topic 820, Fair Value Measurements and Disclosures. The key assumptions used in the discounted cash flow valuation model include discount rates, growth rates, cash flow projections and terminal value rates. Discount rates, growth and attrition rates and cash flow projections are the most sensitive and susceptible to change as they require significant management judgment. An impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit's fair value.

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

Tabular Presentation of Interest Rate Risk

The table below provides information about our outstanding debt obligations that are sensitive to changes in interest rates. Debt amounts represent principal payments by stated maturity date as of December 31, 2020 (amounts in thousands):

Year of Maturity	Variable Rate Debt
2021	8,225
2022	8,225
2023	8,225
2024	954,544
2025	—
Thereafter	—
Total	$979,219

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements are filed under this Item, beginning on page 41.  The financial statement schedules required by Regulation S-X are filed under Item 15 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Monitronics International, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Monitronics International, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

Fresh Start Accounting

As described in Note 4 to the consolidated financial statements, the Company emerged from bankruptcy protection on August 30, 2019. In connection with its emergence from bankruptcy, the Company selected a convenience date of August 31, 2019 and applied the guidance for fresh start accounting in conformity with FASB ASC Topic 852, Reorganizations as of that date. Accordingly, the Company’s consolidated financial statements prior to August 31, 2019 are not comparable to its consolidated financial statements for periods after August 31, 2019.

Changes in Accounting Principles

As discussed in Note 5 to the consolidated financial statements, in 2020, the Company has changed its method of accounting for credit losses due to the adoption of Accounting Standards Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326).

As discussed in Note 19 to the consolidated financial statements, in 2019, the Company has changed its method of accounting for leases due to the adoption of Accounting Standards Update No. 2016-02, Leases.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue recognition for contracts with multiple performance obligations

As discussed in Note 2 to the consolidated financial statements, the transaction price under subscriber alarm monitoring agreements is allocated to alarm monitoring revenue and, if applicable, to products and installation revenue. The allocation is based on the standalone selling prices of each performance obligation. The process of changing out or setting up equipment may require the Company to subsidize the alarm monitoring equipment and installation services. As discussed in Note 18 to the consolidated financial statements, the Company reported net revenue of $503.6 million.

We identified the evaluation of the sufficiency of audit evidence obtained related to the Company’s identification of contracts with multiple performance obligations as a critical audit matter. Challenging auditor judgment was required to evaluate management’s identification of contracts that contain multiple performance obligations due to the risk that subsidized alarm monitoring equipment and installation services may not be reported when changing out or setting up equipment.

The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over the Company’s identification of contracts with multiple performance obligations. We evaluated the design of an internal control related to the identification of contracts with multiple performance obligations. We tested the completeness of management’s population of contracts with multiple performance obligations by (1) selecting a sample of product and installation service expenses, (2) assessing if the product and installation services related to a contract with multiple performance obligations, and (3) evaluating if the contract was included in the population used by management to record revenue from contracts with multiple performance obligations. We evaluated the sufficiency of audit evidence obtained by assessing the results of procedures performed, including the appropriateness of the nature and extent of such evidence.

Initial fair value measurement of the subscriber account intangible asset and consideration paid

As discussed in Note 6 to the consolidated financial statements, on December 23, 2020, the Company completed a transaction in which it will acquire approximately 40,000 alarm monitoring contracts from Kourt Security Partners, LLC, doing business as Select Security (the Seller). The Company will take legal ownership of the alarm monitoring contracts through a special purpose vehicle as payments are made under an earnout agreement over a term of 50 months. The transaction has been recorded as an asset acquisition effected through a special purpose vehicle that management concluded is a variable interest entity. As a result, the subscriber accounts intangible asset and the consideration paid were recorded at fair value of $42.5 million and $42.3 million , respectively. The determination of the acquisition date fair values of the subscriber accounts intangible asset and the consideration paid required the Company to make significant estimates and assumptions regarding customer attrition and the discount rates.

We identified the initial measurement of the acquisition date fair values of the subscriber accounts intangible asset and the consideration paid as a critical audit matter. Specifically, subjective auditor judgment was required to evaluate the significant assumptions related to customer attrition and the discount rates used by the Company to estimate the fair values as there was no directly observable market data. In addition, assessing the Company’s selection and application of the valuation model to determine the consideration paid required the use of valuation professionals with specialized skills and knowledge.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design of certain internal controls related to the Company’s acquisition-date valuation process, including controls over the valuation models, customer attrition, and the discount rates. We compared the customer attrition rates to historical data of the Company and the Seller. We involved valuation professionals with specialized skills and knowledge to assist with evaluating the valuation models and certain assumptions by:

–evaluating the Company’s selection of the valuation model used to estimate the fair value of the consideration paid.
–recalculating the fair value of the subscriber account intangible asset using the Company’s customer attrition rates and discount rate assumptions
–developing independent discount rates for the subscriber accounts intangible asset and fair value of consideration paid by using publicly available market data and comparing the results to the Company’s discount rates

/s/ KPMG LLP

We have served as the Company's auditor since 2011.

Dallas, Texas
March 18, 2021

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
Amounts in thousands, except share amounts

	As of December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$6,123	$14,763
Restricted cash	171	238
Trade receivables, net of allowance for doubtful accounts of $3,096 in 2020 and $3,828 in 2019	13,360	12,083
Inventories, net	7,612	5,242
Prepaid and other current assets	22,612	19,953
Total current assets	49,878	52,279
Property and equipment, net of accumulated depreciation of $17,621 in 2020 and $3,777 in 2019	41,943	42,096
Subscriber accounts and deferred contract acquisition costs, net of accumulated amortization of $254,928 in 2020 and $61,771 in 2019	1,102,977	1,064,311
Dealer network and other intangible assets, net of accumulated amortization of $32,118 in 2020 and $7,922 in 2019	113,010	136,778
Goodwill	—	81,943
Deferred income tax asset, net	584	684
Operating lease right-of-use asset	17,962	19,277
Other assets	20,309	21,944
Total assets	$1,346,663	$1,419,312
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$20,728	$16,869
Other accrued liabilities	58,721	24,954
Deferred revenue	13,300	12,008
Holdback liability	8,536	8,191
Current portion of long-term debt	8,225	8,225
Total current liabilities	109,510	70,247
Non-current liabilities:
Long-term debt	970,994	978,219
Long-term holdback liability	1,223	2,183
Operating lease liabilities	15,305	16,195
Other liabilities	89,038	6,390
Total liabilities	1,186,070	1,073,234
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value. Authorized 5,000,000 shares; no shares issued	—	—
Common stock, $0.01 par value. Authorized 45,000,000 shares; issued and outstanding 22,500,000 shares at both December 31, 2020 and 2019	225	225
Additional paid-in capital	379,175	379,175
Accumulated deficit	(216,714)	(33,331)
Accumulated other comprehensive (loss) income, net	(2,093)	9
Total stockholders' equity	160,593	346,078
Total liabilities and stockholders' equity	$1,346,663	$1,419,312

See accompanying notes to consolidated financial statements.

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income (Loss)
Amounts in thousands

	Successor Company		Predecessor Company
	Year Ended December 31, 2020	Period from September 1, 2019 through December 31, 2019	Period from January 1, 2019 through August 31, 2019	Year Ended December 31, 2018
Net revenue	$503,597	$162,219	$342,286	$540,358
Operating expenses:
Cost of services	119,390	36,988	75,286	128,939
Selling, general and administrative, including stock-based and long-term incentive compensation	149,314	52,144	80,365	118,940
Radio conversion costs	21,433	3,265	931	—
Amortization of subscriber accounts, deferred contract acquisition costs and other intangible assets	217,273	69,693	130,791	211,639
Depreciation	13,844	3,777	7,348	11,434
Goodwill impairment	81,943	—	—	563,549
	603,197	165,867	294,721	1,034,501
Operating (loss) income	(99,600)	(3,648)	47,565	(494,143)
Other (income) expense:
Gain on restructuring and reorganization, net	—	—	(669,722)	—
Interest expense	80,265	28,979	105,081	180,770
Realized and unrealized loss, net on derivative financial instruments	—	—	6,804	3,151
Refinancing expense	—	—	5,214	12,238
	80,265	28,979	(552,623)	196,159
(Loss) income before income taxes	(179,865)	(32,627)	600,188	(690,302)
Income tax expense (benefit)	1,891	704	1,775	(11,552)
Net (loss) income	(181,756)	(33,331)	598,413	(678,750)
Other comprehensive (loss) income:
Unrealized (loss) gain on derivative contracts, net	(2,102)	9	(940)	14,378
Total other comprehensive (loss) income, net of tax	(2,102)	9	(940)	14,378
Comprehensive (loss) income	(183,858)	$(33,322)	$597,473	$(664,372)

Basic and diluted income per share:
Net loss	$(8.08)	$(1.48)	$—	$—

See accompanying notes to consolidated financial statements.

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Amounts in thousands

	Successor Company		Predecessor Company
	Year Ended December 31, 2020	Period from September 1, 2019 through December 31, 2019	Period from January 1, 2019 through August 31, 2019	Year Ended December 31, 2018
Cash flows from operating activities:
Net (loss) income	$(181,756)	$(33,331)	$598,413	$(678,750)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization of subscriber accounts, deferred contract acquisition costs and other intangible assets	217,273	69,693	130,791	211,639
Depreciation	13,844	3,777	7,348	11,434
Stock-based and long-term incentive compensation	843	459	912	310
Deferred income tax expense (benefit)	100	99	—	(14,087)
Non-cash legal settlement reserve (related insurance recovery)	—	—	—	(2,750)
Amortization of debt discount and deferred debt costs	—	—	—	33,452
Gain on restructuring and reorganization, net of cash payments	—	(8,143)	(705,559)	—
Unrealized loss on derivative financial instruments, net	—	—	4,577	3,151
Refinancing expense	—	—	5,214	12,238
Bad debt expense	8,538	3,828	7,558	12,300
Loss on goodwill impairment	81,943	—	—	563,549
Other non-cash activity, net	3,788	160	(462)	24
Changes in assets and liabilities:
Trade receivables	(7,749)	(4,077)	(6,271)	(12,776)
Inventories	(1,708)	(186)	(188)	(1,373)
Prepaid expenses and other assets	(9,062)	(4,478)	2,948	(9,673)
Subscriber accounts - deferred contract acquisition costs	(2,721)	(585)	(2,193)	(5,418)
Payables and other liabilities	5,288	7,141	36,690	(18,767)
Net cash provided by operating activities	128,621	34,357	79,778	104,503
Cash flows from investing activities:
Capital expenditures	(14,707)	(4,523)	(7,100)	(14,903)
Cost of subscriber accounts acquired	(101,840)	(27,325)	(83,814)	(140,450)
Payment to GSSA for assets acquired	(10,914)	—	—	—
Net cash used in investing activities	(127,461)	(31,848)	(90,914)	(155,353)
Cash flows from financing activities:
Proceeds from long-term debt	80,000	21,000	253,100	248,800
Payments on long-term debt	(87,225)	(28,556)	(379,666)	(184,100)
Payments of earnout liability	(2,642)	—	—	—
Purchase of interest rate cap	—	(3,020)	—	—
Proceeds from equity rights offering	—	—	161,497	—
Cash contributed by Ascent Capital	—	—	24,139	—
Payments of restructuring and reorganization costs	—	(1,572)	(13,249)	—
Payments of refinancing costs	—	—	(7,404)	(9,682)
Value of shares withheld for share-based compensation	—	—	(18)	(93)
Dividend to Ascent Capital	—	—	(5,000)	(5,000)
Net cash (used in) provided by financing activities	(9,867)	(12,148)	33,399	49,925
Net (decrease) increase in cash, cash equivalents and restricted cash	(8,707)	(9,639)	22,263	(925)
Cash, cash equivalents and restricted cash at beginning of period	15,001	24,640	2,377	3,302
Cash, cash equivalents and restricted cash at end of period	$6,294	$15,001	$24,640	$2,377

See accompanying notes to consolidated financial statements.

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders' Equity (Deficit)
Amounts in thousands, except share amounts

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at December 31, 2017 (Predecessor Company)	1,000	$—	$444,330	$(334,219)	$(7,375)	$102,736
Impact of adoption of Topic 606	—	—	—	(22,720)	—	(22,720)
Impact of adoption of ASU 2017-12	—	—	—	(605)	605	—
Adjusted balance at January 1, 2018 (Predecessor Company)	1,000	$—	$444,330	$(357,544)	$(6,770)	$80,016
Net loss	—	—	—	(678,750)	—	(678,750)
Other comprehensive income	—	—	—	—	14,378	14,378
Dividend paid to Ascent Capital	—	—	(5,000)	—	—	(5,000)
Stock-based compensation	—	—	474	—	—	474
Value of shares withheld for minimum tax liability	—	—	(93)	—	—	(93)
Balance at December 31, 2018 (Predecessor Company)	1,000	$—	$439,711	$(1,036,294)	$7,608	$(588,975)
Net income	—	—	—	598,413	—	598,413
Other comprehensive loss	—	—	—	—	(940)	(940)
Dividend paid to Ascent Capital	—	—	(5,000)	—	—	(5,000)
Contribution from Ascent Capital	—	—	2,250	—	—	2,250
Stock-based compensation	—	—	43	—	—	43
Value of shares withheld for minimum tax liability	—	—	(18)	—	—	(18)
Cancellation of Predecessor equity	(1,000)	—	(436,986)	437,881	(6,668)	(5,773)
Issuance of Successor common stock	22,500,000	225	379,175	—	—	379,400
Balance at August 31, 2019 (Predecessor Company)	22,500,000	$225	$379,175	$—	$—	$379,400

Balance at September 1, 2019 (Successor Company)	22,500,000	$225	$379,175	$—	$—	$379,400
Net loss	—	—	—	(33,331)	—	(33,331)
Other comprehensive income	—	—	—	—	9	9
Balance at December 31, 2019 (Successor Company)	22,500,000	$225	$379,175	$(33,331)	$9	$346,078
Adoption of ASU 2016-13	—	—	—	(1,627)	—	(1,627)
Adjusted balance at January 1, 2020 (Successor Company)	22,500,000	$225	$379,175	$(34,958)	$9	$344,451
Net loss	—	—	—	(181,756)	—	(181,756)
Other comprehensive loss	—	—	—	—	(2,102)	(2,102)
Balance at December 31, 2020 (Successor Company)	22,500,000	$225	$379,175	$(216,714)	$(2,093)	$160,593

See accompanying notes to consolidated financial statements.

MONITRONICS INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(1)    Basis of Presentation

Monitronics International, Inc. and its subsidiaries (collectively, "Monitronics" or the "Company", doing business as "Brinks Home SecurityTM") provides residential customers and commercial client accounts with monitored home and business security systems, as well as interactive and home automation services, in the United States, Canada and Puerto Rico.  Monitronics customers are obtained through our direct-to-consumer sales channel (the "Direct to Consumer Channel"), which offers both Do-It-Yourself and professional installation security solutions and our exclusive authorized dealer network (the "Network Sales Channel"), which provides product and installation services, as well as support to customers. We also periodically acquire alarm monitoring accounts from the other alarm companies in bulk on a negotiated basis. We were wholly owned subsidiaries of Ascent Capital Group, Inc. ("Ascent Capital") until August 30, 2019.

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

(2)                         Summary of Significant Accounting Policies

Consolidation Principles

The consolidated financial statements include the accounts of the Company, its majority owned subsidiaries over which the Company exercises control and a variable interest entity. See Note 6, Variable Interest Entity for further information. All intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers investments with original purchased maturities of three months or less when acquired to be cash equivalents.

Restricted Cash

Restricted cash is cash that is restricted for a specific purpose and cannot be included in the cash and cash equivalents account.

Trade Receivables

Trade receivables consist primarily of amounts due from subscribers for recurring monthly monitoring services over a wide geographical base.  The Company performs extensive credit evaluations on the portfolios of subscriber accounts prior to acquisition and requires no collateral on the accounts that are acquired. The Company has established an allowance for doubtful accounts for estimated losses in accordance with Financial Accounting Standards Board ("FASB") ASC Topic 326, Credit Losses ("ASC 326"), resulting from the inability of subscribers to make required payments. Factors such as historical-loss experience, recoveries and economic conditions are considered in determining the sufficiency of the allowance to cover potential losses. The allowance for doubtful accounts as of December 31, 2020 and 2019 was $3,096,000 and $3,828,000, respectively.

A summary of activity in the allowance for doubtful accounts is as follows (amounts in thousands):

	Balance Beginning of Period	Charged to Expense	Write-Offs and Other	Balance End of Period
Year Ended December 31, 2020 (Successor Company)	$3,828	$8,538	$(9,270)	$3,096
Period from September 1, 2019 through December 31, 2019 (Successor Company)	$—	$3,828	$—	$3,828
Period from January 1, 2019 through August 31, 2019 (Predecessor Company)	$3,759	$7,558	$(11,317)	$—
Year Ended December 31, 2018 (Predecessor Company)	$4,162	$12,300	$(12,703)	$3,759

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

Fair Value of Financial Instruments

Fair values of cash equivalents, current accounts receivable and current accounts payable approximate their carrying amounts because of their short-term nature. The Company's debt instruments are recorded at amortized cost on the consolidated balance sheet. See Note 11, Derivatives and Note 12, Fair Value Measurements for further fair value information on the Company's debt instruments.

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

Subscriber Accounts

Subscriber accounts relate primarily to the monitoring service contracts acquired from independent dealers.  The subscriber accounts asset was adjusted to fair value in connection with the Company's application of fresh start accounting under ASC 852 upon the Company's emergence from Chapter 11 (see Note 4, Fresh Start Accounting for further information). The valuation of subscriber accounts was based on the projected cash flows to be generated by the existing subscribers as of the Effective Date. Subscriber accounts acquired after the Company's emergence from bankruptcy are recorded at cost.  All direct and incremental costs associated with the acquisition of monitoring service contracts from its independent dealers are capitalized (the "subscriber accounts asset"). Upon adoption of Accounting Standards Update 2014-19, Revenue from Contracts with customers (Topic 606), as amended, all costs on new subscriber contracts obtained in connection with a subscriber move ("Moves Costs") are expensed, whereas prior to adoption, certain Moves Costs were capitalized on the balance sheet. Also included in the subscriber accounts are capitalized contract costs related to bonus incentives and other incremental costs associated with accounts originated in the Direct to Consumer Channel.

The fair value of subscriber accounts as of the Company's emergence from Chapter 11, as well as certain accounts acquired in bulk purchases, are amortized using the 14-year 235% declining balance method. The costs of all other subscriber accounts and capitalized contract costs are amortized using the 15-year 220% declining balance method, beginning in the month following the date of acquisition. The amortization methods were selected to provide an approximate matching of the amortization of the subscriber accounts intangible asset to estimated future subscriber revenues based on the projected lives of individual subscriber contracts. Amortization of subscriber accounts for the Successor Company year ended December 31, 2020, the Successor Company period September 1, 2019 through December 31, 2019, the Predecessor Company period January 1, 2019 through August 31, 2019 and the Predecessor Company year ended December 31, 2018 was $193,037,000, $61,771,000, $130,411,000 and $204,130,000, respectively.

Based on subscriber accounts held at December 31, 2020, estimated amortization of subscriber accounts in the succeeding five fiscal years ending December 31 is as follows (amounts in thousands):

2021	$183,239
2022	$152,775
2023	$127,371
2024	$106,186
2025	$88,518

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

Amortization of dealer network and other intangible assets for the Successor Company year ended December 31, 2020, the Successor Company period September 1, 2019 through December 31, 2019, the Predecessor Company period January 1, 2019 through August 31, 2019 and the Predecessor Company year ended December 31, 2018 was $24,236,000, $7,922,000, $0 and $6,994,000, respectively.

Goodwill

The Company accounts for its goodwill pursuant to the provisions of FASB ASC Topic 350, Intangibles-Goodwill and Other ("ASC 350").  In accordance with ASC 350, goodwill is not amortized, but rather tested for impairment at least annually, or earlier if an event occurs, or circumstances change, that indicate the fair value of a reporting unit may be below its carrying amount.

To the extent necessary, recoverability of goodwill at a reporting unit level is measured using a discounted cash flow model incorporating discount rates commensurate with the risks involved, which is classified as a Level 3 measurement under FASB ASC Topic 820, Fair Value Measurements and Disclosures. The key assumptions used in the discounted cash flow valuation model include discount rates, growth and attrition rates, cash flow projections and terminal value rates. Discount rates, growth rates and cash flow projections are the most sensitive and susceptible to change as they require significant management judgment. An impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit's fair value.

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

Revenue Recognition

The Company offers its subscribers professional alarm monitoring services, as well as interactive and home automation services, through equipment at the subscriber's site that communicates with the Company’s alarm monitoring station and interfaces with other equipment at the site and third-party technology companies for interactive and home automation services. These services are typically provided under alarm monitoring agreements ("AMAs") between the Company and the subscriber. The equipment at the site is either obtained independently from our Network Sales Channel or from our Direct to Consumer Channel. The Company also offers equipment sales and installation services and, to our existing subscribers, maintenance services on existing alarm equipment. Additionally, the Company collects fees for contract monitoring, which are services provided to other security alarm companies for monitoring their accounts on a wholesale basis and other fees from subscribers for late fee or insufficient fund charges.

Revenue under subscriber AMAs is allocated to alarm monitoring revenue and, if applicable, product and installation revenue based on the stand alone selling prices ("SSP") of each performance obligation as a percentage of the total SSP of all performance obligations. Allocated alarm monitoring revenue is recognized as the monthly service is provided. Allocated product and installation revenue is recognized when the product sale is complete or shipped and the installation service is provided, typically at inception of the AMA. Product and installation revenue is not applicable to AMA's acquired from the Dealer Channel in their initial term. A contract asset is reported to the extent that cumulative revenue recognized for a contract exceeds of the sum of cash received and any outstanding accounts receivable. Contract assets are released to accounts receivable corresponding to unconditional rights to collect consideration that arise from the Company’s performance and billing of services under the terms of the AMA.

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

A policy election is applied to exclude transaction taxes (e.g., sales taxes) collected from customers from revenue when the tax is both imposed on and concurrent with a specific revenue-producing transaction.

The Company records an allowance for expected credit losses in accordance with ASC 326 on its contract assets that, when deducted from the gross asset balance, presents the net amounts expected to be collected. The allowance is estimated each period based on the Company’s historical loss experience with adjustments for current and expected future conditions. If a subscriber cancels the AMA within the negotiated term, any existing contract asset is determined to be impaired and is immediately written off through the allowance for expected credit losses. Provisions for credit losses are recognized in Selling, general and administrative expense on the consolidated statements of operations and comprehensive income (loss).

The changes in the allowance for expected credit losses on its contract assets for the year ending December 31, 2020 are as follows (amounts in thousands):

Balance as of January 1, 2020	$—
Adoption of ASU 2016-13	(1,627)
Adjusted balance as of January 1, 2020	$(1,627)
Provision for credit losses	(2,436)
Write-offs	1,978
Balance as of December 31, 2020	$(2,085)

See Note 5, Recent Accounting Pronouncements for further information regarding the adoption of ASU 2016-13.

Income Taxes

The Company accounts for income taxes under FASB ASC Topic 740, Income Taxes ("ASC 740"), which prescribes an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's consolidated financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than proposed changes in the tax law or rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

ASC 740 specifies the accounting for uncertainty in income taxes recognized in a company's consolidated financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In instances where the Company has taken or expects to take a tax position in its tax return and the Company believes it is more likely than not that such tax position will be upheld by the relevant taxing authority, the Company records the benefits of such tax position in its consolidated financial statements.

Stock-Based Compensation

The Company accounts for stock-based awards pursuant to FASB ASC Topic 718, Compensation-Stock Compensation ("ASC 718"), which requires companies to measure the cost of employee services received in exchange for an award of equity instruments (such as stock options and restricted stock) based on the grant-date fair value of the award, and to recognize that cost over the period during which the employee is required to provide service (usually the vesting period of the award). Forfeitures of awards are recognized as they occur.

Successor Company Basic and Diluted Earnings (Loss) Per Common Share

Basic earnings (loss) per common share ("EPS") is computed by dividing net income (loss) by the weighted average number of shares of Common Stock outstanding for the period.  Diluted EPS is computed by dividing net income (loss) by the sum of the weighted average number shares of Common Stock outstanding and the effect of dilutive securities. For the year ended December 31, 2020 and the period from September 1, 2019 through December 31, 2019, there were no anti-dilutive securities outstanding. The weighted average number of basic and diluted shares of Common Stock was 22,500,000 for both of the year ended December 31, 2020 and the period from September 1, 2019 through December 31, 2019. There were no public shares of Common Stock outstanding prior to September 1, 2019.

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

Supplemental Cash Flow Information

	Successor Company		Predecessor Company
	Year Ended December 31, 2020	Period from September 1, 2019 through December 31, 2019	Period from January 1, 2019 through August 31, 2019	Year Ended December 31, 2018
State taxes paid, net	$2,532	$—	$2,637	$2,569
Interest paid	$78,954	$28,467	$72,710	$147,632
Accrued capital expenditures	$572	$1,804	$1,405	$552
Earnout Payments liability	$114,603	$—	$—	$—

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

See Note 10, Debt for further information regarding these debt transactions.

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

Ascent Capital Merger

As previously announced, on May 24, 2019, the Company and Ascent Capital entered into the Merger Agreement. On August 21, 2019, in connection with, and prior to the completion of the Merger, the stockholders of Ascent Capital approved the Merger Agreement at a special meeting of the stockholders. On August 30, 2019, the Company completed the Merger with Ascent Capital in accordance with the Merger Agreement. The Company was the surviving corporation and, immediately following the Merger, was redomiciled in Delaware. The Company’s certificate of incorporation adopted in accordance with the Plan authorized the issuance of 45,000,000 shares of Common Stock, par value $0.01 per share ("Common Stock"), and 5,000,000 shares of Preferred Stock, par value $0.01 per share ("Preferred Stock"). For more information, see Note 15, Stockholders' Equity.

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

Predecessor Company
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

(5)    Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments-Credit Losses (Topic 326) ("ASU 2016-13"), and related amendments, which replaces the incurred loss impairment methodology under prior GAAP with an expected credit loss model. ASU 2016-13 affects trade receivables, loans, contract assets, certain beneficial interests, off-balance sheet credit exposures not accounted for as insurance and other financial assets that are not subject to fair value through net income, as defined by the standard. Under the expected credit loss model, we are required to consider future economic trends to estimate expected credit losses over the lifetime of the asset. We adopted ASU 2016-13 as of January 1, 2020 using the modified retrospective approach and recorded a $1,627,000 increase in Accumulated deficit and a reduction in Contract assets, net - current portion, which is included in Prepaid and other current assets in the consolidated balance sheets, as an opening adjustment.

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

(6)                         Variable Interest Entity

On December 23, 2020, the Company completed a transaction (the "Select Security Transaction") in which it will acquire approximately 40,000 alarm monitoring contracts from Kourt Security Partners, LLC, doing business as Select Security (the "Seller"). The Company will take ownership of the alarm monitoring contracts through an earnout structure that includes a $10,914,000 upfront payment and a 50-month earnout period (the "Earnout Period"). Per the terms of the Select Security Transaction, the Seller transferred title of the monitoring contracts and other certain business assets to GS Security Alarm LLC ("GSSA"). GSSA is a bankruptcy-remote special purpose vehicle designed only to transact the sale of subscriber accounts and related assets to the Company. The Company was significantly involved in the design of GSSA; however, the Company does not own any equity interest in GSSA. GSSA transferred the specified business assets to the Company immediately after close as well as a certain subset of the monitoring contracts. Title to the remaining monitoring contracts will transfer from GSSA to the Company during the Earnout Period with title to all of the monitoring contracts transferred by month 50. For 90 days after the close, the Seller will provide transition services to the Company.

The Company also signed a monitoring services agreement with GSSA that establishes the Company as the sole and exclusive service provider for all of the subscriber accounts regardless of legal ownership during the 50-month period. Through this contract, the Company is responsible for all aspects of servicing the subscriber accounts and for making all operating and management decisions regarding these accounts in a manner in the Company’s sole discretion. The Company is also responsible for incurring all costs to serve the accounts and is entitled to the revenues generated by the accounts.

We determined that GSSA is a variable interest entity ("VIE") because the equity holder lacks the power to direct the activities that most significantly impact GSSA's economic performance. This conclusion is based upon GSSA’s legally restricted and limited purpose as designed by the Company as well as the monitoring services agreement that conveys all operating decisions and responsibilities to the Company. Further, we determined that the Company is the primary beneficiary of GSSA as we have both the power to direct the activities that most significantly impact GSSA’s economic performance and the obligation to absorb profits and/or losses of GSSA that could potentially be significant to GSSA.

We determined that GSSA does not meet the definition of a business as per FASB Topic ASC 810, Consolidation (Topic 810) ("ASC 810"), and therefore we applied the guidance in ASC 810 for initial consolidation of a VIE that is not a business when consolidating GSSA’s financial statements for the year ended December 31, 2020. No gain or loss was generated as a result of the initial consolidation as the fair value of the consideration paid was consistent with the $42,214,000 fair value of net assets acquired.

At December 31, 2020, GSSA holds $35,171,000 of assets, of which $35,148,000 is the subscriber accounts intangible asset. This asset is presented in Subscriber accounts and deferred contract acquisition costs, net on the consolidated balance sheets. The remaining asset held by GSSA at December 31, 2020 consists of an immaterial amount of accounts receivable. GSSA does not hold any other assets or liabilities at December 31, 2020.

Notwithstanding its legal form, the Company’s transaction with GSSA has substantive characteristics of a financing arrangement with an obligation for the residual interest in GSSA. Accordingly, the noncontrolling interest in GSSA is presented as a liability within the Company’s consolidated financial statements.

The initial cash payment made at closing to GSSA’s equity holder is presented within cash outflows for investing activities in our consolidated statements of cash flows. As of December 31, 2020, cash earnout payments to GSSA’s equity holder have not yet commenced.

(7)                         Property and Equipment

Property and equipment consist of the following (amounts in thousands):

	December 31, 2020	December 31, 2019
Property and equipment, net:
Leasehold improvements	$547	$397
Computer systems and software	57,126	43,915
Furniture and fixtures	1,891	1,561
	59,564	45,873
Accumulated depreciation	(17,621)	(3,777)
Property and equipment, net	$41,943	$42,096

Depreciation expense for the Successor Company year ended December 31, 2020, the Successor Company period September 1, 2019 through December 31, 2019, the Predecessor Company period January 1, 2019 through August 31, 2019, and the Predecessor Company year ended December 31, 2018 was $13,844,000, $3,777,000, $7,348,000 and $11,434,000, respectively.

In connection with the application of fresh start accounting on August 31, 2019, the Company recorded fair value adjustments disclosed in Note 4, Fresh Start Accounting. Accumulated depreciation was therefore eliminated as of that date.

(8)                         Goodwill

The following table provides the activity and balances of goodwill by reporting unit (amounts in thousands):

Brinks Home Security
Balance at December 31, 2018 (Predecessor Company)	$—
Period activity	—
Balance at August 31, 2019 (Predecessor Company)	$—
Impact of fresh start accounting	81,943
Balance at August 31, 2019 (Successor Company)	$81,943
Period activity	—
Balance at December 31, 2019 (Successor Company)	$81,943
Goodwill impairment	(81,943)
Balance at December 31, 2020 (Successor Company)	$—

The Company accounts for its goodwill pursuant to the provisions of FASB ASC Topic 350, Intangibles - Goodwill and Other. In accordance with ASC 350, goodwill is not amortized, but rather tested for impairment at least annually, or earlier if an event occurs, or circumstances change, that indicate the fair value of a reporting unit may be below its carrying amount.

As of March 31, 2020, the Company determined that a triggering event had occurred as a result of the recent economic disruption and uncertainty due to the COVID-19 pandemic. In response to the triggering event, the Company performed a quantitative impairment test at the Brinks Home Security entity level as we operate as a single reporting unit. The fair value of the Company's reporting unit was estimated based on a discounted cash flow model and market-based approach. Assumptions critical to our fair value estimate under the discounted cash flow model include the discount rate, projected average revenue growth and projected long-term growth rates in the determination of terminal values. The results of the quantitative assessment indicated that the carrying value was in excess of the fair value of the reporting unit, including goodwill. An impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit's fair value. Applying this methodology, we recorded a full goodwill impairment charge of $81,943,000 during the year ended December 31, 2020. The factors leading to the goodwill impairment were lower projected overall account acquisition in future periods due to the estimated impact of COVID-19 on our account acquisition channels and an increase in the discount rate applied in the discounted cash flow model based on current economic conditions. This resulted in reductions in future cash flows and a lower fair value as calculated under the income approach.

Upon the application of fresh start accounting on August 31, 2019, the Company recorded fair value adjustments disclosed in Note 4, Fresh Start Accounting. The amount recognized for goodwill represented the amount of the reorganization value, after the fresh start accounting adjustments, left over after allocating to the fair value of acquired assets and liabilities.

(9)    Other Accrued Liabilities

Other accrued liabilities consisted of the following (amounts in thousands):

	December 31, 2020	December 31, 2019
Accrued payroll and related liabilities	$11,563	$5,908
Interest payable	278	291
Income taxes payable	2,301	2,603
Operating lease liabilities	3,418	3,725
Contingent dealer liabilities	2,756	3,274
Earnout Payments liability	31,633	—
Other	6,772	9,153
Total Other accrued liabilities	$58,721	$24,954

(10)    Debt

Debt consisted of the following (amounts in thousands):

	December 31, 2020	December 31, 2019
Takeback Loan Facility, matures March 29, 2024, LIBOR plus 6.5%, subject to a LIBOR floor of 1.25%, with an effective rate of 8.0%	$812,219	$820,444
Term Loan Facility, matures July 3, 2024, LIBOR plus 5.0%, subject to a LIBOR floor of 1.5%, with an effective rate of 6.7%	150,000	150,000
Revolving Credit Facility, matures July 3, 2024, LIBOR plus 5.0%, subject to a LIBOR floor of 1.5%, or base rate (with a floor of 4.5%) plus 4.0%, with an effective rate of 9.5%	17,000	16,000
	$979,219	$986,444
Less: Current portion of long-term debt	(8,225)	(8,225)
Long-term debt	$970,994	$978,219

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

Credit Facilities

On the Effective Date, pursuant to the terms of the Plan, the Debtors entered into a $145,000,000 senior secured revolving credit facility (the "Revolving Credit Facility"), including a $10,000,000 swingline loan, and $150,000,000 in senior secured term loans (the "Term Loan Facility" and together with the Revolving Credit Facility, the "Credit Facilities") with the lenders party thereto, and Encina Private Credit SPV, LLC as administrative agent, swingline lender and L/C issuer. As of December 31, 2020, the Company had $600,000 available under a standby letter of credit issued. As of December 31, 2020, $127,400,000 is available for borrowing under the Revolving Credit Facility, subject to certain financial covenants.

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

The terms of the Takeback Loan Facility and the Credit Facilities provide for certain financial and nonfinancial covenants.  As of December 31, 2020, the Company was in compliance with all required covenants under these financing arrangements.

As of December 31, 2020, principal payments scheduled to be made on the Company’s debt obligations are as follows (amounts in thousands):

2021	$8,225
2022	8,225
2023	8,225
2024	954,544
2025	—
Thereafter	—
Total debt principal payments	$979,219

(11)    Derivatives

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

During the year ended December 31, 2020 and the Successor Company period from September 1, 2019 through December 31, 2019, interest expense of $740,000 and $71,000, respectively, was reclassified from Accumulated other comprehensive income (loss) to Interest expense on the consolidated statements of operations and comprehensive income (loss). The Company expects to similarly reclassify approximately $737,000 from Accumulated other comprehensive income (loss) to Interest expense on the consolidated statements of operations and comprehensive income (loss) in the next twelve months.

The fair value of the interest rate cap was $117,000 at December 31, 2020, and constituted an asset of the Company. The fair value of the interest rate cap is included in non-current Other assets, net on the consolidated balance sheets based on the maturity date of the derivative instrument. See Note 12, Fair Value Measurements for related fair value disclosures.

Interest Rate Swaps

Historically, the Company utilized Swaps to reduce the interest rate risk inherent in the Company's variable rate Credit Facility term loan. The valuation of these instruments was determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflected the contractual terms of the derivatives, including the period to maturity, and used observable market-based inputs, including interest rate curves and implied volatility. The Company incorporated credit valuation adjustments to appropriately reflect the respective counterparty's nonperformance risk in the fair value measurements. See Note 12, Fair Value Measurements for additional information about the credit valuation adjustments.

Prior to December of 2018, all of the Swaps were designated and qualified as cash flow hedging instruments, with the effective portion of the Swaps' change in fair value recorded in Accumulated other comprehensive income (loss). However, in December of 2018, given the potential for changes in the Company's future expected interest payments that these Swaps hedged, all of the Swaps no longer qualified as a cash flow hedge and were de-designated as such. Before the de-designation, changes in the fair value of the Swaps were recognized in Accumulated other comprehensive income (loss) and were reclassified to Interest expense when the hedged interest payments on the underlying debt were recognized. After the de-designation, changes in the fair value of the Swaps are recognized in Unrealized loss on derivative financial instruments on the consolidated statements of operations and comprehensive income (loss). For the period from January 1, 2019 through August 31, 2019, the Company recorded an Unrealized loss on derivative financial instruments of $4,577,000. On April 30, 2019, the various counterparties and the Company agreed to settle and terminate all of the outstanding swap agreements, which required us to pay $8,767,000 in termination amount to certain counterparties and required a certain counterparty to pay $6,540,000 in termination amount to us, resulting in a Realized net loss on derivative financial instruments of $2,227,000. There are no Swaps outstanding as of December 31, 2020.

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

The impact of the derivatives designated as cash flow hedges on the consolidated financial statements is depicted below (amounts in thousands):

	Successor Company		Predecessor Company
	Year Ended December 31, 2020	Period from September 1, 2019 through December 31, 2019	Period from January 1, 2019 through August 31, 2019	Year Ended December 31, 2018
Effective portion of gain (loss) recognized in Accumulated other comprehensive income (loss)	$(2,842)	$(62)	$—	$12,882
Interest cost of interest rate cap reclassified into Net loss (a)	$740	$71	$—	$—
Effective portion of loss reclassified from Accumulated other comprehensive income (loss) into Net income (loss) (b)	$—	$—	$(940)	$(1,496)

(a)        Amounts are included in Interest expense in the consolidated statements of operations and comprehensive income (loss).
(b)        Amounts are included in Interest expense in the consolidated statements of operations and comprehensive income (loss). Upon the adoption of ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities on January 1, 2018, ineffectiveness is no longer measured or recognized.

(12)    Fair Value Measurements

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

The following summarizes the fair value level of assets and liabilities that are measured on a recurring basis at December 31, 2020 and December 31, 2019 (amounts in thousands):

	Level 1	Level 2	Level 3	Total
December 31, 2020
Interest rate cap agreement - asset (a)	$—	$117	$—	$117
Total	$—	$117	$—	$117
December 31, 2019
Interest rate cap agreement - asset (a)	$—	$2,959	$—	$2,959
Total	$—	$2,959	$—	$2,959

(a)    Interest rate cap asset value is included in non-current Other assets on the consolidated balance sheets.

The Company has determined that the significant inputs used to value the interest rate cap fall within Level 2 of the fair value hierarchy.  As a result, the Company has determined that its interest rate cap valuation is classified in Level 2 of the fair value hierarchy.

Carrying values and fair values of financial instruments that are not carried at fair value are as follows (amounts in thousands):

	December 31, 2020	December 31, 2019
Long term debt, including current portion
Carrying value	$979,219	986,444
Fair value (a)	$883,377	$857,717

(a)     The fair value is based on market quotations from third-party financial institutions and is classified as Level 2 in the hierarchy.

The Company’s other financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable and contingent dealer liabilities, are carried at cost, which approximates their fair value because of their nature.

(13)                         Income Taxes

The Company's Income tax expense (benefit) is as follows (amounts in thousands):

	Successor Company		Predecessor Company
	Year Ended December 31, 2020	Period from September 1, 2019 through December 31, 2019	Period from January 1, 2019 through August 31, 2019	Year Ended December 31, 2018
Current:
Federal	$—	$—	$—	$—
State	1,791	604	1,775	2,535
	$1,791	$604	$1,775	$2,535
Deferred:
Federal	$—	$—	$—	$(12,892)
State	100	100	—	(1,195)
	$100	$100	$—	$(14,087)
Total Income tax expense (benefit)	$1,891	$704	$1,775	$(11,552)

Total Income tax expense (benefit) differs from the amounts computed by applying the U.S. federal income tax rate of 21% as a result of the following (amounts in thousands):

	Successor Company		Predecessor Company
	Year Ended December 31, 2020	Period from September 1, 2019 through December 31, 2019	Period from January 1, 2019 through August 31, 2019	Year Ended December 31, 2018
Computed expected tax expense (benefit)	$(37,772)	$(6,852)	$126,039	$(144,963)
Change in valuation allowance affecting income tax expense	37,669	6,958	16,769	52,916
Cancellation of debt income not taxable	—	—	(117,545)	—
Other restructuring and reorganization income not resulting in tax impact	—	—	(36,453)	—
Non-deductible bankruptcy costs	—	—	8,808	—
Goodwill impairment not resulting in tax impact	—	—	—	78,869
Other expense (income) not resulting in tax impact	500	42	2,755	568
Tax amortization of indefinite-lived assets	—	—	—	—
2017 Federal tax reform enactment	—	—	—	—
State and local income taxes, net of federal income taxes	1,494	556	1,402	1,058
Total Income tax expense (benefit)	$1,891	$704	$1,775	$(11,552)

Components of deferred tax assets and liabilities as of December 31, 2020 and 2019 are as follows (amounts in thousands):

	December 31, 2020	December 31, 2019
Accounts receivable reserves	$1,178	$1,008
Accrued liabilities	5,044	4,395
Earnout Payments liability	26,783	—
Net operating loss ("NOL") carryforwards	130,461	111,512
Derivative financial instruments	489	—
Other deferred tax assets	5,613	7,540
Valuation allowance	(63,881)	(24,457)
Total deferred tax assets	$105,687	$99,998
Intangible assets	(101,729)	(96,204)
Property, plant and equipment	(3,374)	(3,110)
Total deferred tax liabilities	$(105,103)	$(99,314)
Net deferred tax assets	$584	$684

For the year ended December 31, 2020, the valuation allowance increased by $39,424,000.  The change in the valuation allowance is primarily attributable to $37,669,000 of current federal income tax benefit not recognized, which increases the valuation allowance. The remaining variance in the valuation allowance is attributable to state and other deferred tax impacts.

At December 31, 2020, the Company has $483,404,000 and $202,995,000 in NOLs for federal and state tax purposes, respectively.  The federal net operating losses recognized through December 31, 2017 of $306,134,000 expire at various times from 2027 through 2037.  The state net operating loss carryforwards will expire through 2040.  Approximately $510,000 of the Company’s net operating losses are subject to Internal Revenue Code Section 382 limitations.  The Company also has $584,000 of state credits that will expire through 2027.

As of December 31, 2020, the 2017 to 2020 tax years remain open to examination by the IRS and the 2016 to 2020 tax years remain open to examination by certain state tax authorities.

A reconciliation of the beginning and ending amount of uncertain tax positions, which is recorded in other long term liabilities, is as follows (amounts in thousands):

	Successor Company		Predecessor Company
	Year Ended December 31, 2020	Period from September 1, 2019 through December 31, 2019	Period from January 1, 2019 through August 31, 2019	Year Ended December 31, 2018
As of the beginning of the year	$5,629	$5,629	$205	$204
Increases for tax positions of current years	—	—	—	7
Reductions for tax positions of prior years	—	—	—	(6)
Increase from Ascent downstream merger	—	—	5,424	—
As of the end of the year	$5,629	$5,629	$5,629	$205

When the tax law requires interest to be paid on an underpayment of income taxes, the Company recognizes interest expense from the first period the interest would begin accruing according to the relevant tax law. Any accrual of interest and penalties related to underpayment of income taxes on uncertain tax positions is included in Income tax expense in the accompanying consolidated statements of operations and comprehensive income (loss). As of December 31, 2020, accrued interest and penalties related to uncertain tax positions were approximately $143,000.  The Company does not expect a significant change in uncertain tax positions in the next twelve months.

In the fourth quarter of 2020, based on recent state guidance changes, the Company filed amended state tax returns for tax years 2015-2018 in one jurisdiction, utilizing a different income sourcing methodology than was used when the returns were originally filed. The amended returns are claiming a total cash tax refund of approximately $9,000,000 for state tax previously paid with the original filings. Based on the uncertainty of how the recent state guidance changes will be applied, the position is not considered to be more likely than not, therefore, any tax benefit would be offset by a corresponding reserve. As such, no benefit or reserve was recognized in the consolidated financial statements for the year ended December 31, 2020.

(14)                         Stock-Based and Long-Term Compensation

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

Through December 31, 2020, and pursuant to the Plan, the company granted a total of 1,317,750 Performance-Based Restricted Stock Unit awards ("PRSUs") and a total of 564,750 Time-Based Restricted Stock Unit awards ("TRSUs") covering shares of common stock to certain of the company's directors, executives and senior leadership employees. Each RSU represents a contractual right to receive one share of the company’s common stock upon becoming fully vested and payable subject to the terms and conditions of the respective award agreement. Both the PRSUs and the TRSUs are subject to performance condition such that the awards are not payable unless there is a change in control of the company. Because a change in control is not probable of occurring as of the reporting date, no compensation expense has been recognized for either the PRSUs or the TRSUs for the year ended December 31, 2020.

Cash Incentive Plan

In 2017 and 2018, the Company made awards to certain employees under its 2017 Cash Incentive Plan (the “2017 Plan”). The 2017 Plan provides the terms and conditions for the grant of, and payment with respect to, phantom units granted to certain officers and other key personnel of the Company. When each award was originally granted, the value of a single phantom unit (“phantom unit value”) was tied to the value of Ascent Capital Series A Common Stock. Upon completion of the Merger, the number of outstanding phantom units was converted using the Exchange Ratio. Following the Merger, the phantom unit value is tied to the value of Common Stock. The 2017 Plan is administered by a committee (the "committee") whose members are designated by the Compensation Committee of Monitronics' Board of Directors. Grants are determined by the committee, with the first grant occurring on January 1, 2017 and a second grant occurring on January 1, 2018. There were 6,644 phantom units outstanding as of December 31, 2020. The phantom units vest annually over a three-year period beginning on the grant date and are payable in cash at each vesting date. The Company records a liability and a charge to expense based on the phantom unit value and percent vested at each reporting period. As of December 31, 2020, $83,000 was accrued for the estimated vested value of the phantom awards.

(15)    Stockholders' Equity

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

As of December 31, 2020, the Company had 22,500,000 issued and outstanding shares of Common Stock.

Successor Preferred Stock

The board of directors of the Company has the authority, without action by its stockholders, to designate and issue preferred stock of the Company in one or more series and to designate the rights, powers, preferences and privileges of each series and any qualifications, limitations or restrictions thereof, which may be greater or less than the rights of the Common Stock. As of December 31, 2020, no shares of preferred stock were issued.

Accumulated Other Comprehensive Income (Loss)

The following table provides a summary of the changes in Accumulated other comprehensive income (loss) for the periods presented (amounts in thousands):

Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2017 (Predecessor Company)	$(7,375)
Impact of adoption of ASU 2017-12	605
Adjusted balance at January 1, 2018 (Predecessor Company)	$(6,770)
Unrealized gain on derivatives recognized through Accumulated other comprehensive income (loss), net of income tax of $0 (a)	12,882
Reclassifications of unrealized loss on derivatives into Net loss, net of income tax of $0 (b)	1,496
Net period other comprehensive income	14,378
Balance at December 31, 2018 (Predecessor Company)	$7,608
Reclassifications of unrealized loss on derivatives into Net loss, net of income tax of $0 (b)	(940)
Balance at August 31, 2019 (Predecessor Company)	$6,668
Impact of fresh start accounting (c)	(6,668)
Balance at August 31, 2019 (Successor Company)	$—
Unrealized loss on interest rate cap recognized through Accumulated other comprehensive income (loss), net of income tax of $0 (a)	(62)
Interest cost of interest rate cap reclassified into Net loss, net of income tax of $0 (b)	71
Net period other comprehensive income	9
Balance at December 31, 2019 (Successor Company)	$9
Unrealized loss on interest rate cap recognized through Accumulated other comprehensive income (loss), net of income tax of $0 (a)	(2,842)
Interest cost of interest rate cap reclassified into Net loss, net of income tax of $0 (b)	740
Net period other comprehensive loss	(2,102)
Balance at December 31, 2020 (Successor Company)	$(2,093)

(a)    No income taxes were recorded on the unrealized gain / (loss) on derivative instrument amounts for 2020, 2019 and 2018 because the Company is subject to a full valuation allowance.
(b)    Amounts reclassified into Net loss are included in Interest expense on the consolidated statements of operations and comprehensive income (loss).  See Note 11, Derivatives for further information.
(c)    The remaining amount recognized in Accumulated other comprehensive income (loss) was evaluated to have no fair value upon the application of fresh start accounting pursuant to the Plan. See Note 4, Fresh Start Accounting for further information.

(16)                         Employee Benefit Plans

The Company offers a 401(k) defined contribution plan covering its full-time employees. The plan is funded by employee and employer contributions. Total 401(k) plan expense for the Successor Company year ended December 31, 2020, the Successor Company period September 1, 2019 through December 31, 2019, the Predecessor Company period January 1, 2019 through August 31, 2019, and the Predecessor Company year ended December 31, 2018 was $462,000, $124,000, $204,000 and $172,000, respectively.

(17)    Commitments, Contingencies and Other Liabilities

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

Asset Purchase Agreements Subject to Earnout Payments

On June 17, 2020, the Company acquired certain contracts for the provision of alarm monitoring and related services (the "Accounts") as well as the related accounts receivable, intellectual property and equipment inventory of Protect America, Inc. The Company paid approximately $16,600,000 at closing and will make 50 subsequent monthly payments ("Earnout Payments" will here to be defined as contingent payments to acquire subscriber accounts) consisting of a portion of the revenue attributable to the Accounts, subject to adjustment for Accounts that are no longer active, which began in August 2020. The transaction was accounted for as an asset acquisition with the cost of the assets acquired recorded as of June 17, 2020 and an estimated undiscounted liability for the Earnout Payments of approximately $86,000,000. The Earnout Payments liability for Protect America was estimated based on the terms of the payout and the forecasted attrition of the Protect America subscriber base. The estimated Earnout Payments liability for Protect America as of December 31, 2020 is approximately $83,211,000. Of this amount, $56,275,000 is presented within non-current Other Liabilities, and the remainder is presented within current Other accrued liabilities on the consolidated balance sheets.

As noted in Note 6, Variable Interest Entity above, the Company completed an asset purchase agreement with GSSA on December 23, 2020 to acquire approximately 40,000 alarm monitoring contracts through an earnout structure that included an upfront payment of $10,914,000 and a non-controlling interest liability of $31,300,000 representing the estimated discounted liability of the Earnout Payments owed to GSSA. The Earnout Payments liability for GSSA was estimated based on the terms of the payout and the forecasted attrition of the GSSA subscriber base, discounted at an effective interest rate of 10.9%. At December 31, 2020, the total Earnout Payments liability to GSSA’s equity holder is $31,392,000. Of this amount, $26,695,000 is presented within non-current Other Liabilities and the remainder is presented within current Other accrued liabilities on the consolidated balance sheets.

We monitor actual versus forecasted attrition to identify the need for potential adjustments to the Earnout Payments liabilities each period. The monthly Earnout Payments are classified as Cash flows from financing activities on the consolidated statements of cash flows.

(18)    Revenue Recognition

Disaggregation of Revenue

Revenue is disaggregated by source of revenue as follows (in thousands):

	Successor Company		Predecessor Company
	Year Ended December 31, 2020	Period from September 1, 2019 through December 31, 2019	Period from January 1, 2019 through August 31, 2019	Year Ended December 31, 2018
Alarm monitoring revenue	$456,571	$147,646	$319,172	$498,236
Product, installation and service revenue	42,309	12,671	19,111	38,455
Other revenue	4,717	1,902	4,003	3,667
Total Net revenue	$503,597	$162,219	$342,286	$540,358

Contract Balances

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers (in thousands):

	December 31, 2020	December 31, 2019
Trade receivables, net	$13,360	$12,083
Contract assets, net - current portion (a)	$13,982	$12,070
Contract assets, net - long-term portion (b)	$16,319	$14,852
Deferred revenue	$13,300	$12,008

(a)        Amount is included in Prepaid and other current assets in the consolidated balance sheets.
(b)        Amount is included in Other assets in the consolidated balance sheets.

(19)    Leases

Effective January 1, 2019, the Company accounts for leases under ASU 2016-02, Leases (Topic 842), and related amendments, which requires lessees to recognize a right of use asset and a lease liability for substantially all leases and to disclose key information about leasing arrangements.

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

All of the Company's leases are currently determined to be operating leases.

Components of Lease Expense

The components of lease expense were as follows (in thousands):

	Successor Company		Predecessor Company
	Year Ended December 31, 2020	Period from September 1, 2019 through December 31, 2019	Period from January 1, 2019 through August 31, 2019
Operating lease cost (a)	$729	$160	$321
Operating lease cost (b)	3,923	1,281	2,595
Total operating lease cost	$4,652	$1,441	$2,916

(a)        Amount is included in Cost of services in the consolidated statements of operations and comprehensive income (loss).
(b)        Amount is included in Selling, general and administrative, including stock-based and long-term incentive compensation in the consolidated statements of operations and comprehensive (loss).

Remaining Lease Term and Discount Rate

The following table presents the weighted-average remaining lease term and the weighted-average discount rate:

As of December 31, 2020
Weighted-average remaining lease term for operating leases (in years)	8.7
Weighted-average discount rate for operating leases	11.7%

All of the Company's lease contracts do not provide a readily determinable implicit rate. For these contracts, the Company's estimated incremental borrowing rate is based on information available either upon adoption of ASU 2016-02 or at the inception of the lease.

Supplemental Cash Flow Information

The following is the supplemental cash flow information associated with the Company's leases (in thousands):

	Successor Company		Predecessor Company
	Year Ended December 31, 2020	Period from September 1, 2019 through December 31, 2019	Period from January 1, 2019 through August 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Lease payments included in cash flows from operating activities (a)	$4,525	$1,404	$2,804
Right-of-use assets obtained in exchange for new:
Operating lease liabilities	$1,118	$543	$91

(a)        Cash flow impacts from Operating lease right-of-use assets and Operating lease liabilities are presented net on the cash flow statement in changes in Payables and other liabilities.

Maturities of Lease Liabilities

As of December 31, 2020, maturities of lease liabilities were as follows:

2021	$3,609
2022	3,549
2023	3,182
2024	3,065
2025	3,107
Thereafter	14,157
Total lease payments	$30,669
Less: Interest	(11,946)
Total lease obligations	$18,723

(20)    Consolidating Guarantor Financial Information

Monitronics (the "Parent Issuer") entered into the Takeback Loan Facility and the Credit Facilities in August 2019 and both are guaranteed by all of the Company's existing domestic subsidiaries. Consolidating guarantor financial information has not been presented in this Form 10-K as substantially all of the Company's operations are now conducted by the Parent Issuer entity. Due to the Select Security Transaction, $23,000 of accounts receivable and $35,148,000 of subscriber accounts are held in trust by GSSA, which is a non-guarantor, until which time the title of these assets transfers to the Company in accordance with the agreement. The Company believes that disclosing any additional information would not be material in evaluating the sufficiency of the guarantees.

(21)    Subsequent Events

On March 18, 2021, the Company entered into a second amendment to its Takeback Loan Facility. The second amendment provides for additional capacity under its financial covenants to facilitate the Company’s growth strategies and includes a 1% interest rate increase beginning in January 2022.

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

Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of December 31, 2020.

Management concluded that the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the financial position, results of operations and cash flows for the periods disclosed in conformity with GAAP. KPMG LLP, the Company’s independent registered public accounting firm, has issued an unqualified opinion on our consolidated financial statements as of and for the year ended December 31, 2020.

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

The Company’s management assessed the design and effectiveness of internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013). Based on this assessment, management concluded that the Company's internal control over financial reporting is designed and operating effectively.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As of December 31, 2019, Management identified a material weakness in the Company’s internal control over financial reporting related to the failure to adequately respond to changes in our business that significantly impacted risks and our system of internal control. Specifically, the Company did not completely identify and evaluate the risks of misstatement associated with the accounting and reporting of significant non-routine transactions, including certain aspects of the application of fresh start accounting in accordance with Accounting Standards Codification ("ASC") 852, Reorganizations, and as a result failed to make the necessary modifications to the system of internal control to respond to these risks. In addition, these non-routine transactions created resource constraints that resulted in certain deficiencies in the performance of the Company’s control activities in other non-routine and less technical processes. This material weakness resulted in immaterial misstatements that were corrected prior to the issuance of the Company’s financial statements. Nevertheless, this material weakness created a reasonable possibility that a material misstatement of the financial statements could occur without being prevented or detected on a timely basis.

Remediation of Material Weakness in Internal Control Over Financial Reporting

Management took steps to remediate this material weakness, including revamping our risk assessment process to better respond to accounting and process risks created by future changes in the business and other non-routine transactions, increasing the depth and experience within our accounting and finance organization and designing and implementing improved processes and internal controls. These steps were completed by the third quarter of 2020 and the material weakness was successfully remediated as of December 31, 2020. If other material weaknesses or control deficiencies occur in the future, we may be unable to report our financial results accurately on a timely basis, which could cause our reported financial results to be materially misstated and result in the loss of investor confidence and cause the market price of our common stock to decline.

Changes in Internal Control Over Financial Reporting

Except for the remediation of the material weaknesses previously described, there were no changes to our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15 and 15d-15 of the Exchange Act that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position
William E. Niles	57	Chief Executive Officer
Fred A. Graffam III	54	Chief Financial Officer, Executive Vice President and Assistant Secretary
Patrick J. Bartels, Jr.	45	Director
Stephen Escudier	39	Director
Mitchell G. Etess	63	Director
Michael J. Kneeland	67	Chairman of the Board of Directors
Michael R. Meyers	64	Director
Dick Seger	67	Director

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

Patrick J. Bartels, Jr. is the Managing Member of Redan Advisors LLC, a firm that provides fiduciary services, including board of director representation and strategic planning advisory services for domestic and international public and private business entities. Prior to founding Redan Advisors LLC, Mr. Bartels was a senior investment professional with 20 years of experience. His professional experience includes investing in complex financial restructurings and process-intensive situations in North America, Asia and Europe in a broad universe of industries. Mr. Bartels has served as a director on numerous public and private boards of directors with an extensive track-record of driving value-added returns for all stakeholders through governance, incentive alignment, capital markets transactions, and mergers and acquisitions. Mr. Bartels currently serves on the board of directors of Arch Coal, Inc. and Hexion Inc. From 2002 to December 2018, Mr. Bartels served as a Managing Principal at Monarch Alternative Capital LP, a private investment firm that focused primarily on event-driven credit opportunities. Prior to Monarch, he served as Research Analyst for high yield investments at INVESCO, where he analyzed primary and secondary debt offerings of companies in various industries. Mr. Bartels began his career at Pricewaterhouse Coopers LLP, where he was a Certified Public Accountant. He holds the Chartered Financial Analyst designation. Mr. Bartels received a Bachelor of Science in Accounting with a concentration in Finance from Bucknell University. For Monitronics International, Inc., he serves on the Audit Committee and Personnel and Compensation Committee. We believe Mr. Bartels is qualified to serve on our board of directors due to his extensive financial and accounting experience and public company board experience.

Stephen Escudier is a Partner and Co-head of Credit Opportunities with the Credit Platform at Bridgepoint based in New York. Mr. Escudier joined Bridgepoint in 2020 from EQT Credit ("EQT") which was acquired by Bridgepoint in 2020. From 2006 to 2009, prior to joining EQT, Mr. Escudier worked for Apollo Management, a private equity investment firm focusing on leveraged buyouts and the purchase of distressed securities. Before this, he was involved in structuring and negotiating financing for leveraged buyouts and corporate acquisitions in the Morgan Stanley Leveraged and Acquisition Finance team in London from 2004 to 2006. Mr. Escudier graduated from Imperial College of Science, Technology and Medicine in 2004 with a first class honours Master's degree in Mechanical Engineering. We believe Mr. Escudier is qualified to serve on our board of directors due to his extensive financial and accounting experience.

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

Michael J. Kneeland has more than 35 years of management experience in the equipment rental industry, including key positions in sales and operations with private, public and investor-owned companies, including United Rentals, Inc., Free State Industries, Inc. and Equipment Supply Company. Mr. Kneeland has been non-executive Chair of the board of directors of United Rentals since May 2019, following his retirement as chief executive officer, a position he had held since 2008. He has also served as a member of the board since 2008 and, from 2008 until March 2018, he served as president of United Rentals. Previously, he served as interim chief executive officer of United Rentals from 2007 to 2008. Mr. Kneeland joined United Rentals in 1998 as district manager upon its acquisition of Equipment Supply Company and held a variety of management roles from 1998 to 2007, including being named as Executive Vice President—Operations in 2003. In 2020, Mr. Kneeland was appointed to serve as non-executive chairman of the board of directors of Maxim Crane, a private company specializing in the rental and sale of lift equipment. Mr. Kneeland also serves on the board of directors of America Tire Distributors, one of the largest independent suppliers of tires, wheels and supplies to the automotive market, and Anticimex Group, a private pest-control company with headquarters in Stockholm, Sweden. From 2011 until June 2019, he also served on the board of directors of YRC Worldwide, Inc., a leading provider of transportation and global logistics services, and he served as the Chair of the Compensation Committee from July 2011 until May 2017. In 2015, Mr. Kneeland was designated Co-Chair, Transportation Stakeholder Alliance (The Business Council of Fairfield County) and was also appointed to the National Advisory Board for the Johns Hopkins Berman Institute of Bioethics. We believe Mr. Kneeland is qualified to serve on our board of directors due to his extensive management experience and previous public company board experience.

Michael R. Meyers joined Ethos Capital, a private equity investment firm, in January 2021 as an executive director. Mr. Meyers also serves as an adjunct professor at Texas Christian University, where he teaches an MBA case study course at the Neeley School of Business that focuses on how capital structure enhances shareholder value. Mr. Meyers has held this position since January 2018. He also currently serves as the Manager of Mike R. Meyers LLC, a consulting and advisory services firm. Mr. Meyers previously served as Senior Vice President and Chief Financial Officer of Ascent from 2011 until October 2017. Mr. Meyers also served as the Chief Financial Officer of Monitronics International, Inc., from July 1996 to October 2017. Prior to joining Monitronics, Mr. Meyers had over 15 years of accounting, finance, and operations experience, including working in public accounting firms as a certified public accountant. He has worked with a variety of businesses, including Fortune 500, medium and small companies. We believe Mr. Meyers is qualified to serve on our board of directors due to his experience in the home security industry and his understanding of our business and the history of our organization.

Dick Seger founded the residential home security company Securitas Direct Verisure in Sweden in 1988 as a division of Securitas AB, a global guarding and security services company. He was appointed President and Chief Executive Officer of Securitas Direct Verisure in 2006 after it was spun-off from Securitas AB and listed at the Nasdaq OMX Stockholm Exchange. Mr. Seger served in this role until 2016. He has also served as a board member of Anticimex AB, a global pest control company, since 2018 and as a board member of Securitas AB since 2017. Mr. Seger serves as an industrial adviser to EQT, a private equity firm, as well as to small technology start-ups. Mr. Seger holds a Master of Science from the Linköping University in Sweden. We believe Mr. Seger is qualified to serve on our board of directors due to his extensive management experience in the home security industry.

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

Risk Oversight

One of the key functions of our Board is informed oversight of our risk management process. Our Board does not have a standing risk management committee, but rather administers this oversight function directly through our Board as a whole, as well as through various standing committees of our Board that address risks inherent in their respective areas of oversight. In particular, our Board is responsible for monitoring and assessing strategic risk exposure and our Audit Committee has the responsibility to consider and discuss our major financial risk exposures and the steps our management has taken to monitor and control these exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken. Our Audit Committee also monitors compliance with legal and regulatory requirements. Our Compensation Committee assesses and monitors whether any of our compensation policies and programs has the potential to encourage excessive risk-taking. While each committee is responsible for evaluating certain risks and overseeing the management of such risks, our entire Board is regularly informed through committee reports about such risks.

Code of Ethics and Corporate Governance Guidelines

We have adopted a Code of Business Conduct and Ethics that is applicable to all employees, officers and members of our Board, which constitutes our "code of ethics" within the meaning of Section 406 of the Sarbanes-Oxley Act, and Corporate Governance Guidelines applicable to our Board, each of which are available on our website at http://ir.brinkshome.com/corporate-governance/governance-documents. In addition, we intend to post on our website all disclosures that are required by law concerning any amendments to, or waivers from, any provisions of our code of ethics.

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

ITEM 11. EXECUTIVE COMPENSATION

This section sets forth information relating to, and an analysis and discussion of, the material components of the executive compensation program for the following executive officers, who are our 2020 named executive officers:

•William E. Niles, our Chief Executive Officer;

•Fred A. Graffam III, our Chief Financial Officer, Executive Vice President and Assistant Secretary; and

•Jeffery R. Gardner, our former Chief Executive Officer.

The following disclosure describes the compensation paid to or earned by our named executive officers in 2020 by the Company. On February 27, 2020, Mr. Gardner stepped down as our Chief Executive Officer and, effective as of March 2, 2020, his employment with us terminated. On February 27, 2020, Mr. Niles was appointed as our Interim Chief Executive Officer until September 30, 2020, at which time our Board appointed Mr. Niles as our permanent Chief Executive Officer.

SUMMARY COMPENSATION TABLE

Summary Compensation Table

The following table sets forth information regarding the compensation paid to our named executive officers during the years ended December 31, 2020, 2019 and 2018 for services to the Company.

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($) (2)	Non-Equity Incentive Plan Compensation ($) (3)	All Other Compensation ($) (4)(5)(6)(7)	Total ($)

William E. Niles	2020	523,981	127,317	—	841,744	12,698	1,505,740
Chief Executive Officer	2019	540,442	7,019	—	528,372	3,317,218	4,393,051
	2018	486,923	25,000	368,000	375,000	14,421	1,269,344

Fred A. Graffam III	2020	413,995	289,822	75,000	393,377	18,351	1,190,545
Chief Financial Officer, EVP	2019	383,250	106,328	75,000	131,111	11,548	707,237
and Assistant Secretary	2018	365,000	—	300,000	91,884	5,581	762,465

Jeffery R. Gardner (8)	2020	93,462	—	—	—	3,599,786	3,693,248
Former Chief Executive	2019	540,000	—	—	342,103	11,548	893,651
Officer	2018	540,000	—	1,500,000	131,000	11,022	2,182,022

(1)    The amounts in this column with respect to 2020 include the portion of the 2020 bonuses earned by Messrs. Niles and Graffam based on their individual performance, as determined by the compensation committee in its discretion. In addition, it includes the second and third installments of Mr. Graffam's retention bonus paid in 2020 ($166,667). In accordance with SEC rules, the column also includes the value of the Graffam Time-Based Award ($75,000) that vested during 2020; the remaining value of this award will be reported with respect to the year in which the applicable performance conditions (i.e. continued employment) are achieved, respectively.
(2)    Amounts reflect, for 2020, full grant-date fair value of phantom unit awards computed in accordance with FASB ASC Topic 718, based on the maximum number of phantom units that may be earned by Mr. Graffam. In addition, amounts reflect the full grant-date fair value of restricted stock unit awards granted during 2020, rather than the amounts paid to or realized by the named individual. In 2020, Messrs. Niles and Graffam were granted RSUs that are subject to both service-based and liquidity-based vesting conditions. As required pursuant to SEC disclosure rules, the grant-date fair values of these awards included in the table above were computed based on the probable outcomes of the performance conditions as of the applicable grant date; achievement of the performance conditions for these RSUs was not deemed probable on the grant date and, accordingly, no value is included in the table for these awards. Assuming achievement of the performance conditions, the fair values of these RSUs, determined as of the applicable grant date, to each of Messrs. Niles and Graffam is $812,500 and $325,000, respectively. We provide information regarding the assumptions used to calculate the value of all restricted stock unit awards and phantom unit awards made to named executive officers in Note 14 to the consolidated financial statements included in this Form 10-K.

(3)    The amounts in this column with respect to 2020 include the portion of the 2020 bonuses earned by Messrs. Niles and Graffam based on the achievement of pre-determined corporate performance goals. In accordance with SEC rules, this column includes the value of the Graffam Performance-Based Award ($75,000) that was earned and vested during 2020; the remaining value of this award will be reported with respect to the year in which the applicable performance conditions are achieved, respectively.
(4)    Includes the following term life and AD&D insurance premiums for 2020:

Name	Amounts ($)
William E. Niles	45
Fred A. Graffam III	45
Jeffery R. Gardner	45

(5)    Includes a reimbursement paid to Messrs. Niles, Graffam and Gardner with respect to health insurance premiums paid by each.

(6)    Includes a reimbursement of $10,000 paid to Mr. Graffam with respect to legal fees incurred in connection with the negotiation of his employment agreement.

(7)    Pursuant to Mr. Gardner’s separation agreement and general release, he received the following severance payments and benefits, in exchange for a release of claims: (i) a cash severance payment of $2,160,000; (ii) a payment of $875,000, reflecting the earned portion of his 2019 Cash Plan award; (iii) a payment of $500,000, reflecting the full vesting of his Cash Plan award for the 2020-2021 performance period; (iv) a payment of $136,228, reflecting the earned portion of his 2019 MIP payment; and (v) continued subsidized healthcare coverage for up to 18 months.

(8)    On February 27, 2020, Mr. Gardner resigned from his role as Chief Executive Officer of the Company and, effective as of March 2, 2020, his employment with us terminated.

Narrative Disclosure to Summary Compensation Table
Base Salary
Following Mr. Gardner’s departure from the Company and Mr. Niles’ appointment as our Interim Chief Executive Officer in February 2020, the compensation committee approved an increase of Mr. Niles’ annual base salary to $550,000 (pro-rated for 2020). Mr. Niles’ annual base salary did not change as a result of the Board appointing Mr. Niles as our permanent Chief Executive Officer.

Mr. Graffam’s 2020 base salary was increased from $383,250 to $442,000 on August 6, 2020. Mr. Gardner did not receive a base salary increase with respect to 2020.

2020 Bonuses

Management Incentive Plans
Each of Messrs. Niles and Graffam was eligible to earn a cash incentive bonus under the Company's 2020 Management Incentive Plan (“MIPs”), based upon individual performance and the achievement of pre-determined Company performance goals. For 2020, the corporate performance goals included (i) attrition disconnects, (ii) account creation multiple, (iii) accounts created, (iv) bulk buy units and (v) Pre-SAC Adjusted EBITDA (as defined below). The bulk buy units corporate performance goal was weighted at 10% and the other corporate performance goals were equally weighted at 20% each as a portion of the corporate performance component. The remaining 10% related to an individual performance component.

Each of Messrs. Niles and Graffam had an initial 2020 target bonus opportunity equal to 60% of his annual base salary, which, with respect to Mr. Niles, was increased in February 2020 to 150% in connection with his appointment as Interim Chief Executive Officer and, with respect to Mr. Graffam, was increased in August 2020 to 75% in connection with his amended and restated employment agreement.

The target goals with respect to each corporate performance metric under the 2020 MIP are set forth in the following table:

Corporate Performance Metric	MIP Target Goals
Attrition disconnects	127,446
Account creation multiple	35.9x
Accounts created	59,326
Bulk buy units	30,000
Pre-SAC Adjusted EBITDA (in thousands) (1)	$257,228

(1)    For purposes of the MIP, Pre-SAC Adjusted EBITDA for the 2020 MIP was defined as Adjusted EBITDA as defined in our Annual Report on Form 10-K for the year ended December 31, 2020 (the "2020 Form 10-K") for the applicable period, but excluding subscriber acquisition costs and bonus accruals.

The actual results that we achieved with respect to each corporate performance metric under the 2020 MIP are set forth in the following table:

Corporate Performance Metric	Actual Achievement
Attrition disconnects	122,655
Account creation multiple	35.5x
Accounts created	59,654
Bulk buy units	163,651
Monitronics Pre-SAC Adjusted EBITDA (in thousands)	$271,275

As mentioned above, 10% of Messrs. Niles and Graffam’s bonus opportunity under the MIP was based on the compensation committee’s subjective assessment of their individual performance in 2020. The compensation committee decided to award both Messrs. Niles and Graffam an amount equal to 175% of each of their target bonus opportunity for the individual performance component based on the compensation committee's subjective review of their individual performance in 2020.

The actual cash bonuses awarded to each named executive officer under the 2020 MIP are set forth above in the Summary Compensation Table in the columns entitled “Bonus” (with respect to the individual performance component) and “Non-Equity Incentive Plan Compensation” (with respect to the corporate performance component).

Cash Incentive Plan

In 2017, we adopted the Monitronics International, Inc. 2017 Cash Incentive Plan (the “Cash Plan”) to encourage key employees to stay with the Company and to increase their personal interest in the continued success and progress of the Company. The Cash Plan initially awarded participants phantom units which track the value of our shares of common stock. In 2019, we revised the Cash Plan to provide for the payment of dollar-denominated cash awards.

Cash Awards

In 2019, Messrs. Gardner and Graffam received performance-based and/or time-based awards under the Cash Plan, as set forth in the table below:

Executive	Cash Plan Award	Vesting
Jeffery R. Gardner	$1,000,000	Performance-Vesting (2019)
Jeffery R. Gardner	$500,000	Performance-Vesting (2020-2021) (1)
Fred A. Graffam III	$225,000	Performance-Vesting (2019-2021) (2)
Fred A. Graffam III	$225,000	Time-Vesting

(1)    In connection with his separation from the Company in 2020, Mr. Gardner's Cash Plan award that relates to the 2020-2021 performance period (or, $500,000) became fully vested and was paid to Mr. Gardner in full in exchange for a release of claims.

(2)    One-third of the Graffam Performance-Based Award (or, $75,000) is eligible to vest annually based on achievement of applicable performance goals for each year of the three-year performance period.

The award granted to Mr. Gardner that related to the 2019 performance period was earned based on (i) the achievement of pre-established revenue and adjusted EBITDA goals, which were weighted 50/50 as part of the award opportunity, and (ii) to the extent earned, continued employment through December 1, 2021. In 2019, based on the level of our achievement of the revenue and adjusted EBITDA goals, Mr. Gardner earned 87.5% (or $875,000) of this award. In connection with his separation from the Company in 2020, the earned portion of this award became fully vested and was paid to Mr. Gardner.

One of Mr. Graffam's Cash Plan awards vests based solely on continued service (the “Graffam Time-Based Award”) while the other award is earned based on the achievement of performance goals for the applicable performance period (the “Graffam Performance-Based Award”). The portion of the Graffam Performance-Based Award that was earned over the 2019 and 2020 performance periods was earned based on the achievement of a pre-established Company Pre-SAC Adjusted EBITDA (as defined below) goal. The threshold, target and maximum performance goals, and the corresponding payout at each level, are as follows (with straight-line interpolation between target/threshold and threshold/maximum):

Pre-SAC Adjusted EBITDA Achieved (of Goal)	Graffam Performance-Based Award (2019)	Graffam Performance-Based Award (2020)
96.5% - 97.4%	$37,500	$37,500
97.5% - 98.4%	$56,250	$56,250
98.5%	$75,000	$75,000

Pre-SAC Adjusted EBITDA was defined as Adjusted EBITDA as defined in our 2020 Form 10-K, but excluding subscriber acquisition costs, the impact of changes in contract assets related to ASC 606, impacts from deferred revenue Fresh Start adjustments and bonus accruals. We achieved a Pre-SAC Adjusted EBITDA in 2019 and 2020, at the maximum level; therefore, Mr. Graffam earned 100% of the 2019 and 2020 portions of his award; these portions vested and were paid in 2020 and 2021, respectively.

The Graffam Time-Based Award has an aggregate value of $225,000 that vests in substantially equal one-third installments on each of the first three anniversaries of the grant date (or, January 1, 2019), subject to his continued employment through the applicable settlement date. Mr. Graffam vested into one-third of the Graffam Time-Based Award on January 1, 2020 and an additional one-third of the award on January 1, 2021.

Graffam Cash Plan Phantom Units

In 2018, Ascent granted Mr. Graffam two awards of 6,338 phantom units each under the Cash Plan; one award vests based solely on continued service in three equal annual installments beginning on March 29, 2019, subject to Mr. Graffam’s employment through the applicable settlement date (the “CFO service award”) while the other award may be earned by Mr. Graffam based on the attainment of certain performance metrics to be established by the compensation committee annually over the applicable three-year performance period (the “CFO performance award”). In 2020, the compensation committee determined that 100% of the second tranche of the CFO performance award (i.e., with respect to 2019 performance) had been earned by Mr. Graffam (i.e., 2,126 phantom units) and vested, based on the achievement of a pre-established Company Pre-SAC Adjusted EBITDA goal.

In addition, in respect of each phantom unit (if any) that becomes vested in accordance with its terms, Mr. Graffam is eligible to receive a cash amount equal to the value of a share of our common stock, plus all dividends and other distributions payable to stockholders in respect of a share of our common stock (which we refer to as “dividend equivalents”). On the settlement date, the fair market value of any vested phantom units and dividend equivalents, as determined by the compensation committee, shall be paid to Mr. Graffam in cash. For additional information on these awards, see the section entitled, “—Outstanding Equity Awards at Fiscal Year End” below.

Retention Bonus

On January 4, 2019, the compensation committee approved a retention program for certain eligible employees in order to incent their continued service with the Company through the restructuring. Under the program, Mr. Graffam received a retention bonus award, pursuant to his retention bonus agreement with the Company, in an aggregate amount of $250,000. The retention bonus was payable in three equal installments (with the first installment paid in April 2019 and the second and third installments paid on January 1, 2020 and on July 1, 2020, respectively), subject to his continued employment with us through the applicable payment date. Mr. Graffam was the only named executive officer to have received a retention bonus award under this program.

2020 Equity Compensation
On August 3, 2020, our Board, on recommendation of the compensation committee, adopted the Monitronics International, Inc. 2020 Incentive Award Plan (the “2020 Plan”), pursuant to which the Company may grant cash, equity and equity-based incentive awards to eligible service providers (including our named executive officers) in order to attract, motivate and retain the talent for which the Company competes. For a description of the 2020 Plan, see the section entitled, “Securities Authorized for Issuance Under Equity Compensation Plans” below.

In August 2020, upon the approval of our Board, we granted an award of time-based RSUs (the “Time-Based RSU Awards”) and an award of performance-based RSUs (the “Performance-Based RSU Awards”) to each of Messrs. Niles and Graffam under the 2020 Plan. In October 2020, Mr. Niles was granted an additional Time-Based RSU Award and Performance-Based RSU Award under the 2020 Plan in connection with his appointment as our permanent Chief Executive Officer. The RSU awards cover the number of shares of our common stock as set forth in the table below, and RSUs that vest will be paid following a “change in control” of the Company (as defined in the 2020 Plan).

Each RSU represents a contractual right to receive one share of our common stock in respect of each RSU that fully vests and becomes payable in accordance with its terms. The RSU awards were granted in tandem with dividend equivalents, which entitle the executives to the cash value of any dividends that would have been paid on the shares of common stock corresponding to such RSUs during the period following the grant date and ending on the date in which such corresponding RSUs are settled in shares of our common stock.

The following table sets forth the RSU awards granted to our named executive officers in the 2020 fiscal year.

Named Executive Officers		Total Number of Performance-Based RSUs (#) (1)	Total Number of Time-Based RSUs (#) (2)
William E Niles		175,000	75,000
	(3)	262,500	112,500
Fred A. Graffam III		175,000	75,000

(1)    Upon a “change in control” of the Company (as defined in the 2020 Plan), the RSUs subject to the Performance-Based RSU Awards are eligible to performance vest in an amount ranging from 0% to 100% of the total RSUs subject to the award, based on the attainment of predetermined equity values of the Company, as a multiple on invested capital (the “Equity Values”) at the time of a change in control of the Company. Any RSUs that become performance-vested in accordance with the foregoing will, in connection with the change in control, become fully vested subject to the executive’s continued service with the Company until immediately prior to the change in control. If, however, the minimum Equity Value is not achieved at the time of the change in control, the Performance-Based RSU Awards will be cancelled and forfeited at such time.

(2)    The RSUs subject to the Time-Based RSU Awards are eligible to vest as follows, subject to the executive’s continued service through the applicable vesting date: (i) 20% of the RSUs on the first anniversary of the vesting commencement date and (ii) 80% of the remaining RSUs in 48 substantially equal installments on each monthly anniversary of thereafter, such that Time-Based RSU Awards will be fully vested on the fifth anniversary of the vesting commencement date. At the time of a change in control of the Company, any unvested portion of the Time-Based RSU Awards will automatically accelerate and vest in full, subject to the executive’s continued service with the Company until immediately prior such change in control.

(3)    Reflects the RSU awards granted to Mr. Niles in connection with his appointment as our permanent Chief Executive Officer.

The treatment of the Time-Based RSU Awards and Performance-Based RSU Awards upon certain qualifying terminations of service is described below under the section entitled “—Potential Payments Upon Termination or Change-in-Control.”

Severance Benefits

Each of the employment agreements of our named executive officers, and each of our incentive plans, provides (or provided) for rights upon certain termination events, with adjustments to be made to the amounts payable to certain named executive officers if the termination occurs concurrently with or following a change of control of our Company. For additional information on such rights, see “—Potential Payments Upon Termination or Change-in-Control” below.

On February 27, 2020, Mr. Gardner resigned from his role as Chief Executive Officer of the Company and, effective as of March 2, 2020, his employment with us terminated. Pursuant to Mr. Gardner’s separation agreement and general release, he received the following severance payments and benefits, in exchange for a release of claims: (i) a cash severance payment of $2,160,000; (ii) a payment of $875,000, reflecting the earned portion of his 2019 Cash Plan award; (iii) a payment of $500,000, reflecting the full vesting of his Cash Plan award for the 2020-2021 performance period; (iv) a payment of $136,228, reflecting the earned portion of his 2019 MIP payment; (v) continued subsidized healthcare coverage for up to 18 months and (vi) a payment of $62,308 with respect to accrued but unused vacation and personal holidays.

Perquisites and Personal Benefits

For the year ended December 31, 2020, the limited perquisites and personal benefits provided to our named executive officers consisted generally of term life and accidental death & dismemberment insurance premiums and a reimbursement from our Company relating to health insurance premiums paid by each such individual. We offer our named executive officers other benefits that are also available on the same basis to all of our salaried employees, such as medical and disability insurance premiums.

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

Employment Agreements

On October 17, 2020, we entered into a new employment agreement with Mr. Niles in connection with his appointment as our permanent Chief Executive Officer, which provides for his continued employment with us as our Chief Executive Officer. In addition, on August 6, 2020, the Company entered into an amended and restated employment agreement with Fred Graffam, that provides for his continued employment with the Company as the Company’s Executive Vice President, Assistant Secretary and Chief Financial Officer. Mr. Gardner left the Company in February 2020 and, in connection with his termination of employment, effective as of March 2, 2020, we entered into a separation agreement and release of claims with Mr. Gardner.

The material terms of the employment agreements of Messrs. Niles, Graffam and Gardner in effect during 2020 are described below.

Term. Under the respective employment agreements, the employment of each of Messrs. Niles and Graffam is at-will and will continue until terminated at any time by either party. The term of Mr. Gardner’s employment agreement was scheduled to expire on September 9, 2020.

Base Salary. Pursuant to their respective employment agreements, each of our named executive officers receives (or, for Mr. Gardner, received) a base salary that is (or was) subject to an annual review for increase by the compensation committee. Under the respective employment agreements, the annual base salary for each of Messrs. Niles, Graffam and Gardner is (or, for Mr. Gardner, was) $550,000, $442,000 and $525,000, respectively, pro-rated for partial years of service.

Bonus. Each of our named executive officers is (or was) eligible to receive a bonus under our bonus program in a certain range based on percentages of the applicable named executive officer’s base salary (75% to 175% in the case of Mr. Gardner). Each of Messrs. Niles and Graffam had a target bonus opportunity equal to 60% of his annual base salary, which, with respect to Mr. Niles, was increased in February 2020 to 150% in connection with his appointment as Interim Chief Executive Officer and, with respect to Mr. Graffam, was increased in August 2020 to 75% in connection with his amended and restated employment agreement. Each named executive officer’s entitlement to receive such bonus, and the actual amount thereof, is (or was) determined by the compensation committee in its sole discretion based on the applicable named executive officer’s achievement of certain performance criteria as the compensation committee may establish in its sole discretion.

Equity Incentive Awards. Under their respective employment agreements, Messrs. Niles and Graffam are each eligible, and Mr. Gardner was eligible, to receive grants of RSUs awards under the 2020 Plan that are no less favorable than awards made to similarly-situated executives of the Company. Prior to his termination, under Mr. Gardner’s employment agreement, he was eligible to receive an annual $1.5 million grant of performance-based RSUs under the Ascent Incentive Plan (or successor plan) (“PRSUs”), with one-third of the annual PRSU award, or $500,000, to be earned based on satisfaction, as determined by the compensation committee, of certain quantitative performance criteria for a 36‑month performance period, and if earned, such PRSUs would have vested immediately, and with two‑thirds of the annual PRSU award, or $1 million, to be earned based on satisfaction, as determined by the compensation committee, of certain quantitative performance criteria for a 12‑month performance period, and if earned, such earned PRSUs would have vested on a quarterly basis during the two year period beginning on January 1 of the year following the expiration of the respective performance period.

Health, Welfare and Legal Fees. Pursuant to their respective employment agreements, each named executive officer is (or, for Mr. Gardner, was) eligible to participate in the health and welfare benefit plans and programs maintained by us for the benefit of our employees. In addition, under his employment agreement, as amended and restated, Mr. Graffam was eligible to receive reimbursement for up to $10,000 in legal fees incurred in connection with the negotiation of his employment agreement.

Termination of Employment. The terms and conditions of compensation payable upon termination of the employment of Messrs. Niles and Graffam are summarized in the section entitled, “—Potential Payments Upon Termination or Change-in-Control” below. As described above, Mr. Gardner’s employment with us terminated in 2020.

Restrictive Covenants. Each employment agreement for our named executive officers contains (or, for Mr. Gardner, contained) customary confidentiality provisions, as well as standard non-compete restrictions effective during employment and thereafter for 24 months (with respect to Mr. Niles), 12 months (with respect to Mr. Graffam) or for 21 to 45 days (with respect to Mr. Gardner) and standard non-solicitation restrictions effective during employment and thereafter for 24 months (with respect to Mr. Niles) or for 18 months (with respect to Messrs. Graffam and Gardner).

Outstanding Equity Awards at Fiscal Year-End

The following table contains information regarding the number of shares of our common stock underlying equity incentive plan awards which were outstanding as of December 31, 2020 and held by our named executive officers. Mr. Gardner did not hold any such awards as of December 31, 2020.

			Stock Awards
Name	Grant Date	Vesting Commencement Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($) (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (1)
William E. Niles
(2) Performance-Based RSU Award	10/17/2020	—	—	—	262,500	3,281,250
(3) Time-Based RSU Award	10/17/2020	2/27/2020	112,500	1,406,250	—	—
(2) Performance-Based RSU Award	8/3/2020	—	—	—	175,000	2,187,500
(3) Time-Based RSU Award	8/3/2020	8/30/2019	55,000	687,500	—	—

Fred A. Graffam III
(2) Performance-Based RSU Award	8/6/2020	—	—	—	175,000	2,187,500
(3) Time-Based RSU Award	8/6/2020	8/30/2019	55,000	687,500	—	—
(4) CFO Performance Award	3/29/2018	—	—	—	2,162	27,025
(5) CFO Service Award	3/29/2018	3/29/2019	2,162	27,025	—	—

(1)    Amounts reported are based on the closing market price of our common stock on December 31, 2020 ($12.50). Amounts reported for the Performance-Based RSU and Time-Based RSU Awards assume achievement of the maximum goal.
(2)    Upon a “change in control” of the Company (as defined in the 2020 Plan), the RSUs subject to the Performance-Based RSU Awards are eligible to performance vest in an amount ranging from 0% to 100% of the total RSUs subject to the award, based on the attainment of predetermined equity values of the Company, as a multiple on invested capital (the “Equity Values”) at the time of a change in control of the Company. Any RSUs that become performance-vested in accordance with the foregoing will, in connection with the change in control, become fully vested subject to the executive’s continued service with the Company until immediately prior to the change in control. If, however, the minimum Equity Value is not achieved at the time of the change in control, the Performance-Based RSU Awards will be cancelled and forfeited at such time. The treatment of the Performance-Based RSU Awards upon certain qualifying terminations of service is described below under the section entitled “—Potential Payments Upon Termination or Change-in-Control.”

(3)    The RSUs subject to the Time-Based RSU Awards are eligible to vest as follows, subject to the executive’s continued service through the applicable vesting date: (i) 20% of the RSUs on the first anniversary of the vesting commencement date and (ii) 80% of the remaining RSUs in 48 substantially equal installments on each monthly anniversary of thereafter, such that Time-Based RSU Awards will be fully vested on the fifth anniversary of the vesting commencement date. At the time of a change in control of the Company, any unvested portion of the Time-Based RSU Awards will automatically accelerate and vest in full, subject to the executive’s continued service with the Company until immediately prior such change in control. The treatment of the Time-Based RSU Awards upon certain qualifying terminations of service is described below under the section entitled “—Potential Payments Upon Termination or Change-in-Control.” The following Time-Based RSU Awards have vested but not paid as of December 31, 2020:

Name	Grant Date	Vesting Commencement Date	Number of Shares or Units of Stock That Have Vested but Not Paid (#)
William E. Niles
(3) Time-Based RSU Award	8/3/2020	8/30/2019	20,000

Fred A. Graffam III
(3) Time-Based RSU Award	8/6/2020	8/30/2019	20,000

(4)    Represents the phantom units that may be earned by Mr. Graffam under the Cash Plan pursuant to his CFO performance award. In the first quarter of 2021, the compensation committee determined that Mr. Graffam had earned 2,126 phantom units with respect to the third tranche of the CFO performance award, which will result in a cash payment to be made to Mr. Graffam in April 2021.

(5)    Represents the phantom units granted to Mr. Graffam under the Cash Plan with respect to the CFO service award that vest in three equal annual installments beginning on March 29, 2019, subject to Mr. Graffam’s continued employment on each vesting date. The third and final installment of Mr. Graffam’s CFO service award is scheduled to vest on March 29, 2021.

Potential Payments Upon Termination or Change-in-Control

Each of the employment agreements of our named executive officers (other than Mr. Gardner), as in effect on December 31, 2020, and each of our incentive plans provides for rights upon certain termination events, with adjustments to be made to the amounts payable to certain named executive officers if the termination occurs concurrently with or following a change of control of our Company. This section sets forth the potential payments to Messrs. Niles and Graffam if their employment had terminated or a change in control had occurred, in each case, as of December 31, 2020.

Employment Agreements
Termination Without Cause or for Good Reason

Pursuant to the employment agreements with each of Messrs. Niles and Graffam, if the Company terminates either such executive’s employment without “cause” or if the executive resigns for “good reason” (each, as defined in the applicable employment agreement), in either case, our Company would become obligated to pay the applicable named executive officer all accrued and unpaid base salary and vacation time, all approved and unpaid bonus amounts and all incurred and unpaid expenses, as well as the following severance payments and benefits (subject to his timely execution and non-revocation of a general release of claims in favor of the Company, and continued compliance with restrictive covenants described above):

(i)    a lump sum cash payment in an amount equal to two times the sum of his annual base salary plus his target bonus;
(ii)    any annual bonus earned during the year prior to the year in which the termination occurred (to the extent unpaid as of the applicable termination date); and
(iii)    up to 12 months of Company-subsidized healthcare coverage under COBRA at the same levels as in effect on the date of termination.
Death or Disability

In the event any of Messrs. Niles and Graffam dies or becomes disabled during such named executive officer’s term of employment, we become (or would have become) obligated to pay such named executive officer (or his legal representative, as applicable) all accrued and unpaid base salary and vacation time, all approved and unpaid bonus amounts and all incurred and unpaid expenses.

Cash Incentive Plan

Phantom Units

Mr. Graffam is the only named executive officer who holds outstanding phantom unit awards under the Cash Plan. Pursuant to the terms of the Cash Plan, under certain conditions, including the occurrence of certain approved transactions, a board change or a control purchase (all as defined in the Cash Plan), phantom units and unpaid dividend equivalents subject to outstanding awards under the plan will become vested and any related cash amounts will be adjusted as provided for in the individual agreement, unless individual agreements state otherwise. Pursuant to Mr. Graffam’s respective award agreements, the CFO service award and the CFO performance award under the Cash Plan would have been be treated as follows in connection with Mr. Graffam’s termination of employment on December 31, 2020:

•If Mr. Graffam’s employment is terminated by the Company without “cause” or by Mr. Graffam for “good reason” (each as defined in his respective award agreements), in either case, then the CFO service award and the CFO performance award may vest in full in the discretion of the committee appointed to administer the Cash Plan.

•If Mr. Graffam’s employment is terminated due to his death or “disability” (as defined in the Cash Plan), the CFO service award and the CFO performance award will vest in full.

Cash Awards

Following Mr. Gardner's departure from the Company, Mr. Graffam is the only named executive officer who holds outstanding cash awards under the Cash Plan. The Graffam Time-Based Award and the Graffam Performance-Based Award under the Cash Plan would have been treated as follows in connection with his termination of employment on December 31, 2020:
•If Mr. Graffam’s employment is terminated by the Company without “cause” or by Mr. Graffam for “good reason” (each as defined in his respective award agreement), in either case, prior to a “change in control” (as defined in the Cash Plan), then the Graffam Time-Based Award will vest in full and the Graffam Performance-Based Award may vest in full in the discretion of the committee appointed to administer the Cash Plan.

•If Mr. Graffam’s employment is terminated by the Company without cause or by Mr. Graffam for good reason, in either case, within 12 months following a change in control, then the Graffam Time-Based Award and the Graffam Performance-Based Award will vest in full.

•If Mr. Graffam’s employment is terminated due to his death or disability, the Graffam Time-Based Award and the Graffam Performance-Based Award will vest in full.

Management Incentive Plans

Pursuant to the MIPs, upon terminations of employment as a result of a reduction in force, death or disability, the participant may, at the discretion of the Company, receive a prorated payment of his or her award under the applicable MIP, subject to the execution, delivery and non-revocation of a general release of claims in favor of the Company.

2020 Incentive Award Plan

Under the 2020 Incentive Award Plan, or the 2020 Plan, in the event of a “change in control” of our Company (as defined in the 2020 Plan) on December 31, 2020, to the extent that the surviving entity declines to continue, convert, assume or replace outstanding awards, then all outstanding awards granted under the 2020 Plan, including the RSU awards held by Messrs. Niles and Graffam, will become fully vested and exercisable in connection with the transaction. In addition, such awards will be cancelled upon the closing of the change in control in exchange for the per share consideration received by our stockholders in the transaction, only to the extent that the amount received as a result of any settlement or exercise of such award is greater than zero.

Pursuant to the applicable award agreements, if either of Messrs. Niles or Graffam experiences a termination of service for any reason prior to a change in control of the Company, any then-outstanding Performance-Based RSU Awards and any then-outstanding and unvested Time-Based RSU Awards (as applicable) will be cancelled and forfeited by the executive, except as set forth below.

•Performance-Based RSUs. Upon a termination of either executive’s service with the Company without “cause,” by the executive for “good reason,” or due to the executive’s death or “disability” (each such term as defined in the applicable award agreement) (collectively, a “qualifying termination”), (i) the executive’s Performance-Based RSU Award(s) will remain outstanding and eligible to vest on a change in control during the five-year period immediately following the date of such termination based on the achievement of applicable performance goals, and (ii) the number of any performance-vested RSUs that vest in full upon the change in control will be determined on a pro rata basis based on the number of days the executive was employed from August 30, 2019 through the date of the change in control. Any performance-based RSUs that do not vest in accordance with the foregoing will be cancelled and forfeited by the executive. If a change in control of the Company does not occur on or within the five-year period immediately following the date of an executive’s qualifying termination, the

Performance-Based RSU Award(s) will automatically be cancelled and forfeited on the fifth anniversary of the executive’s qualifying termination.

•Time-Based RSUs. If either executive experiences a qualifying termination, any then-unvested RSUs that are subject to a Time-Based RSU Award will vest with respect to a number of time-based RSUs that would have vested during the 12-month period immediately following the date of such termination had the executive remained in continuous service with the Company during such period.

The treatment of the RSU awards upon certain qualifying terminations of service, as described above, is subject to the executive’s timely execution and non-revocation of a general release of claims against the Company, and the execution of and continued compliance with any restrictive covenants applicable to the executive.

Director Compensation

Director Compensation Program

In 2020, prior to the effectiveness of the Director Compensation Program (as defined below), each non-employee director was eligible to receive an annual cash retainer fee of $80,000 for services on our Board, other than Mr. Kneeland whose annual retainer as Chairman of the Board was $140,000, and Mr. Escudier who received no compensation from the Company for his services in 2020. Fees for services on each of our audit, compensation and strategy committees were $5,000 per committee (with committee chairs receiving $10,000), excluding Mr. Kneeland who received no compensation for his service on the strategy committee in 2020.

Effective as of April 1, 2020, our Board adopted a non-employee director compensation program (the “Director Compensation Program”). The Director Compensation Program provides for annual cash retainer fees and long-term equity awards for our non-employee directors who are not representatives of EQT (each, an “Eligible Director”). The Director Compensation Program consists of the following components:

Cash Compensation
•Annual Retainer (Non-Chairman): $90,000
•Annual Non-Executive Chairman of the Board Retainer: $150,000
•Annual Committee Chair Retainer:
◦Audit: $20,000
◦Compensation: $20,000
◦Strategy: $20,000
•Annual Committee Member (Non-Chair) Retainer:
◦Audit: $10,000
◦Compensation: $10,000
◦Strategy: $10,000

Annual cash retainers will be paid in quarterly installments in arrears and will be pro-rated for any partial calendar quarter of service. Mr. Kneeland, the Chairman of our Board, is not eligible to receive any committee retainers.

Equity Compensation

Each Eligible Director is eligible to receive grants of one or more awards under the 2020 Plan.

Compensation under our Director Compensation Program is subject to the annual limits on nonemployee director compensation set forth in the 2020 Plan, as described under the section entitled, “—Securities Authorized for Issuance Under Equity Compensation Plans” below.

Equity Awards to Directors in 2020

In connection with the adoption of the 2020 Plan, certain of our non-employee directors were granted Performance-Based RSU Awards and Time-Based RSU Awards, as set forth in the table below. Any vested RSUs will be settled in connection with a change in control of the Company.

Non-Employee Director	Number of Performance-Based RSUs Granted in 2020 (#) (1)	Number of Time-Based RSUs Granted in 2020 (#) (2)
Patrick J. Bartels, Jr.	43,750	18,750
Mitchell G. Etess	43,750	18,750
Michael J. Kneeland	65,625	28,125
Michael R. Meyers	43,750	18,750
Dick Seger	65,625	28,125

(1)    Upon a "change in control" of the Company (as defined in the 2020 Plan), the RSUs subject to the Performance-Based RSU Awards are eligible to performance vest in an amount ranging from 0% to 100% of the total RSUs subject to the award, based on the attainment of predetermined equity values of the Company, as a multiple on invested capital (the “Equity Values”) at the time of a change in control of the Company. Any RSUs that become performance-vested in accordance with the foregoing will, in connection with the change in control, become fully vested subject to the director’s continued service with the Company until immediately prior to the change in control. If, however, the minimum Equity Value is not achieved at the time of the change in control, the Performance-Based RSU Awards will be cancelled and forfeited at such time.

(2)    The RSUs subject to the Time-Based RSU Awards are eligible to vest as follows, subject to the director’s continued service through the applicable vesting date: (i) 20% of the RSUs on August 30, 2020 and (ii) 80% of the remaining RSUs in 48 substantially equal installments on each monthly anniversary of thereafter, such that Time-Based RSU Awards will be fully vested on August 30, 2024. At the time of a change in control of the Company, any unvested portion of the Time-Based RSU Awards will automatically accelerate and vest in full, subject to the director’s continued service with the Company until immediately prior such change in control.

Director Compensation Table

The following table sets forth compensation paid to or earned by our non-employee directors during the year ended December 31, 2020.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Total ($)
Patrick J. Bartels, Jr.	100,000	—	100,000
Stephen Escudier	—	—	—
Mitchell G. Etess	100,000	—	100,000
Michael J. Kneeland	145,000	—	145,000
Michael R. Meyers	100,000	—	100,000
Dick Seger	100,000	—	100,000

(1)Amounts reflect the full grant-date fair value of restricted stock unit awards granted during 2020, rather than the amounts paid to or realized by the named individual. In 2020, our non-employee directors were granted RSUs that are subject to both service-based and liquidity-based vesting conditions. As required pursuant to SEC disclosure rules, the grant-date fair values of these awards included in the table above were computed based on the probable outcomes of the performance conditions as of the applicable grant date; achievement of the performance conditions for these RSUs was not deemed probable on the grant date and, accordingly, no value is included in the table for these awards. Assuming achievement of the performance conditions, the fair values of these RSUs, determined as of applicable grant date, to each of Messrs. Bartels, Etess, Kneeland, Meyers and Seger is $81,250, $81,250, $121,875, $81,250 and $121,875, respectively. We provide information regarding the assumptions used to calculate the value of all restricted stock unit awards made to our non-employee directors in Note 14 to the consolidated financial statements included in this Form 10-K.

The table below shows the aggregate numbers of RSU awards held as of December 31, 2020 by each non-employee     director who was serving as of December 31, 2020:

Name	RSUs Outstanding at Fiscal Year End (#)
Patrick J. Bartels, Jr.	62,500
Mitchell G. Etess	62,500
Michael J. Kneeland	93,750
Michael R. Meyers	62,500
Dick Seger	93,750

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The table below sets forth information, as of February 28, 2021, the amount and percentage of our outstanding shares of common stock beneficially owned by (i) each person known by us to own beneficially more than 5% of our outstanding common stock, (ii) each director, (iii) each of our executive officers, and (iv) all of our directors and executive officers as a group. The percentages reflect beneficial ownership, as determined in accordance with the SEC's rules, as of February 28, 2021, and are based on 22,500,000 shares of common stock outstanding. All information with respect to beneficial ownership has been furnished by the respective 5% or more stockholders, directors, director nominees or executive officers, as the case may be.

Name	Beneficial Ownership	% of Total
5% Shareholders
CRF3 Investments I S.á.r.l.(1)	10,873,865	48.33%
Brigade Capital Management, LP(2)	5,609,921	24.93%
Ensign Peak Advisors, Inc.(3)	2,064,988	9.18%
AllianceBernstein Accounts(4)	1,226,742	5.45%
Directors and Executive Officers
William E. Niles	7,237	*
Fred A. Graffam	1,006	*
Patrick J. Bartels	—	*
Stephen Escudier	—	*
Mitchell G. Etess	—	*
Michael J. Kneeland	—	*
Michael R. Meyers	341	*
Dick Seger	—	*
All executive officers and directors as a group (8 persons)(5)	8,584	*

(1)The address of this beneficial owner is 26A Boulevard Royal, L‑2449, Luxembourg. EQT Partners UK Advisors LLP may be deemed to have voting and investment power with respect to, and may be deemed to be the beneficial owner of, the shares of common stock owned by CRF3 Investments I S.à.r.l.

(2)The address of this beneficial owner is 399 Park Avenue, Suite 1600, New York, NY 10022. The entirety of the shares are owned by funds and accounts managed by Brigade Capital Management, LP (collectively, the “Brigade Funds”). Brigade Capital Management, LP has voting and investment power with respect to the shares of common stock owned by the foregoing entities and may be deemed to be the beneficial owner of the shares of common stock owned by the Brigade Funds.

(3)The address of this beneficial owner is 60 East South Temple Street, Suite 400, Salt Lake City, UT 84111.

(4)The address of this beneficial owner is 1345 Avenue of the Americas, New York, NY 10105. Consists of (i) 257,529 shares owned by AB High Income Fund, Inc., (ii) 578 shares owned by AB Bond Fund, Inc.-AB FlexFee High Yield Portfolio, (iii) 35,682 shares owned by AllianceBernstein Global High Income Fund, Inc., (iv) 812,814 shares owned by AB FCP I‑Global High Yield Portfolio, (v) 2,309 shares owned by AB SICAV I‑Global Income Portfolio,

(vi) 1,489 shares owned by AB SICAV I-All Market Income Portfolio, (vii) 13,223 shares owned by AllianceBernstein LP, on behalf of Kaiser Foundation Hospitals, (viii) 4,469 shares owned by The AB Portfolios-AB All Market Total Return Portfolio, (ix) 68,348 shares owned by AB Bond Fund, Inc-AB Income Fund, (x) 6,873 shares owned by AB Collective Investment Trust Series-AB US High Yield Collective Trust, (xi) 5,847 shares owned by AllianceBernstein LP, on behalf of The State of Connecticut, and (xii) 17,581 shares owned by AllianceBernstein LP, on behalf of Teachers’ Retirement System of Louisiana (collectively, the “AllianceBernstein Accounts”). AllianceBernstein L.P. is investment advisor to the AllianceBernstein Accounts. AllianceBernstein L.P. and Neil Ruffell, in his position as Head of Portfolio Administration of AllianceBernstein L.P., may be deemed to have voting and investment power with respect to the common stock owned by the AllianceBernstein Accounts, and may be deemed to be the beneficial owner of the shares of common stock owned by the AllianceBernstein Accounts.

(5)The address of directors and officers is in care of Monitronics International, Inc., 1990 Wittington Place, Farmers Branch, Texas 75234.

*    Represents less than 1%

Changes in Control

We know of no arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of our Company.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes the number of shares of our common stock that may be issued under our existing equity compensation plans as of December 31, 2020.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)	Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (#) (1)
Equity compensation plans approved by stockholders	—	—	—

Equity compensation plans not approved by stockholders (2)	1,881,918	—	618,082
Total	1,881,918		618,082

(1)Includes shares available for future grants of stock options, stock appreciation rights, restricted stock, restricted stock units or other stock-based awards, as applicable.

(2)Consists of our 2020 Incentive Award Plan.

2020 Incentive Award Plan

On August 3, 2020, our Board, on recommendation of the compensation committee, adopted the Monitronics International, Inc. 2020 Incentive Award Plan (the “2020 Plan”), pursuant to which the Company may grant cash, equity and equity-based incentive awards to eligible service providers (including our named executive officers) in order to attract, motivate and retain the talent for which the Company competes. The material terms of the 2020 Plan are summarized below.

Eligibility and Shares Available. The 2020 Plan provides for the grant of non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), dividend equivalents and other stock or cash based awards (collectively, “awards”). Non-employee directors of the Company, as well as employees and consultants of the Company or its subsidiaries (collectively, “participants”) are eligible to receive awards under the 2020 Plan. The 2020 Plan authorizes the issuance of 2,500,000 shares of our common stock. Subject to certain limitations, the following shares will be added back to the share limit: shares covered by awards granted under the 2020 Plan that are forfeited, expire or lapse, or are repurchased for or settled in cash, and shares tendered or withheld to cover any exercise or purchase price of an award and/or tax withholding.

Shares issued pursuant to awards under the 2020 Plan may be authorized but unissued shares, shares purchased on the open market or treasury shares. In no event will the sum of the compensation of, including the aggregate grant date fair value (determined under ASC Topic 718, or any successor thereto) of all awards granted to, a non-employee director, for services as a director of the Board during any fiscal year of the Company exceed $700,000.

Administration. The 2020 Plan will be administered by the compensation committee of the Board (or, with respect to awards granted to non-employee directors of the Company, by our full Board). The administrator of the 2020 Plan (the “plan administrator”) or its delegate has the authority to determine which service providers receive awards and to set the terms and conditions applicable to the awards within the confines of the 2020 Plan’s terms. The plan administrator has the authority to make all determinations and interpretations under, and adopt rules and guidelines for the administration of, the 2020 Plan.

Awards. The 2020 Plan also contains provisions with respect to the payment of exercise or purchase prices, vesting and expiration of awards, adjustments and treatment of awards upon certain corporate transactions, including stock splits, recapitalizations and mergers, transferability of awards and tax withholding requirements. All awards under the 2020 Plan will be evidenced by award agreements, which will detail the terms and conditions of the awards, including any applicable vesting and payment terms and post-termination exercise limitations. Certain awards under the 2020 Plan may constitute or provide for a deferral of compensation, subject to Section 409A of the Code which may impose additional requirements on the terms and conditions of such awards.

Amendment. The 2020 Plan may be amended, suspended or terminated by our Board at any time, subject to certain limitations requiring stockholder consent or the consent of a participant. The 2020 Plan will expire on August 3, 2030.

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

The following are certain transactions, arrangements and relationships with our directors, executive officers and stockholders owning 5% or more of our outstanding common stock since January 1, 2020.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees and All Other Fees

The following table presents fees for professional audit services rendered by KPMG LLP for the audit of our consolidated financial statements for 2020 and 2019, the review of unaudited interim financial statements included in our quarterly reports on Form 10-Q and fees billed for other professional services rendered by KPMG LLP in each of the last two fiscal years:

	2020	2019
Audit fees	$982,000	$1,819,000
Audit related fees	59,000	—
Audit and audit related fees	$1,041,000	$1,819,000
Tax fees	160,000	—
Other fees	—	—
Total fees	$1,201,000	$1,819,000

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

All services provided by our independent auditor during 2019 and 2020 were approved either by the audit committee or in accordance with the terms of a pre-approval policy approved by the audit committee.

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

3.1	Certificate of Incorporation of Monitronics International, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 4, 2019).
3.2	Certificate of Amendment to Certificate of Incorporation of Monitronics International, Inc.*
3.3	Bylaws of Monitronics International, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 4, 2019).
3.4
Certificate of Ownership and Merger, dated July 7, 2011 (incorporated by reference to Exhibit 3.1 to Ascent Capital's Current Report on Form 8-K (File No. 001-34176), filed with the Commission on July 8, 2011) (filed for the purpose of changing the name of Ascent Capital).

10.1
Employment Agreement, dated October 17, 2020, by and between William E. Niles and Monitronics International, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on October 22, 2020).

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

10.4
Monitronics International, Inc. 2020 Incentive Award Plan, dated July 29, 2020 (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 filed with the SEC on July 29, 2020).

10.5
Form of Time-Based Restricted Stock Unit Award Agreement under Monitronics International, Inc. 2020 Incentive Award Plan (incorporated by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 filed with the SEC on July 29, 2020).

10.6
Form of Performance-Based Restricted Stock Unit Award Agreement under Monitronics International, Inc. 2020 Incentive Award Plan (incorporated by reference to Exhibit 99.3 to the Registrant’s Registration Statement on Form S-8 filed with the SEC on July 29, 2020).

10.7
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

10.8
Form of Amendment No. 1, dated June 17, 2020, to the Senior Secured Credit Agreement, by and among Monitronics International, Inc., Encina Private Credit SPV, LLC, as administrative agent, swingline lender and L/C Issuer, and certain other parties thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 22, 2020).

10.9
Loan Agreement dated as of August 30, 2019, among Monitronics International, Inc., the guarantors party thereto, Cortland Capital Market Services LLC as administrative agent and the lenders party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 4, 2019).

10.10
Form of Amendment No. 1, dated June 17, 2020, to the Loan Agreement, by and among Monitronics International, Inc., Cortland Capital Market Services LLC, as administrative agent, and certain other parties thereto (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 22, 2020).

10.11
Asset Purchase Agreement by and between Monitronics International, Inc. and Protect America, Inc., dated as of June 17, 2020 (certain portions of which have been omitted) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 22, 2020).

10.12
Form of Amendment No. 2, dated March 18, 2021, to the Loan Agreement, by and among Monitronics International, Inc., Cortland Capital Market Services LLC, as administrative agent, and certain other parties thereto.*

21	List of Subsidiaries of Monitronics International, Inc. *
24	Power of Attorney (included on the signature pages of this Part IV). *
31.1	Chief Executive Officer Certifications pursuant to Section 301 of the Sarbanes-Oxley Act of 2002. *
31.2	Chief Financial Officer Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32	18 U.S.C. Section 1350 Certification, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
101.INS	XBRL Instance Document. *
101.SCH	XBRL Taxonomy Extension Schema Document. *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document. *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. *

*	Filed herewith.
**	Furnished herewith.

ITEM 16. FORM 10-K SUMMARY

    Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONITRONICS INTERNATIONAL, INC.

Dated:	March 18, 2021	By	/s/ William E. Niles
William E. Niles
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints William E. Niles and Fred A. Graffam, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ William E. Niles	Chief Executive Officer (principal executive officer)	March 18, 2021
William E. Niles

/s/ Patrick J. Bartels, Jr.	Director	March 18, 2021
Patrick J. Bartels, Jr.

/s/ Stephen Escudier	Director	March 18, 2021
Stephen Escudier

/s/ Mitchell G. Etess	Director	March 18, 2021
Mitchell G. Etess

/s/ Michael J. Kneeland	Director	March 18, 2021
Michael J. Kneeland

/s/ Michael R. Meyers	Director	March 18, 2021
Michael R. Meyers

/s/ Dick Seger	Director	March 18, 2021
Dick Seger

/s/ Fred A. Graffam	Chief Financial Officer, Executive Vice President and Assistant Secretary (principal financial and accounting officer)	March 18, 2021
Fred A. Graffam